Form 10-Q
period 1996-03-31
M WAVE INC
filed 1996-05-15
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  DC 20549



                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1996              Commission File No.   0-19944



                                  M~WAVE, INC.
             (Exact name of registrant as specified in its charter)



      DELAWARE                                             36-3809819
(State or other jurisdiction of                         (I.R.S.  Employer
 incorporation or organization)                        identification No.)


216 Evergreen Street, Bensenville, Illinois                  60106
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number including area code:      (708) 860-9542



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_    No ___



The registrant has 3,020,375 shares of common stock outstanding at May 6, 1996.

                         PART I - FINANCIAL INFORMATION
                          Item 1: Financial Statements

                                  M~WAVE, Inc.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                       December 31,          March 31,
                                                                           1995                1996
                                                                       ------------         -----------
                        ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...................................         $2,403,747            $222,402
    Marketable securities.......................................          1,321,358           1,008,615
    Accounts receivable,net of allowance
      for doubtful accounts of $10,000..........................          4,106,494           4,108,655
    Inventories.................................................          3,462,200           2,595,591
    Refundable income taxes.....................................            639,112             901,924
    Deferred income taxes.......................................            154,682             707,373
    Prepaid expenses and other..................................            331,010             219,293
                                                                       ------------         -----------
        Total current assets....................................         12,418,603           9,763,853

PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements............................          2,680,882           6,012,230
    Machinery and equipment.....................................         10,043,357          10,991,914
                                                                       ------------         -----------
        Total property, plant and equipment.....................         12,724,239          17,004,144
    Less accumulated depreciation...............................         (2,629,466)         (2,973,749)
                                                                       ------------         -----------
        Property, plant and equipment-net.......................         10,094,773          14,030,395
GOODWILL........................................................            873,636             848,190
OTHER ASSETS....................................................             20,811              23,357
                                                                       ------------         -----------
TOTAL...........................................................        $23,407,823         $24,665,795
                                                                       ============         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable............................................         $1,734,831          $2,314,096
    Accrued expenses............................................          1,163,692           1,476,976
    Current portion of long-term debt...........................            409,338             603,617
                                                                       ------------         -----------
        Total current liabilities...............................          3,307,861           4,394,689

DEFERRED INCOME TAXES...........................................            723,130             723,130
LONG-TERM DEBT..................................................             11,239           2,308,726
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued..................................
    Common stock, $.01 par value; authorized, 10,000,000
      shares; 3,040,375 shares issued and 3,020,375 shares
      outstanding at December 31, 1995 and March 31, 1996.......             30,404              30,404
    Additional paid-in capital..................................          7,488,422           7,488,422
    Retained earnings ..........................................         11,966,767           9,840,424
    Treasury stock:  20,000 shares, at cost.....................           (120,000)           (120,000)
                                                                       ------------         -----------
        Total stockholders' equity .............................         19,365,593          17,239,250
                                                                       ------------         -----------
TOTAL...........................................................        $23,407,823         $24,665,795
                                                                       ============         ===========



                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                   Three months ended March 31,
                                                   ----------------------------
                                                       1995             1996
                                                   ----------       ----------
Net sales................................          $8,034,178       $6,256,558
Cost of goods sold.......................           5,498,377        8,090,779
                                                   ----------       ----------
  Gross profit (loss)....................           2,535,801       (1,834,221)

Operating expenses:
  General and administrative.............             559,036          736,692
  Selling and marketing..................             406,940          483,403
  Research and development...............             112,264          121,355
                                                   ----------       ----------
    Total operating expenses.............           1,078,240        1,341,450

  Operating income (loss) ...............           1,457,561       (3,175,671)

Other income (expense):
  Interest income........................              80,277           29,551
  Interest expense.......................             (15,999)         (58,004)
  Loss on disposal of assets.............                   0         (149,751)
                                                   ----------       ----------
    Total other income (expense)                       64,278         (178,204)

    Income (loss) before income  taxes...           1,521,839       (3,353,875)

Provision (credit) for income taxes......             604,788       (1,227,531)
                                                   ----------       ----------
Net income (loss)........................            $917,051      ($2,126,344)
                                                   ==========       ==========
Net income (loss) per share                             $0.30           ($0.70)


Weighted average shares                             3,067,867        3,020,375




                See notes to consolidated financial statements.

                                  M~WAVE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                         Three months ended March 31,
                                                                         ----------------------------
                                                                             1995            1996
                                                                          ---------       ---------
OPERATING ACTIVITIES:
  Net income (loss)..............................................          $917,051     ($2,126,344)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation and amortization..............................           256,946         369,729
      Deferred income taxes......................................           144,264        (552,691)
    Changes in assets and liabilities:
      Accounts receivable-trade..................................        (1,127,451)         (2,161)
      Insurance proceeds receivable..............................           400,000               0
      Inventories................................................          (885,990)        866,609
      Income taxes...............................................           431,680        (262,812)
      Prepaid expenses and other assets..........................            38,650         109,171
      Accounts payable...........................................           533,992         579,266
      Accrued expenses...........................................          (363,915)        313,284
                                                                          ---------       ---------
         Net cash flows from operating activities................           345,227        (705,949)
                                                                          ---------       ---------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment......................        (1,648,173)     (4,279,905)
  Redemption of marketable securities............................                 0         312,743
  Collection of notes receivable.................................             4,678               0
                                                                          ---------       ---------
         Net cash flows from investing activities................        (1,643,495)     (3,967,162)
                                                                          ---------       ---------
FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options.............            17,062               0
  Mortgage debt incurred.........................................                         2,496,007
  Payments on capital leases.....................................            (8,738)         (4,241)
                                                                          ---------       ---------
         Net cash flows from financing activities................             8,324       2,491,766
                                                                          ---------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS........................        (1,289,944)     (2,181,345)

CASH AND CASH EQUIVALENTS - Beginning of period..................         6,868,823       2,403,747
                                                                          ---------       ---------
CASH AND CASH EQUIVALENTS - End of period........................        $5,578,879        $222,402
                                                                          =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest.....................                           $58,004




                See notes to consolidated financial statements.

                                  M~WAVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1995 filed March 29, 1996.

2. BUSINESS

        M~Wave, through its wholly-owned subsidiaries, Poly Circuits Inc. and P C Dynamics Corporation (collectively, the "Company"), manufactures microwave frequency components and high frequency circuit boards on Teflon-based laminates for commercial and military wireless communication applications. In 1995, the Company established a division that does contract assembly work for customers.

4. INVENTORIES

        Substantially all the Company's inventories are in work in process.

5. DEBT

        The Company has borrowed $2,496,000 at March 31, 1996 against a total financing commitment of $2,954,000 for the construction of the new P C Dynamics Corporation facility in Frisco, Texas. Interest on this mortgage debt is at the prime rate. The loan is payable in monthly installments of principal and interest beginning July 1996 and ending in June 2001.

6. LITIGATION

        The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

        The Company and Joseph Turek have been named as defendants in Lionheart Partners, Inc., as general partner of Lionheart USA Micro Cap Value, L.P. v. M~Wave, Inc. and Joseph Turek,
which was filed on or about November 17, 1995 in the United States District Court for the Northern District of Illinois. The case was filed as a purported
class action on behalf of all persons who purchased common stock of     the
Company between August 8, 1995 and October 18, 1995. The complaint alleges that the defendants made materially false and misleading statements and failed to correct public representations which had become materially false and misleading regarding the Company's revenues and earnings. The complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks compensatory damages in an unspecified amount.

        The Company believes that this action is without merit. On January 5, 1996, the Company filed a motion to dismiss the complaint. On April 26, 1996, this motion to dismiss was denied.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED MARCH 31, 1996 COMPARED TO THE QUARTER ENDED MARCH 31, 1995

NET SALES

        Net sales were $6,257,000 for the first quarter ended March 31, 1996, a decrease of $1,778,000 or 22% below the first quarter of 1995. The decrease primarily reflects a slowdown in orders from the Company's largest customers as well as first quarter production problems which resulted in higher than expected sales returns. The reduction in orders from key accounts began in 1995 and is continuing in 1996.

GROSS PROFIT(LOSS) AND COST OF GOODS SOLD

        Gross profit decreased to a loss of ($1,834,000) in the first quarter of 1996 from $2,536,000 in the first quarter of 1995. This decrease is primarily attributable to reduced shipments to the Company's largest customers, a shift in product mix, certain price reductions and production problems. The decrease in gross profit includes sales adjustments for pricing and returns of $721,000 and inventory writedowns of $1,295,000 and $665,000 relating to manufacturing scrap and rework and inventory obsolescence, respectively. The Company has begun to make operational changes designed to enhance its quality control and ability to manufacture highly complex products; however, there can be no assurance as to when, or if, these changes will result in improved manufacturing processes. Future production problems would continue to adversely impact the Company's gross margins and profitability, which would also result in decreased liquidity and adversely affect the Company's financial position.

OPERATING EXPENSES

        General and administrative expenses were $737,000 or 11.8% of net sales in the first quarter of 1996 compared to $559,000 or 7.0% of net sales in the first quarter of 1995. The increase is primarily attributable to an increase in legal expenses of $75,000 relating to litigation and regulatory compliance and relocation expense of $50,000 for employees relocating from Poly Circuits to P C Dynamics in Texas. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

        Selling and marketing expenses were $483,000 or 7.7% of net sales in the first quarter of 1996 compared to $407,000 or 5.1% of net sales in the first quarter of 1995. The increase in selling and marketing expenses relates primarily to a shift in sales from non-commissionable to commissionable. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations.

        Research and development expenses were $121,000 or 1.9% of net sales in the first quarter of 1996 compared to $112,000 or 1.4% of net sales in the first quarter of 1995. Research and development costs are expensed as they are incurred.

OPERATING INCOME(LOSS)

        Operating loss was ($3,176,000) in the first quarter of 1996 compared to operating income of $1,458,000 or 18.1% of net sales in the first quarter of 1995, a decrease of $4,633,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above.

LOSS ON DISPOSAL OF ASSETS

        The loss of $149,751 relates to unusable equipment disposed of at the P C Dynamics location.

INCOME TAXES

        In the first quarter of 1995 the Company had an effective tax rate of 39.7%. In the first quarter of 1996, the Company had an effective tax credit of 36.6%.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided/(used) from operations was ($706,000) in the first quarter of 1996 compared to $345,000 in the first quarter of 1995. A reduction of inventories and increases in accounts payable and accrued expenses partially offset the first quarter 1996 loss from operations.

        Capital expenditures of $4.3 million in the first quarter of 1996, compared with $1.6 million in the first quarter of 1995, include $3.3 million for the new P C Dynamics facility in Texas. The estimated cost to complete this facility is $0.5 million. The construction expenditures were partially financed through mortgage borrowing's of $2.5 million against a total financing commitment of $2.95 million. Except for completion of the P C Dynamics facility and expenditures required to improve its manufacturing processes, the Company presently has no plans for additional capital expenditures.

        On January 10, 1996, the Company obtained a construction loan from American National Bank and Trust Company of Chicago in the amount of $2,160,000 to finance the rebuilding of the facility in Frisco, Texas. The loan is payable in monthly installments of principal and interest beginning July 1996 and ending in June 2001.

        On March 31, 1996, the Company obtained a construction loan from American National Bank and Trust Company that permits borrowing up to $794,000 to finance the rebuilding of the facility in Frisco, Texas. As of March 31, 1996, $336,000 was outstanding. The loan is payable in monthly installments of principal and interest beginning July 1996 and ending in June 2001.

        As of March 31, 1996, the Company has $2,912,000 of debt and $1,231,000 of cash and investments. Management believes that funds generated from operations, coupled with the Company's cash and investment balances and its capacity for debt will be sufficient to fund current business operations. The Company's ability to fund its activities is directly dependent upon its sales, its ability to improve its manufacturing processes, the effective utilization of the Company's manufacturing resources and the Company's ability to access external sources of financing. The Company anticipates additional debt financing during 1996. There can be no assurances that such additional debt financing can be obtained and, if obtained, at reasonable terms.



INFLATION

        Management believes inflation has not had a material effect on the Company's operation or on its financial position.

FOREIGN CURRENCY TRANSACTIONS

        All of the Company's foreign transactions are negotiated, invoiced and paid in United States dollars.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        As a supplier to microwave manufacturers, the Company is dependent upon the success of its customers in developing and successfully marketing end-user microwave systems. The Company is currently working on several development programs for its customers. The development of commercial applications for microwave systems and the timing and size of production schedules for these programs is uncertain and beyond the control of the Company. There can be no assurance that these development programs will have a favorable impact on the Company's operating results. Although management believes some of these products and programs may ultimately develop into successful commercial applications, such developments could result in periodic fluctuations in the Company's operating results. As a result of these considerations, the Company has historically found it difficult to project operating results.

        The Company expects that a small number of customers will continue to account for a substantial majority of its sales and that the relative dollar amount and mix of products sold to any of these customers can change significantly from year to year.

There can be no assurance that the Company's major customers will continue to
purchase products from the Company at current levels, or  that the      mix of
products purchased will be in the same ratio. The loss of one or more of the Company's major customers or a change in the mix of product sales could have a material adverse effect on the Company.

        In addition, future results may be impacted by a number of other factors, including the Company's dependence on suppliers and subcontractors for components; the Company's ability to respond to technical advances; successful award of contracts under bid; design and production delays; cancellation or reduction of contract orders; the Company's effective utilization of existing and new manufacturing resources; and pricing pressures by key customers.

        The Company's future success is highly dependent upon its ability to manufacture products that incorporate new technology and are priced competitively. The market for the Company's products is characterized by rapid technology advances and industry-wide competition. This competitive environment has resulted in downward pressure on gross margins. In addition, the Company's business has evolved towards the production of relatively smaller quantities of more complex products, the Company expects that it will at times encounter difficulty in maintaining its past yield standards. There can be no assurance that the Company will be able to develop technologically advanced products or that future pricing actions by the Company and its competitors will not have a material adverse effect on the Company's results of operations.

                          PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

        The Company and Joseph Turek have been named as defendants in Lionheart Partners, Inc., as general partner of Lionheart USA Micro Cap Value, L.P. v. M~Wave, Inc. and Joseph Turek, which was filed on or about November 17, 1995 in the United States District Court for the Northern District of Illinois. The case was filed as a purported class action on behalf of all persons who purchased common stock of the Company between August 8, 1995 and October 18, 1995. The complaint alleges that the defendants made materially false and misleading statements and failed to correct public representations which had become materially false and misleading regarding the Company's revenues and earnings. The complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks compensatory damages in an unspecified amount.

        The Company believes that this action is without merit. On January 5, 1996, the Company filed a motion to dismiss the complaint. On April 26, 1996, this motion to dismiss was denied.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


(b) The Company was not required to file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        M~WAVE, INC.

Date: May 13, 1996             /s/    PAUL H. SCHMITT
                                  ------------------------
                                      Paul H. Schmitt

                                  Chief Financial Officer

                                EXHIBIT INDEX
         Exhibit
           No                           Description
         -------        ------------------------------------------------------
          10.8          Construction loan Note, dated March 31, 1996,
                        by and among the Company, P C Dynamics and American National Bank and Trust Company of Chicago

          27            Financial Data Schedule