Form 10-Q
period 1996-06-30
M WAVE INC
filed 1996-08-14
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  DC 20549



                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1996                Commission File No.   0-19944
- -----------------------------------                -----------------------------


                                M~WAVE, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




            DELAWARE                                      36-3809819
- --------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S.  Employer
 incorporation or organization)                      identification No.)


216 Evergreen Street, Bensenville, Illinois                  60106
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)



    Registrant's telephone number including area code:  (630) 860-9542
                                                        -------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__    No  _____



The registrant has 3,021,625 shares of common stock outstanding at August 6, 1996.

                         PART I - FINANCIAL INFORMATION
                          Item 1: FINANCIAL STATEMENTS

                                  M~WAVE, Inc.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                               DECEMBER 31,               JUNE 30,
                                                                                   1995                     1996
                                                                               ------------             ------------
                         ASSETS
CURRENT ASSETS:
    Cash and cash equivalents......................................             $2,403,747                 $374,026
    Marketable securities..........................................              1,321,358                1,072,791
    Accounts receivable,net of allowance
      for doubtful accounts of $10,000.............................              4,106,494                4,016,950
    Inventories....................................................              3,462,200                2,902,814
    Refundable income taxes........................................                639,112                1,170,528
    Deferred income taxes..........................................                154,682                  604,790
    Prepaid expenses and other.....................................                331,010                  185,434
                                                                               ------------             ------------
        Total current assets.......................................             12,418,603               10,327,333
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements...............................              2,680,882                5,997,670
    Machinery and equipment........................................             10,043,357               11,076,371
                                                                               ------------             ------------
        Total property, plant and equipment........................             12,724,239               17,074,041
    Less accumulated depreciation..................................             (2,629,466)              (3,331,572)
                                                                               ------------             ------------
        Property, plant and equipment-net..........................             10,094,773               13,742,469
GOODWILL...........................................................                873,636                  822,744
OTHER ASSETS.......................................................                 20,811                   24,010
                                                                               ------------             ------------
TOTAL..............................................................            $23,407,823              $24,916,556
                                                                               ============             ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Line of credit borrowings......................................            $         0              $   500,000
    Accounts payable...............................................              1,734,831                2,394,827
    Accrued expenses...............................................              1,163,692                1,538,557
    Current portion of long-term debt..............................                409,338                  601,742
                                                                               ------------             ------------
        Total current liabilities..................................              3,307,861                5,035,126

DEFERRED INCOME TAXES..............................................                723,130                  723,130
LONG-TERM DEBT.....................................................                 11,239                2,249,797
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued.....................................
    Common stock, $.01 par value; authorized, 10,000,000 shares
      3,041,625 shares issued and 3,020,375 shares outstanding
      at December 31, 1995 and 3,021,625 shares outstanding
      at June 30, 1996..........................................                    30,404                   30,416
    Additional paid-in capital.....................................              7,488,422                7,492,472
    Retained earnings .............................................             11,966,767                9,505,615
    Treasury stock:  20,000 shares, at cost........................               (120,000)                (120,000)
                                                                               ------------             ------------
        Total stockholders' equity ................................             19,365,593               16,908,503
                                                                               ------------             ------------
TOTAL..............................................................            $23,407,823              $24,916,556
                                                                               ============             ============

                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                          Three months ended June 30,
                                                        --------------------------------
                                                           1995                 1996
                                                        ----------           -----------
Net sales...................................            $8,676,978           $6,340,968
Cost of goods sold..........................             6,484,036            5,554,127
                                                        ----------           -----------
  Gross profit..............................             2,192,942              786,841

Operating expenses:
  General and administrative................               569,429              632,324
  Selling and marketing.....................               438,167              439,782
  Research and development..................               136,374              184,572
                                                        ----------           -----------
    Total operating expenses................             1,143,970            1,256,678

  Operating income (loss) ..................             1,048,972             (469,837)

Other income (expense):
  Interest income...........................               174,190               17,957
  Interest expense..........................               (15,999)             (55,130)
                                                        ----------           -----------
    Total other income (expense)                           158,191              (37,173)

    Income (loss) before income  taxes......             1,207,163             (507,010)

Provision (credit) for income taxes.........               478,314             (172,201)
                                                        ----------           -----------

Net income (loss)...........................              $728,849            ($334,809)
                                                        ==========           ===========

Net income (loss) per share                                  $0.24               ($0.11)


Weighted average shares                                  3,080,176            3,020,526



                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             Six months ended June 3
                                                        --------------------------------
                                                            1995                1996
                                                        -----------         ------------
Net sales...................................            $16,711,156         $12,597,526
Cost of goods sold..........................             11,982,413          13,644,906
                                                        -----------         ------------
  Gross profit (loss).......................              4,728,743          (1,047,380)

Operating expenses:
  General and administrative................              1,128,465           1,369,016
  Selling and marketing.....................                845,107             923,185
  Research and development..................                248,638             305,927
                                                        -----------         ------------
    Total operating expenses................              2,222,210           2,598,128

  Operating income (loss) ..................              2,506,533          (3,645,508)

Other income (expense):
  Interest income...........................                254,467              47,508
  Interest expense..........................                (31,998)           (113,134)
  Loss on disposal of assets................                      0            (149,751)
                                                        -----------         ------------
    Total other income (expense)                            222,469            (215,377)

    Income (loss) before income  taxes......              2,729,002          (3,860,885)

Provision (credit) for income taxes.........              1,083,102          (1,399,732)
                                                        -----------         ------------

Net income (loss)...........................             $1,645,900         ($2,461,153)
                                                        ===========         ============

Net income (loss) per share                                   $0.54              ($0.81)


Weighted average shares                                   3,069,102           3,020,451




                See notes to consolidated financial statements.

                                  M~WAVE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                          Six months ended June 30,
                                                                         ---------------------------
                                                                            1995            1996
                                                                         ----------     ------------
OPERATING ACTIVITIES:
  Net income (loss)..............................................        $1,645,900     ($2,461,153)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation and amortization..............................           528,201         752,998
      Deferred income taxes......................................           130,717        (450,108)
    Changes in assets and liabilities:
      Accounts receivable-trade..................................        (1,039,389)         89,544
      Insurance proceeds receivable..............................         1,065,021               0
      Inventories................................................          (577,084)        559,386
      Income taxes...............................................          (123,374)       (531,416)
      Prepaid expenses and other assets..........................           (89,348)        142,378
      Accounts payable...........................................          (273,252)        659,996
      Accrued expenses...........................................          (472,270)        374,865
                                                                         ----------     ------------
         Net cash flows from operating activities................           795,122        (863,510)
                                                                         ----------     ------------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment......................        (2,673,142)     (4,349,802)
  Redemption of marketable securities, net.......................                 0         248,567
  Collection of notes receivable.................................             9,430               0
                                                                         ----------     ------------
         Net cash flows from investing activities................        (2,663,712)     (4,101,235)
                                                                         ----------     ------------

FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options.............           122,275           4,062
  Line of credit borrowings......................................                           500,000
  Mortgage debt incurred.........................................                         2,439,323
  Payments on capital leases.....................................           (16,123)         (8,361)
                                                                         ----------     ------------
         Net cash flows from financing activities................           106,152       2,935,024
                                                                         ----------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS........................        (1,762,438)     (2,029,721)

CASH AND CASH EQUIVALENTS - Beginning of period..................         6,868,823       2,403,747
                                                                         ----------     ------------
CASH AND CASH EQUIVALENTS - End of period........................        $5,106,385      $  374,026
                                                                         ==========      ===========


Supplemental Disclosures of Cash Flow Information:

    Cash paid during the period for interest.....................                        $  113,134
    Cash paid during the period for income taxes.................        $  983,500


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

     5.   DEBT

            The Company has borrowed $2,439,000 at June 30, 1996 against a total financing commitment of $2,954,000 for the construction of the new P C Dynamics Corporation facility in Frisco, Texas. Interest on this mortgage debt is at the prime rate. The loan is payable in monthly installments of principal and interest beginning September 1996 and ending in August 2001.

            The Company has borrowed $500,000 at June 30, 1996 against a secured promissory note of $2,000,000 to fund the working capital needs of the Company. The note is due May 31, 1997.

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

            The Company believes that this action is without merit. On January 5, 1996, the Company filed a motion to dismiss the complaint. On April 26, 1996, this motion to dismiss was denied. In June 1996, the Plaintiff moved for class certification.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     RESULTS FOR THE QUARTER ENDED JUNE 30, 1996 COMPARED TO THE QUARTER ENDED JUNE 30, 1995

     NET SALES

          Net sales were $6,341,000 for the second quarter ended June 30, 1996, a decrease of $2,336,000 or 27% below the second quarter of 1995. The decrease primarily reflects a slowdown in orders from the Company's largest customers. The reduction in orders from key accounts began in 1995 and is continuing in 1996.

     GROSS PROFIT AND COST OF GOODS SOLD

          Gross profit decreased to $787,000 in the second quarter of 1996 from $2,193,000 in the second quarter of 1995. This decrease is primarily attributable to reduced shipments to the Company's largest customers, a shift in product mix, and production problems. The decrease in gross profit includes sales adjustments for pricing and returns of $228,000 and manufacturing scrap and rework of $127,000. The Company has made operational changes designed to enhance its quality control and ability to manufacture highly complex products; however, there can be no assurance as to when, or if, these changes will result in improved manufacturing processes. Future production problems would continue to adversely impact the Company's gross margins and profitability, which would also result in decreased liquidity and adversely affect the Company's financial position.

     OPERATING EXPENSES

          General and administrative expenses were $632,000 or 10.0% of net sales in the second quarter of 1996 compared to $569,000 or 6.6% of net sales in the second quarter of 1995. On April 15, 1996 the Company engaged a consulting firm to provide consulting services with respect to the Company's operations, which services resulted in additional expenses of $214,000 in the second quarter of 1996. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

          Selling and marketing expenses were $440,000 or 6.9% of net sales in the second quarter of 1996 compared to $438,000 or 5.0% of net sales in the second quarter of 1995. Sales commission expense was 3.5% of net sales in the second quarter of 1996 compared to 1.7% of net sales in the second quarter of 1995 due to a change in sales mix to more commissionable sales. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations.

          Research and development expenses which relate primarily to the assembly operations were $185,000 or 2.9% of net sales in the second quarter of 1996 compared to $136,000 or 1.6% of net sales in the second quarter of 1995. Research and development costs are expensed as they are incurred.



     OPERATING INCOME(LOSS)

          Operating loss was ($470,000) in the second quarter of 1996 compared to operating income of $1,049,000 or 12.1% of net sales in the second quarter of 1995, a decrease of $1,519,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:


     Decrease in net sales                 $(591,000)
     Decrease in gross margin               (815,000)
     Increase in operating expenses         (113,000)
                                         ------------

     Decrease in operating income        $(1,519,000)


     OTHER INCOME (EXPENSE)

          Interest income declined to $18,000 in the second quarter of 1996 from $174,000 in the second quarter of 1995 because a substantial portion of the Company's investments have been liquidated over the past year. Interest expense increased to $55,000 in the second quarter of 1996 from $16,000 in the second quarter of 1995 because of the mortgage debt and the line of credit borrowings during 1996.

     INCOME TAXES

          In the second quarter of 1995 the Company had an effective tax rate of 39.6%. In the second quarter of 1996, the Company had an effective tax credit of 34.0%.

     RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

     NET SALES

          Net sales were $12,598,000 for the six months ended June 30, 1996, a decrease of $4,114,000 or 25% below the first six months of 1995. The decrease primarily reflects a slowdown in orders from the Company's largest customers as well as production problems which resulted in higher than expected sales returns. The reduction in orders from key accounts began in 1995 and is continuing in 1996.

     GROSS PROFIT(LOSS) AND COST OF GOODS SOLD

          Gross profit decreased to a loss of ($1,047,000) in the first six months of 1996 from $2,193,000 in the first six months of 1995. This decrease is primarily attributable to reduced shipments to the Company's largest customers, a shift in product mix, and production problems. The decrease in gross profit includes sales adjustments for pricing and returns of $949,000 and inventory writedowns of $1,295,000 and $792,000 relating to manufacturing scrap and rework and inventory obsolescence, respectively. The Company has made operational changes designed to enhance its quality control and ability to manufacture highly complex products; however, there can be no assurance as to when, or if, these changes will result in improved manufacturing processes. Future production problems would continue to adversely impact the Company's gross margins and profitability, which would also result in decreased liquidity and adversely affect the Company's financial position.

     OPERATING EXPENSES

          General and administrative expenses were $1,369,000 or 10.9% of net sales for the first six months of 1996 compared to $1,128,000 or 6.8% of net sales for the first six months of 1995. On April 15, 1996 the Company engaged a consulting firm to provide consulting services with respect to the Company's operations, which services resulted in additional expenses of $214,000 for the first six months of 1996. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

          Selling and marketing expenses were $923,000 or 7.3% of net sales for the first six months of 1996 compared to $845,000 or 5.1% of net sales for the first six months of 1995. Sales commission expense was 3.2% of net sales for the first six months of 1996 compared to 2.0% of net sales for the first six months of 1995 due to a change in sales mix to more commissionable sales. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations.

          Research and development expenses relating primarily to the assembly operations were $306,000 or 2.4% of net sales for the first six months of 1996 compared to $249,000 or 1.5% of net sales for the first six months of 1995. Research and development costs are expensed as they are incurred.

     OPERATING INCOME(LOSS)

          Operating loss was ($3,645,000) for the first six months of 1996 compared to operating income of $2,507,000 or 15.0% of net sales for the first six months of 1995, a decrease of $6,152,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:


     Decrease in net sales              $(1,164,000)
     Decrease in gross margin            (4,612,000)
     Increase in operating expenses        (376,000)
                                        ------------

     Decrease in operating income       $(6,152,000)


     OTHER INCOME (EXPENSE)

          Interest income declined to $48,000 for the first six months of 1996 from $254,000 for the first six months of 1995 because a substantial portion of the Company's investments have been liquidated over the past year. Interest expense increased to $113,000 for the first six months of 1996 from $32,000 for the first six months of 1995 because of the mortgage debt and the line of credit borrowings during 1996.

     LOSS ON DISPOSAL OF ASSETS

          The loss of $149,751 relates to unusable equipment disposed of at the P C Dynamics location.

     INCOME TAXES

          For the first six months of 1995 the Company had an effective tax rate of 39.6%. For the first six months of 1996, the Company had an effective tax credit of 36.3%.

     LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided/(used) from operations was ($864,000) for the first six months of 1996 compared to $795,000 for the first six months of 1995. A reduction of inventories and increases in accounts payable and accrued expenses partially offset the first six months of 1996 loss from operations.

          Capital expenditures of $4.3 million in the first six months of 1996, compared with $2.7 million in the first six months of 1995, include $3.3 million for the new P C Dynamics facility in

     Texas. The estimated cost to complete this facility is $0.5 million. The construction expenditures were partially financed through mortgage borrowings of $2.4 million against a total financing commitment of $2.95 million. Except for completion of the P C Dynamics facility and expenditures required to improve its manufacturing processes, the Company presently has no plans for additional capital expenditures.

          On January 10, 1996, the Company obtained a construction loan from American National Bank and Trust Company of Chicago in the amount of $2,160,000 to finance the rebuilding of the facility in Frisco, Texas. The loan is payable in monthly installments of principal and interest beginning September 1996 and ending in August 2001.

          On March 31, 1996, the Company obtained a construction loan from American National Bank and Trust Company that permits borrowings up to $794,000 to finance the rebuilding of the facility in Frisco, Texas. As of June 30, 1996, $279,000 was outstanding. The loan is payable in monthly installments of principal and interest beginning September 1996 and ending in August 2001.

          As of June 30, 1996, the Company has $3,352,000 of debt and $1,447,000 of cash and investments.

          The Company has a $2,000,000 line of credit and has borrowed $500,000 as of June 30, 1996. Management believes that funds generated from operations, coupled with the Company's cash and investment balances and its capacity for debt will be sufficient to fund current business operations. The Company's ability to fund its activities is directly dependent upon its sales, its ability to improve its manufacturing processes, the effective utilization of the Company's manufacturing resources and the Company's ability to access external sources of financing. The Company anticipates additional debt financing during 1996. There can be no assurances that such additional debt financing can be obtained and, if obtained, at reasonable terms.



     INFLATION


          Management believes Company's operation or on its financial position. inflation has not had a material effect on the Company's operation or on its financial position.

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

                         PART II - OTHER INFORMATION

     ITEM 1:  LEGAL PROCEEDINGS

            The Company and Joseph Turek have been named as defendants in Lionheart Partners, Inc., as general partner of Lionheart USA Micro Cap Value, L.P. v. M-Wave, Inc. and Joseph Turek, which was filed on or about November 17, 1995 in the United States District Court for the Northern District of Illinois. The case was filed as a purported class action on behalf of all persons who purchased common stock of the Company between August 8, 1995 and October 18, 1995. The complaint alleges that the defendants made materially false and misleading statements and failed to correct public representations which had become materially false and misleading regarding the Company's revenues and earnings. The complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks compensatory damages in an unspecified amount.

            The Company believes that this action is without merit. On January 5, 1996, the Company filed a motion to dismiss the complaint. On April 26, 1996, this motion to dismiss was denied. In June 1996, the plaintiff moved for class certification.


     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


     (b) The Company filed a report on Form 8-K dated May 7, 1996 announcing expected first quarter 1996 results.

                                   SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              M-WAVE, INC.

     Date: August 13, 1996             /s/    PAUL H. SCHMITT
                                       --------------------------------
                                              Paul H. Schmitt

                                              Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No                     Description
- -------    ----------------------------------------------

10.9       $2,000,000 Secured Promissory Note dated May
           31, 1996 issued to American National Bank and
           Trust of Chicago

27         Financial Data Schedule