Form 10-Q
period 1996-09-30
M WAVE INC
filed 1996-11-14
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  DC 20549



                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



  For the quarter ended September 30, 1996       Commission File No.   0-19944
  ----------------------------------------       -----------------------------



                                M~WAVE, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)




            DELAWARE                                           36-3809819
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S.  Employer
 incorporation or organization)                             identification No.)



216 Evergreen Street, Bensenville, Illinois                         60106
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number including area code:  (630) 860-9542
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

Yes   X    No
    -----    -----

The registrant has 3,021,625 shares of common stock outstanding at November 6, 1996.

                        PART I - FINANCIAL INFORMATION
                         ITEM 1: FINANCIAL STATEMENTS

                                 M~WAVE, INC.

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                        DECEMBER 31,        SEPTEMBER 30,
                                                                           1995                1996
                                                                        -----------         -----------
                        ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...................................        $ 2,403,747         $ 1,295,657
    Marketable securities.......................................          1,321,358                   0
    Accounts receivable, net of allowance
      for doubtful accounts of $10,000..........................          4,106,494           2,927,930
    Inventories.................................................          3,462,200           2,660,952
    Refundable income taxes.....................................            639,112           1,342,781
    Deferred income taxes.......................................            154,682             506,321
    Prepaid expenses and other..................................            331,010              98,711
                                                                        -----------         -----------
        Total current assets....................................         12,418,603           8,832,352
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements............................          2,680,882           6,158,593
    Machinery and equipment.....................................         10,043,357          11,132,055
                                                                        -----------         -----------
        Total property, plant and equipment.....................         12,724,239          17,290,648
    Less accumulated depreciation...............................         (2,629,466)         (3,689,003)
                                                                        -----------         -----------
        Property, plant and equipment-net.......................         10,094,773          13,601,645
GOODWILL........................................................            873,636             797,299
OTHER ASSETS....................................................             20,811              25,071
                                                                        -----------         -----------
TOTAL...........................................................        $23,407,823         $23,256,367
                                                                        ===========         ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable............................................        $ 1,734,831         $ 2,102,487
    Accrued expenses............................................          1,163,692           1,145,814
    Current portion of long-term debt...........................            409,338             307,605
                                                                        -----------         -----------
        Total current liabilities...............................          3,307,861           3,555,906

DEFERRED INCOME TAXES...........................................            723,130             723,130
LONG-TERM DEBT..................................................             11,239           2,274,123
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued..................................
    Common stock, $.01 par value; authorized, 10,000,000 shares
      3,041,625 shares issued and 3,020,375 shares outstanding
      at December 31, 1995 and 3,021,625 shares outstanding
      at September 30, 1996.....................................             30,404              30,416
    Additional paid-in capital..................................          7,488,422           7,492,472
    Retained earnings ..........................................         11,966,767           9,300,320
    Treasury stock:  20,000 shares, at cost.....................           (120,000)           (120,000)
                                                                        -----------         -----------
        Total stockholders' equity .............................         19,365,593          16,703,208
                                                                        -----------         -----------
TOTAL...........................................................        $23,407,823         $23,256,367
                                                                        ===========         ===========


                See notes to consolidated financial statements.

                                 M~WAVE, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                   Three months ended September 30,
                                                   --------------------------------
                                                      1995                1996
                                                   ----------          ------------
Net sales................................          $5,868,340          $6,284,338
Cost of goods sold.......................           4,876,444           5,173,263
                                                   ----------          ----------
  Gross profit ..........................             991,896           1,111,075

Operating expenses:
  General and administrative.............             625,706             739,888
  Selling and marketing..................             616,079             394,900
  Research and development...............              91,271             185,998
                                                   ----------          ----------
    Total operating expenses.............           1,333,056           1,320,786

  Operating loss ........................            (341,160)           (209,711)

Other income (expense):
  Interest income........................             113,129             (22,315)
  Interest expense.......................             (10,667)            (47,053)
  Litigation settlement..................            (560,953)                  0
                                                   ----------          ----------
    Total other income (expense).........            (458,491)            (69,368)

    Loss before income taxes.............            (799,651)           (279,079)

Credit for income taxes..................            (302,652)            (73,784)
                                                   ----------          ----------

Net loss.................................          $ (496,999)         $ (205,295)
                                                   ==========          ==========

Net loss per share.......................          $    (0.16)         $    (0.07)


Weighted average shares..................           3,082,725           3,021,625





                See notes to consolidated financial statements.

                                 M~WAVE, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                     1995             1996
                                                 ------------      -------------
Net sales................................         $22,579,496      $18,881,864
Cost of goods sold.......................          16,858,857       18,818,169
                                                  -----------      -----------
  Gross profit...........................           5,720,639           63,695

Operating expenses:
  General and administrative.............           1,754,171        2,108,904
  Selling and marketing..................           1,461,186        1,318,085
  Research and development...............             339,909          491,925
                                                  -----------      -----------
    Total operating expenses.............           3,555,266        3,918,914

  Operating income (loss) ...............           2,165,373       (3,855,219)

Other income (expense):
  Interest income........................             367,596           25,193
  Interest expense.......................             (42,665)        (160,187)
  Litigation settlement..................            (560,953)               0
  Loss on disposal of assets.............                   0         (149,751)
                                                  -----------      -----------
    Total other income (expense).........            (236,022)        (284,745)

    Income (loss) before income  taxes...           1,929,351       (4,139,964)

Provision (credit) for income taxes......             780,420       (1,473,516)
                                                  -----------      -----------

Net income (loss)........................         $ 1,148,931      $(2,666,448)
                                                  ===========      ===========

Net income (loss) per share..............         $      0.37      $     (0.88)


Weighted average shares..................           3,073,754        3,021,261



                See notes to consolidated financial statements.

                                 M~WAVE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                       Nine months ended September 30,
                                                                       -------------------------------
                                                                           1995             1996
                                                                       ------------     -------------
OPERATING ACTIVITIES:
  Net income (loss)..............................................       $ 1,148,931     $(2,666,448)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation and amortization..............................           843,811       1,135,874
      Deferred income taxes......................................           255,327        (351,639)
    Changes in assets and liabilities:
      Accounts receivable-trade..................................          (312,565)      1,178,564
      Insurance proceeds receivable..............................         1,564,129               0
      Inventories................................................          (951,622)        801,248
      Income taxes...............................................          (648,244)       (703,669)
      Prepaid expenses and other assets..........................          (104,087)        228,040
      Accounts payable...........................................          (165,808)        367,656
      Accrued expenses...........................................            16,451         (17,878)
                                                                        -----------     -----------
         Net cash flows from operating activities................         1,646,323         (28,252)
                                                                        -----------     -----------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment......................        (4,405,968)     (4,566,409)
  Redemption of marketable securities............................                 0       1,321,358
  Collection of notes receivable.................................           451,533               0
                                                                        -----------     -----------
         Net cash flows from investing activities................        (3,954,435)     (3,245,051)
                                                                        -----------     -----------

FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options.............           156,781           4,062
  Payments on long term debt.....................................          (400,000)       (400,000)
  Mortgage debt incurred.........................................                         2,571,345
  Payments on capital leases.....................................           (19,888)        (10,194)
                                                                        -----------     -----------
         Net cash flows from financing activities................          (263,107)      2,165,213
                                                                        -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS........................        (2,571,219)     (1,108,090)

CASH AND CASH EQUIVALENTS - Beginning of period..................         6,868,823       2,403,747
                                                                        -----------     -----------
CASH AND CASH EQUIVALENTS - End of period........................       $ 4,297,604     $ 1,295,657
                                                                        ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest.....................       $    64,000     $   160,187
    Cash paid during the period for income taxes.................       $ 1,079,500




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

     5.   DEBT

            The Company has borrowed $2,571,000 at September 30, 1996 against a total financing commitment of $2,954,000 for the construction of the new P C Dynamics Corporation facility in Frisco, Texas. Interest on this mortgage debt is at 1/2% over prime rate. The loan is payable in monthly installments of principal and interest beginning October 1996 and ending in October 2001.

            The Company has repaid the $500,000 short term debt it had incurred at June 30, 1996. The Company has a $2,000,000 line of credit to fund the working capital needs of the Company. The note is due May 31, 1997. Interest on this debt is at 1/2% over prime rate.

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

            The Company believes that this action is without merit. On January 5, 1996, the Company filed a motion to dismiss the complaint. On April 26, 1996, this motion to dismiss was denied. In June 1996, the Plaintiff moved for class certification. This motion has been briefed and a decision is pending.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1995

     NET SALES

          Net sales were $6,284,000 for the third quarter ended September 30, 1996, an increase of $416,000 or 7.1% above the third quarter of 1995. This increase is primarily attributable to increased shipments to one of the Company's larger customers, which was partially offset by decreased shipments to existing customers.

     GROSS PROFIT AND COST OF GOODS SOLD

          Gross profit increased to $1,111,000 in the third quarter of 1996 from $992,000 in the third quarter of 1995. This increase is primarily attributable to increased shipments to one of the Company's larger customers, and a shift in product mix. The third quarter of 1996 included sales adjustments for pricing and returns of $135,000 and manufacturing scrap and rework of $488,000. The Company has made operational changes designed to enhance its quality control and ability to manufacture highly complex products; however, there can be no assurance as to when, or if, these changes will result in improved manufacturing processes. Future production problems would continue to adversely impact the Company's gross margins and profitability, which would also result in decreased liquidity and adversely affect the Company's financial position. The Company anticipates lower sales and a loss in the fourth quarter of 1996.

     OPERATING EXPENSES

          General and administrative expenses were $740,000 or 11.8% of net sales in the third quarter of 1996 compared to $626,000 or 10.7% of net sales in the third quarter of 1995. On April 15, 1996 the Company engaged a consulting firm to provide consulting services with respect to the Company's operations, which services resulted in additional expenses of $252,000 in the third quarter of 1996. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

          Selling and marketing expenses were $395,000 or 6.3% of net sales in the third quarter of 1996 compared to $616,000 or 10.5% of net sales in the third quarter of 1995. Sales commission expense was 2.5% of net sales in the third quarter of 1996 compared to 6.4% of net sales in the third quarter of 1995. The third quarter of 1995 included a $200,000 adjustment for commission expenses relating to sales in the first half of 1995. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations.

          Research and development expenses which relate primarily to the assembly operations were $186,000 or 3.0% of net sales in the third quarter of 1996 compared to $91,000 or 1.6% of net sales in the third quarter of 1995. Research and development costs are expensed as they are incurred.

     OPERATING LOSS

          Operating loss was $210,000 in the third quarter of 1996 compared to an operating loss of $341,000 in the third quarter of 1995, a decrease of $131,000. The change in operating income reflects primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating loss can be summarized as follows:


     Increase in net sales              $ 70,000
     Increase in gross margin             49,000
     Decrease in operating expenses       12,000
                                        --------

     Decrease in operating loss         $131,000


     OTHER INCOME (EXPENSE)

          Interest expense increased to $47,000 in the third quarter of 1996 from $11,000 in the second quarter of 1995 because of the mortgage debt and the line of credit borrowings during 1996. There was no interest income in the third quarter of 1996 due to the disposal of the Company's $1.3 million of marketable securities during the quarter and an adjustment of interest income recorded in the first half of 1996. Also included in other income and expense is a non-recurring charge in the third quarter of 1995 of approximately $561,000 relating to the settlement of litigation with Comptek.

     INCOME TAXES

          In the third quarter of 1995 the Company had an effective tax credit of 37.8%. In the third quarter of 1996, the Company had an effective tax credit of 26.4%.

     RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

     NET SALES

          Net sales were $18,882,000 for the nine months ended September 30, 1996, a decrease of $3,697,000 or 16.4% below the first nine months of 1995. The decrease primarily reflects a slowdown in orders from the Company's largest customers as well as production problems which resulted in higher than expected sales returns. The reduction in orders from key accounts began in 1995 and is continuing in 1996.

     GROSS PROFIT(LOSS) AND COST OF GOODS SOLD

          Gross profit decreased to $64,000 in the first nine months of 1996 from $5,721,000 in the first nine months of 1995. This decrease is primarily attributable to reduced shipments to the Company's largest customers, a shift in product mix, and production problems. The decrease in gross profit includes sales adjustments for pricing and returns of $1,084,000 and inventory writedowns of $1,910,000 and $665,000 relating to manufacturing scrap and rework and inventory obsolescence, respectively. The Company has made operational changes designed to enhance its quality control and ability to manufacture highly complex products; however, there can be no assurance as to when, or if, these changes will result in improved manufacturing processes. Future production problems would continue to adversely impact the Company's gross margins and profitability, which would also result in decreased liquidity and adversely affect the Company's financial position.

     OPERATING EXPENSES

          General and administrative expenses were $2,109,000 or 11.2% of net sales for the first nine months of 1996 compared to $1,754,000 or 7.8% of net sales for the first nine months of 1995. On April 15, 1996 the Company engaged a consulting firm to provide consulting services with respect to the Company's operations, which services resulted in additional expenses of $466,000 for the first nine months of 1996. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

          Selling and marketing expenses were $1,318,000 or 7.0% of net sales for the first nine months of 1996 compared to $1,461,000 or 6.5% of net sales for the first nine months of 1995. Sales commission expense was 3.0% of net sales for the first nine months of 1996 and 1995. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations.

          Research and development expenses relating primarily to the assembly operations were $492,000 or 2.6% of net sales for the first nine months of 1996 compared to $340,000 or 1.5% of net sales for the first nine months of 1995. Research and development costs are expensed as they are incurred.

     OPERATING INCOME(LOSS)

          Operating loss was ($3,855,000) for the first nine months of 1996 compared to operating income of $2,165,000 or 9.6% of net sales for the first nine months of 1995, a decrease of $6,020,000. The change in operating income reflects primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:


                  Decrease in net sales           $(  935,000)
                  Decrease in gross margin         (4,722,000)
                  Increase in operating expenses     (364,000)
                                                  ------------

                  Decrease in operating income    $(6,021,000)


     OTHER INCOME (EXPENSE)

          Interest income declined to $25,000 for the first nine months of 1996 from $368,000 for the first nine months of 1995 because a substantial portion of the Company's marketable securities and cash equivalents have been liquidated over the past year. Interest expense increased to $160,000 for the first nine months of 1996 from $43,000 for the first nine months of 1995 because of the mortgage debt and the line of credit borrowings during 1996. Also included in other income and expense is a non-recurring charge in the third quarter of 1995 of approximately $561,000 relating to the settlement of litigation with Comptek.

     LOSS ON DISPOSAL OF ASSETS

          The loss of $150,000 relates to unusable equipment disposed of at the P C Dynamics location in the first quarter of 1996.

     INCOME TAXES

          For the first nine months of 1995 the Company had an effective tax rate of 40.4%. For the first nine months of 1996, the Company had an effective tax credit of 35.6%.

     LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided/(used) from operations was ($28,000) for the first nine months of 1996 compared to $1,646,000 for the first nine months of 1995. A reduction of inventories and accounts receivable and increases in accounts payable offset the first nine months of 1996 loss from operations.

          Capital expenditures of $4.6 million in the first nine months of 1996, compared with $4.4 million in the first nine months of 1995, include $3.4 million for the new P C Dynamics facility in Texas. The estimated cost to complete this facility is $0.4 million. The construction expenditures were partially financed through mortgage borrowings of $2.6 million against a total financing commitment of $2.95 million. Except for completion of the P C Dynamics facility and expenditures required to improve its manufacturing processes, the Company presently has no plans for additional capital expenditures.

          On January 10, 1996, the Company obtained a construction loan from American National Bank and Trust Company of Chicago in the amount of $2,160,000 to finance the rebuilding of the facility in Frisco, Texas. The loan is payable in monthly installments of principal and interest beginning October 1996 and ending in October 2001.

          On March 31, 1996, the Company obtained a construction loan from American National Bank and Trust Company that permits borrowings up to $794,000 to finance the rebuilding of the facility in Frisco, Texas. As of September 30, 1996, $411,000 was outstanding. The loan is payable in monthly installments of principal and interest beginning October 1996 and ending in October 2001.

          As of September 30, 1996, the Company has $2,582,000 of debt and $1,296,000 of cash and cash equivalents.

          The Company has a $2,000,000 line of credit as of September 30, 1996. Management believes that funds generated from operations, coupled with the Company's cash and investment balances and its capacity for debt will be sufficient to fund current business operations. The Company's ability to fund its activities is directly dependent upon its sales, its ability to improve its manufacturing processes, the effective utilization of the Company's manufacturing resources and the Company's ability to access external sources of financing. The Company anticipates additional debt financing during the next twelve months. There can be no assurances that such additional debt financing can be obtained and, if obtained, at reasonable terms.

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

          The Company's future success is highly dependent upon its ability to manufacture products that incorporate new technology and are priced competitively. The market for the Company's products is characterized by rapid technology advances and industry-wide competition. This competitive environment has resulted in downward pressure on gross margins. In addition, the Company's business has evolved towards the production of relatively smaller quantities of more complex products, the Company expects that it will at times encounter difficulty in maintaining its yield standards. There can be no assurance that the Company will be able to develop technologically advanced products or that future pricing actions by the Company and its competitors will not have a material adverse effect on the Company's results of operations.

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

            The Company believes that this action is without merit. On January 5, 1996, the Company filed a motion to dismiss the complaint. On April 26, 1996, this motion to dismiss was denied. In June 1996, the plaintiff moved for class certification. This motion has been briefed and a decision is pending.


     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


     (b) The Company did not file any reports on Form 8-K during the third quarter of 1996.

                                   SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                M~WAVE, INC.

     Date: November 13, 1996             /s/    PAUL H. SCHMITT
                                         -----------------------------
                                                Paul H. Schmitt

                                            Chief Financial Officer