Form 10-K405
period 1996-12-31
M WAVE INC
filed 1997-03-31
CIK 883842

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                  For the fiscal year ended December 31, 1996
                         Commission file number 0-19944

                                  M-WAVE, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




              Delaware                                           36-3809819
    -------------------------------                     -------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                      Identification No.)

    216 Evergreen Street, Bensenville, Illinois                    60106
    -------------------------------------------                ------------

    (Address of principal executive office)                      (Zip Code)

    Registrant's telephone number, including area code       (630) 860-9542
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.01 par value)
-----------------------------
(Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes x  No   .
                                       ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 24, 1997 was approximately $3,975,000, computed on the basis of the last reported sale price per share ($2.50) of such stock on the NASDAQ National Market.

The Registrant has 3,031,625 common shares outstanding at March 25, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, June 4, 1997 are incorporated by reference in Part III of this Form.

Index to Exhibits listed on page 38.

PART I


Item 1. Business

The Company
-----------
M-Wave, Inc., through its wholly-owned subsidiaries Poly Circuits, Inc. and P C Dynamics Corporation (collectively, the "Company"), manufactures microwave frequency components (MFC) and high frequency circuit boards (HFCB) using Teflon-based laminates (TBL).

The Company's MFC and HFCB are used in wireless communication systems and other devices and equipment operating in the microwave frequency spectrum of 800 MHz and above, such as cellular telephone, direct broadcast satellite television, global positioning satellite systems, personal communication networks and military "smart" weapons and antenna systems. MFC and HFCB on TBL are advantageous for microwave frequency systems because of the extremely low circuit transmission and power losses and stable, predictable electrical characteristics associated with TBL.

MFC are devices that become an integral part of a microwave frequency circuit. MFC are characterized as passive devices requiring no additional manufacturing to perform their intended function. MFC include, but are not limited to, filters, couplers, baluns, splitters, combiners and antennas. High frequency circuit boards are structures that microwave circuits are built upon. HFCB are composed of special materials designed to enhance the performance of microwave signals. The combination of MFC and HFCB leads to the creation of a microwave system.

The production of MFC and HFCB is technologically demanding due to the precise requirements of their end-use applications and the miniaturization of microwave frequency components. To meet these technological demands, the Company has developed manufacturing processes and designs which reduce the cost and increase the manufacturability and reliability of customer systems. Additionally, the Company emphasizes quality engineering and design support for its customers. The Company is subject to stringent technical evaluation and certification by certain of its customers.

The Company markets its products through Company personnel supported by approximately 24 independent sales organizations. The Company's base of approximately 250 customers represents a highly sophisticated group of purchasers.

Segments within the commercial and military markets have experienced growth in recent years due to: (i) increased efficiency of microwave systems; (ii) a commercial market based upon increasing acceptance of microwave frequency products; (iii) a continuing need to upgrade systems based upon microwave technology; and (iv) crowding of the available frequency spectrum below 800 MHz. The Company's strategy is to increase sales of MFC and HFCB to support the growth of its customers in these industry segments.

M-Wave, Inc. was incorporated in Delaware in January 1992 in connection with a 100 for 1 share exchange with the former stockholders of Poly Circuits, Inc.
On April 7, 1992, the Company concluded a 900,000 share initial public offering with net proceeds of approximately $5.5 million. The Company's executive offices are located at 216 Evergreen Street, Bensenville, Illinois, 60106, and its telephone number is (630) 860-9542.

Industry and Market
-------------------
In recent years, segments within the commercial and military markets have experienced growth due to: (i) increased efficiency of microwave systems; (ii) a commercial market based upon increasing acceptance of microwave frequency products; (iii) a continuing need to upgrade systems based upon microwave technology; and (iv) crowding of the available frequency spectrum below 800 MHz. These industry segments include: cellular telephone communications, global positioning satellite systems, direct broadcast satellite television systems, personal communication networks, wireless in-building communications networks, advanced avionic systems and missile electronics. The Company's strategy is to increase sales of MFC and HFCB to support the growth of its customers in these industry segments.

One of the most widely recognized high frequency wireless communication systems in commercial use is cellular telephone. Cellular systems operate at the lower end of the microwave spectrum and utilize MFC and HFCB products for signal amplification base stations. As cellular telephone increases market penetration, additional cellular base stations will be constructed to improve geographic coverage and system capacity. Approximately 39%, 48% and 64% of the Company's revenues in 1996, 1995, and 1994, respectively, were related to the cellular telephone industry. Personal communication services (PCS) systems will play an important part in the overall market growth for wireless communications. At this point, the Company does not know what impact the development of PCS will have on the Company.

Customers and Marketing
-----------------------
The Company's customers include microwave system manufacturers with sophisticated technologies. The Company currently services a customer base of approximately 250.

The sale of MFC and HFCB is technical in nature. The Company works with customer personnel who are frequently experts in microwave design and theory with added expertise in MFC and HFCB, as well as fabrication and design techniques. Typically, microwave system manufacturers provide the Company fabrication details and guidelines. The Company fabricates MFC and HFCB to customer specifications. For military microwave system manufacturers, the Company must meet the demanding military and critical weapon specifications.

The Company has adopted a program of early supplier involvement as part of its sales strategy. The Company has the opportunity to design-in its manufacturing processes as a means of reducing the cost of microwave systems. The emphasis upon a partnership underlies the Company's relationship with its customers.

The Company expanded its domestic sales efforts during the first half of 1996 by adding sales and support staff, but reduced its sales staff somewhat later in the year as the Company's sales slowed. Approximately 24 independent sales organizations are paid a commission to represent the Company in geographical territories. International sales of the Company's products have accounted for less than 5% of revenues in each of 1996, 1995 and 1994.

In 1996, Motorola, AT&T and Spectrian accounted for 26%, 8% and 10%, respectively, of the Company's revenues. In 1995, Motorola, AT&T and Spectrian accounted for 27%, 16% and 12%, respectively, of the Company's revenues. In 1994, Motorola, AT&T and Spectrian accounted for 35%, 27% and 10%, respectively, of the Company's revenues. The loss of, or a substantial reduction in or change in the mix of orders from, any one or more of the Company's major customers could have a material adverse effect on the Company's results of operations and financial condition. The Company continues to vigorously pursue a strategy of being a major source to its customers, but intends to seek to be one of a few key suppliers rather than the sole supplier.

As of December 31, 1996, the Company had an order backlog of approximately $4,578,000 compared to $8,000,000 at December 31, 1995. Nearly all of the Company's backlog is subject to cancellation or postponement without significant penalty. Accordingly the Company does not believe that this backlog is necessarily indicative of the Company's future results of operations or prospects.

Products and Production
-----------------------
MFC are devices that become an integral part of a microwave frequency circuit. MFC are characterized as passive devices requiring no additional manufacturing to perform their intended function. MFC include, but are not limited to filters, couplers, baluns, splitters, combiners, and antennas. HFCB are structures that microwave circuits are built upon. HFCB are composed of special materials designed to enhance the performance of microwave signals.
All HFCB require added value in the form of assembling MFC and other components to their surface. The combination of MFC and HFCB leads to the creation of a microwave system.

The use of TBL in the manufacturing of MFC and HFCB is demanding. TBL is a thermo-plastic which, in a cured state, exhibits a high coefficient of thermal expansion and polymeric molecular cross-linking which makes plating circuitry difficult. Manufacturing MFC and HFCB requires tolerances measured in ten thousandths of an inch. Despite these manufacturing complexities, the Company realized a yield of about 80% in TBL material utilization in 1996. This rate has helped the Company reduce its manufacturing costs, which is particularly important because TBL is substantially more expensive than laminates used in low frequency circuit fabrications.

Because the Company manufactures a custom, made-to-order product, there is a minimal amount of finished goods inventory. The Company maintains raw material inventory, primarily TBL. A typical manufacturing cycle time from engineering to shipment is about two weeks. The Company seeks to balance its labor, materials and backlog to achieve an average of eight weeks lead time from placement of order to shipment of product. Production can generally be increased rapidly to respond to increases in demand.

The Company maintains in-house capabilities to perform substantially all processes, thereby minimizing the reliance upon outside sources. The Company devotes significant time and attention to quality control and TQA (Total Quality Assurance). The Company operates a SPC (Statistical Process Control) system that is intended to maintain quality at each process stage by reducing the variability of each process. As the Company's business has evolved towards the production of relatively smaller quantities of more complex products, the Company has at times during 1996 and 1995 encountered difficulty in maintaining its past yield standards.

Many of the made-to-order products manufactured by the Company involve novel fabrication and design techniques and have specific component requirements. As a result, the manufacture of products by the Company is subject to delays resulting from unexpected design or production difficulties and the inability of the Company to obtain specific components on a timely basis from suppliers.

During 1996, 1995 and 1994, one manufacturer accounted for approximately 46%, 49% and 60%, respectively, of the TBL supplied to the Company. There are only four U. S. manufacturers of TBL. Any disruption or termination of these sources of TBL could adversely affect the Company's operations. Moreover, any prolonged disruption or termination of the Company's principal supplier of TBL could have a material adverse effect on the Company's business and damage customer relationships. The Company purchases TBL pursuant to an ongoing purchase order relationship. The Company believes its relationship with its principal supplier of TBL is good.

Product Development
-------------------
The Company's product development efforts have been a part of its ongoing activities. The Company has developed the Flexlink TM process, the bonding of materials with dissimilar coefficients of thermal expansion, and the fusion bonding of TBL for multi-layer circuit fabrication. The Company was granted a patent in 1993 by the United States Patent Office for its Flexlink TM process.

The Company relies heavily on its process engineering capabilities to further its corporate objectives. The Company's future results of operations are dependent on its ability to continue to initiate or respond to technical changes and to make the necessary ongoing capital investments. The Company focuses on improving current manufacturing processes and developing new processes in pursuit of its goal to increase quality, offer enhanced systems design flexibility to its customers, and respond to the increasing complexity of its customers' products.

Competition
-----------
The market for the Company's products is highly competitive. The Company competes for customers primarily on the basis of quality, reliability and on time delivery of its products and the Company's technical support. The Company faces substantial competition from many companies, including many that have greater financial and other resources, broader product lines, greater customer service capabilities and larger and more established customer bases. Other methods of manufacturing microwave systems exist, including ceramic and thick film technologies. Increased competition could cause the Company to lose market share and/or accelerate the decline in the prices of the Company's products. These factors could have a material adverse effect on the Company's results of operations and financial condition.

Environmental Regulations
-------------------------
The Company and the industry in which it operates are subject to environmental laws and regulations concerning, among other things, emissions into the air, discharges into waterways, the generation, handling and disposal of waste materials and certain recordkeeping requirements. The Company periodically generates and handles materials that are considered hazardous waste under applicable law and contracts for the off-site disposal of these materials. During the ordinary course of its operations, the Company has received citations or notices from regulatory authorities that such operations may not be in compliance with applicable environmental regulations. Upon such receipt, the Company works with authorities to resolve the issues raised by such citations or notices. The Company's past expenditures relating to environmental compliance have not had a material effect on the financial position or results of operations of the Company. The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its future financial position or results of operations, although no assurance can be given.

Based on information available to the Company, which in most cases includes an estimate of liability, legal fees and other factors, a reserve for indicated environmental liabilities has been made in the aggregate amount of approximately $96,000.

Patents
-------
Due to rapidly changing technology, the Company believes its success depends primarily upon the engineering, marketing, manufacturing and support skills of its personnel, rather than upon patent protection. The Company was granted a patent in 1993 by the United States Patent Office for its Flexlink TM process.

Employees
---------
On December 31, 1996, the Company employed approximately 145 persons. The Company closely monitors the number of employees in response to its periodic production requirements and believes it is positioned appropriately to change the number of employees as changes in production warrant. In February and March 1997, the Company significantly reduced the number of employees in response to lower than anticipated shipments.

None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its labor relations to be very good.

Executive Officers of the Registrant
------------------------------------
The following is a list of Company's executive officers:

        Name               Age         Position
        ----               ---         --------

        Joseph A. Turek    39     Chairman and
                                  Chief Executive Officer

        Michael Bayles     45     President and
                                  Chief Operating Officer

        Paul H. Schmitt    50     Secretary and Treasurer


JOSEPH A. TUREK is the founder of the Company and has acted as Chairman and Chief Executive Officer since June 1993, and has served as director of the Company since 1988. Mr. Turek served for more than five years in various positions at West-Tronics, Inc., a manufacturer of low frequency circuit boards and a contract assembler of electronic products, with his last position as President in 1987 and 1988.

MICHAEL BAYLES joined the Company in February 1997 as President and Chief Operating Officer. From April, 1991 to February, 1997, Mr. Bayles was with Varlen Instruments, a division of Varlen Corporation, where he held the position of President.

PAUL H. SCHMITT joined the Company in September 1992 as Treasurer. From 1990 to 1992, Mr. Schmitt was with Reynolds Products, a Division of Alco Standard Corporation, where he held the position of Controller. From 1983 to 1990, he served as Controller for Garden City Envelope Company.

Item 2. Properties

Facilities
----------
The following table lists the manufacturing, administrative, marketing and research and development facilities of the Company:


                                                             Lease
       Location            Function      Square Feet     Expiration Date
       --------            --------      -----------     ---------------
Bensenville, Illinois    Manufacturing      14,000       Not Applicable
                                                         (owned)

Bensenville, Illinois    Administrative     13,000       June 30, 2000
                                                         (Subject to option
                                                         to renew for five
                                                         years)

Bensenville, Illinois    Research and        3,000       September 30, 1997
                         Development;
                         Manufacturing

Frisco, Texas            Administrative;     44,000      Owned
                         Marketing; and
                         Manufacturing


The Company began manufacturing at the Company's new 44,000 square foot building in Frisco, Texas during the fourth quarter of 1996. This facility is subject to a mortgage securing the Company's obligation to repay notes totaling $2,904,000 at December 31, 1996.

Item 3. Legal Proceedings
-------------------------
The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

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

The Company believes that this action is without merit. On January 5, 1996, the Company filed a motion to dismiss the complaint. On April 26, 1996 this motion to dismiss was denied. In June 1996, the Plaintiff moved for class
certification.    This motion has been briefed and a decision is pending.  The parties are currently discussing a settlement under which the Company and Joseph Turek deny all wrongdoing.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Registrant's common stock is traded on the NASDAQ National Market (trading symbol MWAV). The following table sets forth, for the calendar periods indicated, the range of the high and low last reported sales prices of the common stock from January 1, 1995 through December 31, 1996 as reported by the NASDAQ.

                                    Year Ended December 31
                           -----------------------------------------
                                 1996                    1995
                           ----------------       ------------------
                             Low      High          Low        High
                             ---      ----          ---        ----
    First Quarter          $5-3/4    $8-3/4       $11-1/2    $15-3/4

    Second Quarter          4-1/4     6-3/4        11-3/4     18-1/4

    Third Quarter           2-1/2     5            12-3/4     18-3/4

    Fourth Quarter          1-3/4     4-1/4         5-3/4     15-1/2




As of December 31, 1996, there were approximately 2,200 shareholders of record owning the common stock of the Company.

The Registrant did not pay any dividends on its common stock in 1996 and intends not to pay dividends in the foreseeable future in order to reinvest its future earnings in the business.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years in the period ended December 31, 1996.


                                                          Year Ended December 31
                                     ---------------------------------------------------------------
                                         1996         1995         1994         1993        1992
                                     -----------  -----------  -----------  -----------  -----------
Statement of Operations Data:
  Net sales                          $22,643,968  $29,512,380  $28,009,390  $19,605,899  $10,657,931
 Gross profit (loss)                   (683,020)    6,971,272    9,623,653    7,535,670    2,615,049
  Operating income (loss)            (6,219,548)    2,222,939    5,624,471    5,731,411    1,667,921
  Income (loss) before income
    taxes                            (6,820,869)    1,868,426    6,201,013    5,786,285    1,716,778
  Net income (loss)                  (4,357,393)    1,262,955    3,745,935    3,534,426    1,050,359
  Weighted average shares              3,021,041    3,072,920    3,006,599    2,949,860    2,658,907
  Net income (loss) per share             (1.44)         0.41         1.25         1.20          .40

 Balance Sheet Data:
  Working capital                     $4,601,703   $9,110,742  $11,046,010   $8,799,481   $5,931,090
  Total assets                        21,835,551   23,407,823   23,258,012   15,255,251   10,598,038
  Long-term debt                       2,604,464       11,239      423,732            0            0
  Stockholders' equity                15,012,262   19,365,593   17,643,119   12,340,953    8,806,527

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

                                            1996    1995    1994
                                          -------  ------  -------
Net sales                                  100.0%  100.0%   100.0%
Cost of goods sold                         103.0    76.4     65.6
                                          -------  ------  -------
  Gross profit (loss)                       (3.0)   23.6     34.4
                                          -------  ------  -------

Operating expenses:
  General and administrative                14.6     7.9      6.4
  Selling and marketing                      7.4     6.8      6.4
  Research and development                   2.4     1.4      1.5
                                           -------  ------  -------
  Total operating expenses                  24.4    16.1     14.3
                                           -------  ------  -------

Operating income (loss)                    (27.4)    7.5     20.1

Interest income (expense) - net             (0.9)    0.7      0.5
Litigation settlement                               (1.9)
Non-recurring gain (loss)                   (1.8)             1.5
                                           -------  ------  -------
  Total other income (expense)              (2.7)   (1.2)     2.0
                                           -------  ------  -------

Income (loss) before income taxes          (30.1)    6.3     22.1

Provision (credit) for income taxes        (10.9)    2.0      8.7
                                           -------  ------  -------

Net income (loss)                          (19.2)%   4.3%    13.4%
                                           =======  ======  =======


COMPARISON OF 1996 AND 1995

Net Sales
---------
Net sales for 1996 decreased 23% to $22.6 million from $29.5 million in 1995. This decrease was primarily attributable to production problems. Net sales to Motorola decreased by $1,826,000 or 24% to $5,896,000. Net sales to Spectrian decreased by $1,280,000 or 37% to $2,218,000. Net sales to AT&T decreased by $2,759,000 or 61% to $1,788,000. Net sales to Glenayre decreased by $1,873,000 or 95% to $90,000.

The foregoing decreases in net sales were partially offset by an increase in net sales to L K Products and Rockwell, two of the Company's larger customers, of $3,069,000 or 26%.

The Company's three largest customers accounted for 44% of the Company's net sales in 1996 compared to 55% in 1995.

Gross Profit and Cost of Goods Sold
-----------------------------------
Gross profit decreased $7.7 million in 1996 from $7.0 million in 1995 to negative $0.7 million in 1996. Gross margin decreased to negative 3% in 1996 from 24% in 1995. This reduction is attributable to reduced shipments to certain of the Company's largest customers, a shift in product mix, and production problems. The decrease in gross profit includes sales adjustments for pricing and returns of $1,201,000 and inventory writedowns of $2,719,000 and $747,000 relating to manufacturing scrap and rework and inventory obsolescence, respectively. The Company has made operational changes designed to enhance its quality control and ability to manufacture highly complex products; however, there can be no assurance as to when, or if, these changes will result in improved manufacturing processes. Future production problems would continue to adversely impact the Company's gross margins and profitability, which would also result in decreased liquidity and adversely affect the Company's financial position.

TBL is the largest single component of the Company's cost of goods sold, representing 27.5% and 18.6% of net sales during 1996 and 1995, respectively. The Company did not experience significant changes in the cost of TBL during 1996 and 1995. During 1996 and 1995, one manufacturer accounted for approximately 46% and 49% , respectively, of the TBL supplied to the Company.

Operating Expenses
------------------
General and administrative expenses were $3,314,000 or 14.6% of net sales in 1996, compared to $2,327,000 or 7.9% of net sales in 1995. On April 15, 1996, the Company engaged a consulting firm to provide consulting services with respect to the Company's operations, which services resulted in additional expenses of $609,000. The consultants completed their work with the Company in February 1997. General and administrative expenses for 1996 also include a valuation provision of $250,000 against a promissory note of $1.1 million received by the Company in December 1996 in connection with the sale of its Assembly Division. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

Selling and marketing expenses were $1,678,000 or 7.4% of net sales in 1996, compared to $2,009,000 or 6.8% of net sales in 1995. The decrease in selling and marketing expenses was primarily attributable to reduced commissions paid as a result of a decease in sales. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products and the commissions paid to independent sales organizations.

Research and development expenses were $545,000 or 2.4% of net sales in 1996, compared to $412,000 or 1.4% of net sales in 1995. The Company is currently developing Flexlink II, its second generation high frequency bonding process that is designed to provide improved performance and increased efficiencies.

In February 1997 and March 1997, the Company significantly reduced the number of employees in response to lower than anticipated shipments.

Operating Income
----------------
Operating income was negative $6.2 million or negative 27.5% of net sales in 1996, a decrease of $8.4 million from 1995. The change in operating income can be summarized as follows:

Decrease in net sales           ($1,622,000)
Decrease in gross margin         (6,033,000)
Increase in operating expenses     (788,000)
                                ------------
Decrease in operating income    ($8,443,000)
                                ============


Interest Income
---------------
Interest income from short-term investments was $39,000 in 1996 compared to $294,000 in 1995.

Interest Expense
----------------
Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $224,000 in 1996 compared to $88,000 in 1995.


Loss on disposal of fixed assets
--------------------------------
The Company recorded a loss of $417,000 in 1996 relating to the disposal of fixed assets which are no longer usable in the Company's business.


Litigation settlement
---------------------
On May 13, 1994, Comptek Research, Inc., Comptek Telecommunications, Inc. and Industrial Systems Service, Inc. (together "Comptek") filed a six-count complaint against M~Wave, Inc. and Poly Circuits, Inc. alleging contractual, Uniform Commercial Code and tortious violations arising out of Poly Circuits' sale of printed circuit boards.

On September 29, 1995 the Company reached settlement with Comptek. The settlement included a cash payment of $300,000, the issuance of 20,000 shares of the Company's common stock to Comptek and an agreement to supply goods and services to Comptek on a long-term basis. The settlement resulted in a non-recurring pre-tax charge in the third quarter of 1995 of $561,000 or $0.11 per share after tax.

Income Taxes
------------
The Company had an effective tax credit rate of 36.1% in 1996 and an effective tax provision rate of 32.4% in 1995.

COMPARISON OF 1995 AND 1994

Net Sales
---------
Net sales for 1995 increased 5% to $29.5 million from $28.0 million in 1994. This increase was primarily attributable to increased sales of P C Dynamics and an increase in sales to Spectrian, the Company's third largest customer. Net sales of P C Dynamics, which was acquired by the Company in August 1994, increased to $4,172,000 in 1995 from $1,055,000 in 1994. Net sales to Spectrian increased by approximately $687,000 or 24% to $3,498,000.

The foregoing increases in net sales were offset by a reduction in net sales to AT&T and Motorola, the Company's two largest customers, of approximately $4,396,000 or 26%. The Company's inability to obtain components on a timely basis from a Motorola-approved supplier contributed to the reduction in shipments made by the Company to Motorola during 1995.

The Company's three largest customers accounted for approximately 55% of the Company's net sales in 1995 compared to approximately 72% of the Company's net sales in 1994.

Gross Profit and Cost of Goods Sold
-----------------------------------
Gross profit decreased 28% to $2.7 million in 1995 from $9.6 million in 1994. Gross margin decreased to approximately 24% in 1995 from approximately 34% in 1994. This reduction is attributable to reduced shipments to certain of the Company's largest customers, a shift in product mix, certain price reductions due to competitive pressures and additional costs of approximately $323,000 in 1995 relating to the Company's assembly operations. In particular, a product manufactured by P C Dynamics under a military supply contract and a product manufactured by Poly Circuits for one of its major customers each had higher than expected manufacturing costs and contributed to the decline in gross margin in 1995.

TBL is the largest single component of the Company's cost of goods sold, representing approximately 18.6% and 14.5% of net sales during 1995 and 1994, respectively. The Company did not experience significant changes in the cost of TBL during 1995 and 1994. During 1995 and 1994, one manufacturer accounted for approximately 49% and 60% , respectively, of the TBL supplied to the Company.

Operating Expenses
------------------
General and administrative expenses were approximately $2,327,000 or 7.9% of net sales in 1995, compared to $1,789,000 or 6.4% of net sales in 1994. The increase in general and administrative expenses was attributable to an increase in staff, particularly at P C Dynamics, and costs of approximately $60,000 relating to the Company's assembly operations. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

Selling and marketing expenses were approximately $2,009,000 or 6.8% of net sales in 1995, compared to $1,789,000 or 6.4% of net sales in 1994. The increase in selling and marketing expenses was primarily attributable to commissions paid as a result of a shift in sales from non-commissionable sales to commissionable sales and additional expenses relating to international sales. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products and the commissions paid to independent sales organizations.

Research and development expenses were approximately $412,000 or 1.4% of net sales in 1995, compared to $420,000 or 1.5% of net sales in 1994. The Company is currently developing Flexlink II, its second generation high frequency bonding process that is designed to provide improved performance and increased efficiencies.

By the end of 1995, the Company had reduced the number of employees at P C Dynamics and Poly Circuits in response to lower than anticipated shipments. However, the Company expects that the commencement of operations at P C Dynamics' new facility in Texas and increased production at the Company's assembly operation will increase depreciation and other fixed manufacturing costs of the Company.

Operating Income
----------------
Operating income was approximately $2.2 million or 7.5% of net sales in 1995, a decrease of $3.4 million from 1994. The change in operating income can be summarized as follows:

Increase in net sales                  $516,000
Decrease in gross margin             (3,168,000)
Increase in operating expenses         (749,000)
                                    -----------

Decrease in operating income        ($3,401,000)
                                    ===========


Interest Income
---------------
Interest income from short-term investments was approximately $294,000 in 1995 compared to $177,000 in 1994.

Liquidity and Capital Resources
-------------------------------
Net cash provided/(used) by operations was ($181,000), ($740,000) and $4,378,000 in 1996, 1995 and 1994, respectively. Cash generated and cash on hand has been primarily used for the purchase of property, plant and equipment. Purchases of property, plant and equipment were $4,723,000, $4,528,000, and $2,725,000 in 1996, 1995 and 1994, respectively. The capital expenditures for 1996 include $3.6 million for the new P C Dynamics facility in Texas. The expenditures were partially financed through mortgage borrowings of $2.9 million. Except for expenditures required to improve the manufacturing processes, the Company presently has no plans for additional capital expenditures.

On August 5, 1994, the Company acquired the operating assets and liabilities of P C Dynamics Corporation for a total consideration of $3,325,000, including $1,000,000 cash, a note payable of $800,000 bearing interest at 8% and payable in two installments of $400,000, and 100,000 shares of M~Wave Common Stock with a fair market value of $15.25 per share. The cash portion of the purchase price was funded from available cash balances.

On September 8, 1994, a fire at P C Dynamics Corporation substantially destroyed the 17,000 square foot facility located in Frisco, Texas. The fire destroyed the administrative portion of the facility. The manufacturing section's structure was damaged less severely, but corrosive smoke damage effectively destroyed the highly sensitive equipment needed for production.
The Company used the insurance proceeds together with internally generated funds and bank borrowings to build a new facility and replace certain plant and equipment.

In January and March 1996, the Company obtained construction loans from American National Bank and Trust Company of Chicago to finance the rebuilding of the P C Dynamics facility in Frisco, Texas. The loans are payable in monthly installments of principal and interest which began in October 1996 and end with a balloon payment of $1,462,000 in October 2001.

The Company has a $2,000,000 line of credit from American National Bank and Trust Company of Chicago which provides for a maximum borrowings of $2,000,000 through May 1997 at an interest rate of prime plus 0.5%. At December 31, 1996, no amounts were outstanding on this line.

As of December 31, 1996, the Company has $2,912,000 of debt and $1.2 million of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash balance and its capacity for debt will be sufficient to fund current business operations and reasonably foreseeable expansion plans. The Company anticipates additional debt financing during the next twelve months. There can be no assurances that such additional debt financing can be obtained and, if obtained, at reasonable terms.

Inflation
---------
Management believes inflation has not had a material effect on the Company's operation or on its financial position.

Foreign Currency Transactions
-----------------------------
All of the Company's foreign transactions are negotiated, invoiced and paid in United States dollars.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated financial statements and the related notes for each of the three years in the period ended December 31, 1996 are filed in response to this Item pursuant to Item 14.

The supplementary data regarding quarterly results of operations, set forth under the caption "Selected Quarterly Financial Data (Unaudited)" following the aforementioned consolidated financial statements, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III


Item 10.  Directors and Executive Officers of the Registrant

Information required by this Item with respect to Executive Officers of the Company is set forth in Part I, Item 4 and is incorporated herein by this reference. Information required by this Item with respect to members of the Board of Directors of the Company will be contained in the Proxy Statement for the Annual Meeting of Stockholders (the "1996 Proxy Statement"), to be held on Wednesday, June 4, 1997, and is incorporated herein by this reference.


Item 11.  Executive Compensation

Information required by this Item will be contained in the 1997 Proxy Statement and is incorporated herein by this reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this Item will be contained in the 1997 Proxy Statement and is incorporated herein by this reference.


Item 13.  Certain Relationships and Related Transactions

Information required by this Item will be contained in the 1997 Proxy Statement and is incorporated herein by this reference.

PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.   Financial Statements

                                                           Page in the
                                                           Form 10-K
                                                           -----------

          Independent Auditors' Report                         21

          Consolidated Balance Sheets
            December 31, 1996 and 1995                         22


          Consolidated Statements of Operations
            Years Ended December 31, 1996, 1995 and 1994       23

          Consolidated Statements of Stockholders' Equity
            Years Ended December 31, 1996, 1995 and 1994       24

          Consolidated Statements of Cash Flows
            Years Ended December 31, 1996, 1995 and 1994    25-26

          Notes to Consolidated Financial Statements        27-34

          Selected Quarterly Financial Data (Unaudited)        35

          Subsidiaries                                         38


(a)  2.   Financial Statement Schedules

          All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)  3.   Exhibits

          The exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

(b) The Company filed a report on Form 8-K dated December 19, 1996 announcing the sale of the Assembly Division.

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Stockholders
M-Wave, Inc.
Bensenville, Illinois


We have audited the accompanying consolidated balance sheets of M-Wave, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of M~Wave, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP



Chicago, Illinois
February 17, 1997
(March 25, 1997 as to the last paragraph of Note 6)

M-WAVE, Inc. and Subsidiaries
-----------------------------

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------
ASSETS                                               1996         1995
------                                               ----         ----
CURRENT ASSETS:
 Cash and cash equivalents                       $1,216,859    $2,403,747
 Marketable securities                                          1,321,358
 Accounts receivable, net of allowance
   for doubtful accounts:
   1996 - $50,000; 1995 - $10,000                 1,725,340     4,106,494
 Inventories                                      1,349,645     3,462,200
 Refundable income taxes                          2,426,081       639,112
 Deferred income taxes                              804,088       154,682
 Prepaid expenses and other                         191,729       331,010
                                                -----------    ----------
   Total current assets                           7,713,742    12,418,603
PROPERTY, PLANT AND EQUIPMENT:
 Land, buildings and improvements                 6,224,247     2,680,882
 Machinery and equipment                          9,885,170    10,043,357
 Less accumulated depreciation                   (3,646,209)   (2,629,466)
                                                -----------   -----------
   Property, plant and equipment - net           12,463,208    10,094,773
NOTE RECEIVABLE, net of valuation
 allowance of $250,000                              871,718
GOODWILL                                            771,853       873,636
OTHER ASSETS                                         15,030        20,811
                                                -----------   -----------
TOTAL                                           $21,835,551   $23,407,823
                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                $1,549,997    $1,734,831
 Accrued expenses                                 1,254,436     1,163,692
 Current portion of long-term debt                  307,606       409,338
                                                -----------   -----------
   Total current liabilities                      3,112,039     3,307,861

DEFERRED INCOME TAXES                             1,106,786       723,130
LONG-TERM DEBT                                    2,604,464        11,239
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; authorized,
   1,000,000 shares; no shares issued
 Common stock, $.01 par value; authorized,
   10,000,000 shares;  3,041,625 shares
   issued and 3,021,625 shares outstanding
   at December 31, 1996                              30,416        30,404
 Additional paid-in capital                       7,492,472     7,488,422
 Retained earnings                                7,609,374    11,966,767
 Treasury stock, 20,000 shares at cost             (120,000)     (120,000)
                                                -----------   -----------
   Total stockholders' equity                    15,012,262    19,365,593
                                                -----------   -----------
TOTAL                                           $21,835,551   $23,407,823
                                                ===========   ===========



See notes to consolidated financial statements.

M-WAVE, Inc. and Subsidiaries
-----------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------

                                         1996           1995          1994
                                     ------------   -----------   ------------

NET SALES                            $22,643,968    $29,512,380    $28,009,390
COST OF GOODS SOLD                    23,326,988     22,541,108     18,385,737
                                     -----------    -----------    -----------
 Gross profit (loss)                    (683,020)     6,971,272      9,623,653

OPERATING EXPENSES:
 General and administrative            3,313,512      2,326,806      1,789,489
 Selling and marketing                 1,678,078      2,009,058      1,789,245
 Research and development                544,938        412,469        420,448
                                     -----------    -----------    -----------
  Total operating expenses             5,536,528      4,748,333      3,999,182
                                     -----------    -----------    -----------

 Operating income (loss)              (6,219,548)     2,222,939      5,624,471

OTHER INCOME (EXPENSE):
 Interest income                          39,459        294,010        176,816
 Interest expense                       (224,110)       (87,570)       (24,916)
 Non-recurring gain                                                    424,642
 Litigation settlement                                 (560,953)
 Loss on disposal of equipment          (416,670)
                                     -----------    -----------    -----------
  Total other income (expense), net     (601,321)      (354,513)       576,542
                                     -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES     (6,820,869)     1,868,426      6,201,013

Provision (credit) for income taxes   (2,463,476)       605,471      2,455,078
                                     ===========    ===========    ===========

NET INCOME (LOSS)                    $(4,357,393)   $ 1,262,955    $ 3,745,935
                                     ===========    ===========    ===========


NET INCOME (LOSS) PER SHARE          $    (1.44)    $      0.41    $      1.25
                                     ===========    ===========    ===========


Weighted average shares outstanding    3,021,041      3,072,920      3,006,599
                                     ===========    ===========    ===========




See notes to consolidated financial statements.

M-WAVE, Inc. and Subsidiaries
-----------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------------------------
                                  Additional                              Total
                         Common    Paid-in      Retained   Treasury   Stockholders'
                          Stock    Capital      Earnings     Stock        Equity
                         -------  ----------  -----------  ---------  -------------
 BALANCE
  JANUARY 1,1994         $29,000  $5,594,076  $ 6,957,877  $(240,000) $12,340,953

 Common stock issued:
   Acquisition             1,000   1,524,000                            1,525,000
   Stock options              94      31,137                               31,231

 Net income                                     3,745,935               3,745,935
                         -------  ----------   ----------  ---------  -----------

 BALANCE
  DECEMBER 31, 1994       30,094   7,149,213   10,703,812   (240,000)  17,643,119


 Common stock issued:
   Stock options             310     339,209                              339,519

 Reissuance of treasury
  stock (20,000 shares)                                       120,000     120,000

 Net income                                     1,262,955               1,262,955
                         -------  ----------  -----------  ---------  -----------
 BALANCE
  DECEMBER 31,1995       $30,404  $7,488,422  $11,966,767  $(120,000) $19,365,593

 Common stock issued:
   Stock options              12       4,050                                4,062

 Net loss                                      (4,357,393)              (4,357,393)
 BALANCE                 -------  ----------  -----------  ---------   -----------
   DECEMBER 31,1996      $30,416  $7,492,472  $ 7,609,374  $(120,000)  $15,012,262
                         =======  ==========  ===========  =========   ===========


See notes to consolidated financial statements.

M-WAVE, Inc. and Subsidiaries
-----------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------
                                               1996          1995       1994
                                           -----------   ----------  ----------
OPERATING ACTIVITIES:
 Net income (loss)                         $(4,357,393)  $1,262,955  $3,745,935
 Adjustments to reconcile net income
   to net cash flows from
   operating activities:
   Provision for doubtful accounts              40,000
   Valuation provision on note receivable      250,000
   Loss on disposal of equipment               416,670
   Depreciation and amortization             1,339,581      987,542     816,634
   Deferred income taxes                      (265,750)      48,993     295,479
   Treasury stock issued in
    litigation settlement                                   120,000
   Non-recurring gain                                                  (424,642)
   Changes in assets and liabilities:
      Accounts receivable                    1,913,215     (510,457)   (335,500)
      Inventories                            2,029,938   (1,086,770)   (392,789)
      Income taxes                          (1,786,969)    (521,156)   (790,025)
      Prepaid expenses and other assets        133,753      (88,722)    (24,160)
      Accounts payable                          15,166     (541,160)    603,833
      Accrued expenses                          90,744     (410,828)    883,026
                                           -----------   ----------  ----------
         Net cash flows from
           operating activities               (181,045)    (739,603)  4,377,791
                                           -----------   ----------  ----------

INVESTING ACTIVITIES:
 Purchase of property, plant and equipment  (4,722,756)  (4,528,061) (2,725,056)
 Purchase of marketable securities                       (1,321,358)
 Redemption of marketable securities         1,321,358
 Insurance proceeds received, net of fire
 related payments                                         1,756,328    (324,360)
 Acquisition of P C Dynamics Corporation,
   net of cash acquired                                              (1,200,000)
 Collection of notes receivable                             451,533       7,053
 Cash paid in conjunction with sale
   of Assembly Division                       (100,000)
                                           -----------   ----------  ----------
         Net cash flows from
           investing activities             (3,501,398)  (3,641,558) (4,242,363)
                                           -----------   ----------  ----------

FINANCING ACTIVITIES:
 Common stock issued upon exercise of
   stock options                                 4,062      339,519      31,231
 Proceeds from long-term debt                2,954,000
 Repayment of long-term debt                  (462,507)    (423,434)    (34,030)
                                            ----------   ----------  ----------
         Net cash flows from
           financing activities              2,495,555      (83,915)     (2,799)
                                            ----------   ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                 (1,186,888)  (4,465,076)    132,629

CASH AND CASH EQUIVALENTS:
 Beginning of year                           2,403,747    6,868,823   6,736,194
                                            ----------   ----------  ----------
 End of year                                $1,216,859   $2,403,747  $6,868,823
                                            ==========   ==========  ==========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
                                               1996          1995       1994
                                            ----------    ---------  ----------
 Cash paid during the year for:
  Income taxes                                           $1,079,500  $2,950,000
  Interest                                  $  145,794       64,000       7,025

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

In 1994, the Company purchased substantially all of the operating assets and assumed certain liabilities of P C Dynamics Corporation in a transaction summarized as follows:

  Fair value of assets acquired                     $4,238,100
  Consideration paid:
    Cash (includes $200,000 of related fees
      and costs)                                     1,200,000
    Notes payable                                      800,000
    M-Wave, Inc. common stock                        1,525,000
                                                    ----------
                                                     3,525,000
                                                    ----------
      Liabilities assumed                             $713,100
                                                    ==========

In 1996, the Company sold substantially all of the operating assets, subject to certain liabilities, of the Assembly Division for a promissory note in the amount of $1,122,000, the net book value of the net assets sold. The Company has recorded a valuation allowance of $250,000 on the note receivable at December 31, 1996. Prior to the sale, the Company advanced $100,000 to the purchaser.


See notes to consolidated financial statements.

M-WAVE, Inc. and Subsidiaries
-----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

1. ORGANIZATION AND OPERATIONS

   M-Wave, Inc. ("M-Wave"), a Delaware corporation, was formed on January 31, 1992. On January 31, 1992, Poly Circuits, Inc. ("Poly Circuits") became a wholly-owned subsidiary of M~Wave through an exchange in which the former stockholders of Poly Circuits received 100 shares of M~Wave common stock for each outstanding share of Poly Circuits.

   M-Wave, through its wholly-owned subsidiaries, Poly Circuits, Inc. and P C Dynamics Corporation (collectively, the "Company"), manufactures microwave frequency components and high frequency circuit boards on Teflon-based laminates for commercial and military wireless communication applications.

2. SIGNIFICANT ACCOUNTING POLICIES

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Principles of Consolidation - The consolidated financial statements include the accounts of M-Wave and its wholly-owned subsidiaries. Significant intercompany transactions and account balances have been eliminated.

   Revenue Recognition - The Company recognizes revenue when product is shipped to customers.

   Cash and Cash Equivalents - Cash and cash equivalents comprise cash in banks and highly liquid investments that are both readily convertible to known amounts of cash and so near maturity that they present insignificant risk of change in value.

   Marketable securities, - Marketable securities, consisting primarily of municipal notes, are classified as available-for-sale securities as defined by Statement of Financial Accounting Standards No. 115. Unrealized gains and losses are immaterial at December 31, 1995, as are realized gains and losses for 1996 and 1995.

   Inventories - Inventories are carried at the lower of first-in, first-out
   (FIFO) cost or market. Substantially all the Company's inventories are work-in-process.

   Property, Plant and Equipment - Property, plant and equipment are recorded at cost. The Company calculates depreciation using the straight-line method at annual rates as follows:


          Building and improvements     3% to 20%
          Machinery and equipment      10% to 20%

   Goodwill - Goodwill arising from the acquisition of P C Dynamics Corporation is being amortized on a straight-line basis over 10 years. The Company assesses the recoverability of goodwill, as well as other long-lived assets, based upon expectations of future undiscounted cash flows in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

   Earnings (Loss) Per Share - Earnings (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares and common share equivalents (dilutive stock options) outstanding during the period.

   Reclassifications - Certain reclassifications of 1995 and 1994 amounts have been made to conform to the presentation in the current year.

3. ACQUISITION

   Effective August 5, 1994, M-Wave acquired substantially all of the assets and assumed certain liabilities of P C Dynamics Corporation ("PCD") for total consideration of $3,325,000, including $1,000,000 cash, an $800,000 note and 100,000 shares of M-Wave common stock valued at $1,525,000.

   The acquisition was accounted for using the purchase method of accounting. Results of operations of PCD have been included in the consolidated statements of income from the date of acquisition.

   Had the acquisition occurred at January 1, 1994, proforma results of operations for the year ended December 31, 1994 would have been as follows:



   Sales                                  $30,561,854
   Net income                               3,319,819
   Net income per share                          1.08


   On September 8, 1994, the PCD facilities in Frisco, Texas, were severely damaged by a fire. As a result of the fire, the Company recorded a 1994 non-recurring gain of $424,642, representing the excess of estimated insurance proceeds over the carrying value of assets lost and fire-related expenses incurred, as detailed below:

   Total insurance proceeds               $2,656,328
   Carrying value of assets destroyed     (1,007,326)
   Fire-related expenses                  (1,224,360)
                                          ----------
   Non-recurring gain                     $  424,642
                                          ==========

   Until October 1995, the Company leased the PCD facility from the former general manager of PCD, at a monthly rental of approximately $9,300. In October 1995, the Company purchased the land on which the PCD plant and office facilities were built for $240,000, the appraised value of the land. In addition, the Company exchanged a note receivable of $451,533 due from the owner of the PCD facility and paid cash of approximately $866,000 for the rights to approximately $1,300,000 of insurance proceeds receivable on the fire-damaged facility. Such proceeds have been applied to construction of the new PCD facility.

4. SALE OF ASSEMBLY DIVISION

   In May 1995, the Company established a division which performed contract assembly work for the Company's customers. Effective December 13, 1996, the Company sold substantially all of the assets, subject to certain liabilities, of this division for a promissory note of $1,122,000, the net book value of the assets sold (including $700,000 of machinery and equipment). The Company has recorded a valuation allowance of $250,000 on the note.

   The note is due on December 13, 2001, but may be prepaid in full or in part. It bears interest at 8% through December 13, 1997, and at rates increasing from prime plus 1.5% to prime plus 3.5% over the remaining term, and is collateralized by the machinery and equipment sold.

   As further consideration, the Company will be entitled to royalties equal to 3% of the purchaser's net sales, subject to a maximum amount ranging from $300,000 to $2.0 million, depending on the length of time the promissory note is outstanding; the $2.0 million maximum results if the note is not prepaid.

   The Company sustained operating losses on the Assembly Division of $1.1 million in 1996 and $400,000 in 1995 on revenues of $463,000 and $91,000, respectively. While the Company believes that its realization on the note will equal or exceed the net carrying value of $872,000 at December 31, 1996, it is at least reasonably possible that an increase in the $250,000 valuation allowance will be required in the near term, depending on the purchaser's operating results.

5. ACCRUED EXPENSES

   Accrued expenses at December 31, 1996 and 1995 were comprised of:


                                           1996            1995
                                        ----------       --------
   Salaries and wages                     $242,720       $233,432
   Commissions                             109,494        301,252
   Legal                                   445,764        365,000
   Property and other taxes                109,104         10,000
   Other                                   347,354        254,008
                                        ----------     ----------
   Total accrued expenses               $1,254,436     $1,163,692
                                        ==========     ==========

6. LONG-TERM DEBT

   The Company has a bank credit agreement which includes a revolving line of credit and the mortgage loans described below.

   Line of credit availability is based on 80% of eligible accounts receivable, with a borrowing limit of $2,000,000. Interest is at the prime rate plus 1/2%. The agreement expires May 31, 1997 and is renewable semi-annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at December 31, 1996.

   Long-term debt is comprised of the following at December 31, 1996 and 1995:



                                                          1996         1995
                                                       ----------   --------
   Note payable to seller of P C Dynamics,                          $400,000
   8% interest, due in August 1996

   Mortgage notes payable,  1/2% over prime rate,
   monthly installments, due October 2001,
   collateralized by P C Dynamics facility             $2,903,534

   Obligations under capital leases,
   due through 1997                                         8,536     20,577
                                                       ----------   --------
                                                        2,912,070    420,577

   Less current portion                                   307,606    409,338
                                                       ----------   --------
   Total long-term debt                                $2,604,464    $11,239
                                                       ==========   ========


   Scheduled maturities of long-term debt are as follows at December 31, 1996:

       1997                                              $307,606
       1998                                               306,522
       1999                                               302,796
       2000                                               302,796
       2001                                             1,692,350
                                                       ----------
                                                       $2,912,070
                                                       ==========

   The terms of the Company's long-term bank debt represent the borrowing rates currently available to the Company; accordingly, the fair value of this debt approximates its carrying amount.

   Revolving credit borrowings and the mortgage notes are cross-defaulted and cross-collateralized. The credit agreement, as amended March 25, 1997, effective January 1, 1997, requires the Company to maintain a stipulated amount of tangible net worth, as defined.

7. INCOME TAXES


    The provision (credit) for income taxes consists of:

                                             1996         1995         1994
                                          ----------    --------    ----------
      Current                             (2,197,726)    556,478     2,159,599
      Deferred                              (265,750)     48,993       295,479
                                          ----------    --------    ----------

      Total                              ($2,463,476)   $605,471    $2,455,078
                                         ===========    ========    ==========


    The primary components comprising the net deferred tax liabilities are as follows:

                                                   1996          1995
                                               -----------    ---------
      Depreciation and amortization            $(1,106,786)   $(909,532)
      Accounts receivable reserves                  61,827
      Inventory reserves                           411,672

      Accrued expenses and other                   330,589      154,682
      Tax credits                                               186,402
                                               -----------    ---------
      Net deferred tax liabilities             $  (302,698)   $(568,448)
                                               ===========    =========


   The effective tax rate differs from the from the Federal statutory tax rate for the following reasons:

                                                      1996      1995       1994
                                                     ------     -----     -----
   Federal statutory rate                             34.0%     34.0%     34.0%
   State income taxes, net of Federal benefit          4.8       4.2       4.8
   Tax exempt interest                                          (5.5)     (1.1)
   Other, net                                         (2.7)     (0.3)      1.9
                                                      -----     -----     -----
   Effective rate                                     36.1%     32.4%     39.6%
                                                      =====     =====     =====


8. SIGNIFICANT CUSTOMERS AND SUPPLIERS
   The percentages of net sales attributable to major customers by year were as follows:

                     1996    1995    1994
                     ----    ----    ----
   Customer A         8%     16%     27%
   Customer B        26      27      35
   Customer C        10      12      10
   Customer D        14       6       0


   During 1996, 1995 and 1994, one manufacturer accounted for approximately 46%, 49% and 60%, respectively, of the Teflon-based laminates ("TBL") supplied to the Company. TBL is the largest single component of the Company's cost of goods sold representing approximately 27.5%, 18.6%, and 14.5% of net sales during 1996, 1995 and 1994, respectively. There are only four U. S. manufacturers of TBL. Any disruption or termination of these sources of TBL could adversely affect the Company's operations.


9. STOCK OPTION PLAN
   In February 1992, the Board of Directors and stockholders of the Company approved a non-qualified Stock Option Plan (the "Stock Option Plan") under which 300,000 shares of common stock are reserved for issuance upon exercise of stock options. The Stock Option Plan is designed as an incentive for retaining key employees and directors.

   In June 1995, the Board of Directors and stockholders of the Company approved an amendment and restatement of the Company's 1992 Stock Option Plan. The principal changes that resulted from the amendment are (1) an increase in the aggregate number of shares of Common Stock of the Company available for the exercise of options granted under the plan from 300,000 to 500,000; (2) a limit on the number of shares as to which options may be granted to any grantee in any calendar year to 75,000; (3) a grant of discretion to the Compensation Committee to extend the exercisability of options after a grantee's termination of employment (other than for Cause, as defined in the Plan) from 30 days to any longer period up to the full remaining term of the option; and (4) a provision for the acceleration of the exercisability of all outstanding options (regardless of when granted) in the event of a Change of Control of the Company.

   The exercise price of each non-qualified stock option granted to employees of the Company under the Stock Option Plan must equal at least 80% of the fair market value of the underlying shares of common stock on the date of the grant, and the maximum term of such an option may not exceed 10 years. For all options granted to date, except for 75,000 options granted in 1995, exercise price has equaled fair market value at the date of grant, the term of the options has been 10 years, and the options vest as to 25% on each of the first four anniversary dates of the grant. Exercise prices, as a percentage of fair market value at date of grant, on 75,000 options granted in 1995 are 110% as to 25,000 options, 120% as to 25,000 options and 130% as to 25,000 options. These options vest as to 33-1/3% on December 31, 1995, December 31, 1996 and December 31, 1997.


   Stock option activity under the Plan was as follows:

   ---------------------------------------------------------------------
                                      Number of Shares  Weighted Average
                                        Under Option     Exercise Price
   ---------------------------------------------------------------------
   Balance, January 1, 1994                190,000           $ 6.43

   Granted                                  75,000            12.97

   Exercised                                (9,350)            3.34
   ---------------------------------------------------------------------
   Balance, December 31, 1994              255,650             8.46
   ---------------------------------------------------------------------

   Granted                                 105,000            14.50

   Forfeited                               (31,250)           12.06

   Exercised                               (31,025)            5.38
   ---------------------------------------------------------------------
   Balance, December 31, 1995              298,375            10.53
   ---------------------------------------------------------------------
   Forfeited                               (61,250)           10.37

   Exercised                                (1,250)            3.25
   ---------------------------------------------------------------------

   Balance, December 31, 1996              235,875           $10.61
   ---------------------------------------------------------------------

   Exercisable at year-end:

          1994                               69,400
          1995                              127,125
          1996                              175,875

   The weighted average fair value of the options granted in 1995 is $10.50 per share. The range of exercise prices of the 235,875 options outstanding at December 31, 1996 is $3.25 to $15.93 and the weighted average remaining contractual life is 8 years. At December 31, 1996, 222,500 shares were available for grant.

   The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock options. Accordingly, no compensation cost has been recognized for options granted.

    Had compensation cost for options granted in 1995 been determined based on the fair value at the grant date, consistent with the method prescribed by Financial Accounting Standards Board Statement No. 123, the Company's net income (loss) and related per share amounts would have been adjusted to the following pro forma amounts:

                                        1996               1995
                                        ----               ----
    Net income (loss)
      As reported                   $(4,357,393)        $1,262,955
      Pro forma                      (4,583,145)         1,103,047

    Net Income (loss) per share
      As reported                   $     (1.44)        $     0.41
      Pro forma                           (1.51)              0.36



   The fair value of each option granted in 1995 was estimated at the grant date using the Black-Scholes options pricing model with the following weighted average assumptions: expected volatility of 81%: risk free interest rate of 7.2%; expected life of 9 years; and, no dividend yield.

10. EMPLOYEE BENEFIT PLAN

    The Company maintains a defined contribution retirement plan covering substantially all full-time employees. The plan allows for employees to defer up to 10% of their pretax annual compensation, as defined in the plan. The Company will match up to 25% of the first 4% of base compensation that a participant contributes. Additionally, discretionary amounts may be contributed by the Company. The Company's contributions for 1996, 1995 and 1994 were zero, zero and $50,000, respectively.

11. LEASE COMMITMENTS

    The Company rents manufacturing and administrative space under operating leases. Rent expense under these leases for the years ended December 31, 1996, 1995 and 1994 was $236,401, $142,534, and $90,715, respectively.

    Future minimum annual lease commitments at December 31, 1996 are as follows:


    Year
    -----
    1997               $84,600
    1998                57,600
    1999                57,600
    2000                28,800
                      --------
    Total             $228,600
                      ========


12. LITIGATION


    The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

    On May 13, 1994, Comptek Research, Inc., Comptek Telecommunications, Inc. and Industrial Systems Service, Inc. (together "Comptek") filed a suit against M-Wave, Inc. and Poly Circuits, Inc. alleging contractual, Uniform Code and tortious violations arising out of Poly Circuits' sale of printed circuits boards. On September 29, 1995, the Company reached settlement with Comptek. The settlement included a cash payment of

    $300,000, the issuance of 20,000 shares of the Company's common stock to Comptek and an agreement to supply goods and services to Comptek on a long-term basis. The settlement resulted in a non-recurring pre-tax charge in the third quarter of 1995 of approximately $561,000, or $0.11 per share after tax.

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

    The Company believes that this action is without merit. On January 5, 1996, the Company filed a motion to dismiss the complaint. On April 26, 1996, this motion to dismiss was denied. In June 1996, the plaintiff moved for class certification. This motion has been briefed and a decision is pending. The parties are currently discussing a settlement under which the Company and Joseph Turek deny all wrongdoing.

13. ENVIRONMENTAL MATTERS

    The Company periodically generates and handles materials that are considered hazardous waste under applicable law and contracts for the off-site disposal of these materials. During the ordinary course of its operations, the Company has on occasion received citations or notices from regulatory authorities that such operations may not be in compliance with applicable environmental regulations. Upon such receipt, the Company works with such authorities to resolve the issues raised by such citations or notices. The Company's past expenditures relating to environmental compliance have not had a material effect on the financial position of the Company. The Company believes the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its future financial position or results of operations, although no assurance can be given.

    Based on information available to the Company, which in most cases includes an estimate of liability, legal fees and other factors, a reserve for indicated environmental liabilities has been recorded in the aggregate amount of approximately $96,000.



    * * * * * *

M-WAVE, Inc. and Subsidiaries
-----------------------------

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
-------------------------------------------------------------------------------

Set forth below is a summary of the Company's unaudited quarterly results for each quarter during 1996 and 1995. In management's opinion, these results have been prepared on the same basis as the audited financial statements contained elsewhere herein and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods when read in conjunction with the financial statements and notes thereto.


                                               Three Months Ended
                               ----------------------------------------------------
                                March 31,    June 30,   September 30,  December 31,
                                  1996         1996         1996           1996
                               -----------  ----------  -------------  ------------
Net sales                      $6,256,558   $6,340,968  $6,284,338     $3,762,104
Gross profit (loss)            (1,834,221)     786,841   1,111,075       (746,715)
Net income (loss)              (2,126,344)    (334,809)   (205,295)    (1,690,945)
Net income (loss) per share         (0.70)       (0.11)      (0.07)         (0.56)

                                            Three Months Ended
                               ---------------------------------------------------
                               March 31,     June 30,   September 30,  December 31,
                                  1995         1995         1995           1995
                               -----------  ----------  -------------  ------------
Net sales                      $8,034,178   $8,676,978  $5,868,340     $6,932,884
Gross profit                    2,535,801    2,192,942     991,896      1,250,633
Net income (loss)                 917,051      728,849    (496,969)       114,024
Net income (loss) per share          0.30         0.24       (0.16)          0.04

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      M-WAVE, Inc.


                                      By:
                                         ------------------------------
                                         Joseph A. Turek
                                         Chairman of the Board,
                                         Chief Executive Officer
                                         March  26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


-----------------------------            ------------------------------
Joseph A. Turek                          Eric C. Larson
Director                                 Director
March 26, 1997                           March 26, 1997



-----------------------------            ------------------------------
Lavern D. Kramer                         Timothy A. Dugan
Director                                 Director
March  26, 1997                          March 26, 1997



-----------------------------
Paul H. Schmitt
Treasurer and Secretary
(Principal Accounting and
Financial Officer)
March 26, 1997

EXHIBIT INDEX
-------------


Exhibit
  No.                              Description                            Page
-------  --------------------------------------------------------------  -----
   2.1   Exchange Agreement, dated as of January 31, 1992, among Poly        *
         Circuits, Inc., Joel S. Dryer, Joseph A. Turek and the Company

   3.1   Certificate of Incorporation of the Company                         *

   3.2   Bylaws of the Company                                               *

  10.1   Amended and restated M~Wave, Inc. 1992 Stock Option Plan         ****

  10.2   Lease, dated June 22, 1989, by and between Louis R. and Ruth
         DeMichele and the Company                                           *

  10.3   Amended Form of Sales Representative Agreement generally used
         by and between the Company and its sales representatives            *

  10.4   Employment Agreement between the Company and
         Joseph A. Turek                                                  ****

  10.5   Registration Rights Agreement dated July 21, 1993, between
         the Company and certain holders of Company common stock            **

  10.6   Shareholders Agreement, dated July 21, 1993, by and among
         First Capital Corporation of Chicago, Cross Creek Partners II,
         and Joseph A. Turek                                                **

  10.7   Asset Purchase Agreement, dated as of August 5, 1994, by and among the Company, P C Dynamics acquisition, P CD Holdings,
         Inc. and P C Dynamics Corporation.                                ***

  10.8   Construction Loan Note, dated January 10, 1996, by and among the Company, P C Dynamics and American National Bank and
         Trust Company.                                                  *****

  21     Subsidiaries                                                       38

  24.1   Consent of Deloitte & Touche LLP                                   39

  27     Financial Data Schedule                                         40-43

     * Incorporated herein by reference to the applicable exhibit to the Registrant's
           Registration Statement on Form S-1 (Registration No. 33-45499).

     ** Incorporated herein by reference to the applicable exhibit to the Registrant's
           Annual Report on Form 10-K for year ended December 31, 1993 (Registration No. 0-19944).

      *** Incorporated herein by reference to the applicable Report on Form 8-K dated August 5, 1994.

      **** Incorporated herein by reference to the applicable exhibit to the Registrants quarterly report on form 10-Q for the quarter ended June 30, 1995.

      *****Incorporated herein by reference to the applicable exhibit to the Registrant's
           Annual Report on Form 10-K for year ended December 31, 1995.