Form 10-Q
period 1997-03-31
M WAVE INC
filed 1997-05-12
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended March 31, 1997        Commission File No. 0-19944
    ------------------------------------        ---------------------------

                                  M~WAVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                  36-3809819
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  identification No.)





216 Evergreen Street, Bensenville, Illinois               60106
--------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)




Registrant's telephone number including area code:            (630) 860-9542
                                                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---
The registrant has 3,049,806 shares of common stock outstanding at May 9, 1997.

                        PART I - FINANCIAL INFORMATION
                         Item 1: Financial Statements

                                 M~WAVE, Inc.

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                      December 31,          March 31,
                                                                          1996                1997
                             ASSETS                                 ----------------    ----------------
<Y>
CURRENT ASSETS:
    Cash and cash equivalents...................................        $ 1,216,859         $ 1,052,575
    Accounts receivable.........................................          1,725,340           1,914,568
    Inventories.................................................          1,349,645           1,030,484
    Refundable income taxes.....................................          2,426,081           2,271,356
    Deferred income taxes.......................................            804,088             804,088
    Prepaid expenses and other..................................            191,729             213,637
                                                                    ----------------    ----------------
        Total current assets....................................          7,713,742           7,286,708
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements............................          6,224,247           6,232,488
    Machinery and equipment.....................................          9,885,170          10,059,463
                                                                    ----------------    ----------------
        Total property, plant and equipment.....................         16,109,417          16,291,951
    Less accumulated depreciation...............................         (3,646,209)         (4,054,065)
                                                                    ----------------    ----------------
        Property, plant and equipment-net.......................         12,463,208          12,237,886
NOTE RECEIVABLE, net of valuation
      allowance of $250,000.....................................            871,718             871,718
GOODWILL........................................................            771,853             746,407
OTHER ASSETS....................................................             15,030              13,919
                                                                    ----------------    ----------------
TOTAL...........................................................        $21,835,551         $21,156,638
                                                                    ================    ================

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable............................................        $ 1,549,997         $ 1,466,765
    Accrued expenses............................................          1,254,436           1,038,850
    Current portion of long-term debt...........................            307,606             307,606
                                                                    ----------------    ----------------
        Total current liabilities...............................          3,112,039           2,813,221

DEFERRED INCOME TAXES...........................................          1,106,786           1,143,238
LONG-TERM DEBT..................................................          2,604,464           2,501,587
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued..................................
    Common stock, $.01 par value; authorized, 10,000,000 shares
      3,069,806 shares issued and 3,049,806 shares outstanding
      at March 31, 1997.........................................             30,416              30,698
    Additional paid-in capital..................................          7,492,472           7,574,688
    Retained earnings ..........................................          7,609,374           7,213,206
    Treasury stock:  20,000 shares, at cost.....................           (120,000)           (120,000)
                                                                    ----------------    ----------------
        Total stockholders' equity .............................         15,012,262          14,698,592
                                                                    ----------------    ----------------
TOTAL...........................................................        $21,835,551         $21,156,638
                                                                    ================    ================

                                          See notes to consolidated financial statements.

                                 M~WAVE, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                   Three months ended March 31,
                                                   ----------------------------
                                                     1996             1997
                                                   ----------      ----------
Net sales........................................  $6,256,558      $4,271,004
Cost of goods sold...............................   8,090,779       3,862,033
                                                   ----------      ----------
  Gross profit (loss) ...........................  (1,834,221)        408,971

Operating expenses:
  General and administrative.....................     736,692         738,002
  Selling and marketing..........................     483,403         299,741
  Research and development.......................     121,355               0
                                                   ----------      ----------
   Total operating expenses.....................    1,341,450       1,037,743
                                                   ----------      ----------
  Operating loss ................................  (3,175,671)       (628,772)

Other income (expense):
  Interest income................................      29,551          22,860
  Interest expense...............................     (58,004)        (63,078)
  Gain (loss) on disposal of assets..............    (149,751)         42,574
                                                   ----------      ----------
   Total other income (expense)..................    (178,204)          2,356
                                                   ----------      ----------
    Loss before income  taxes....................  (3,353,875)       (626,416)

Credit for income taxes..........................  (1,227,531)       (230,246)
                                                   ----------      ----------
Net  loss........................................ $(2,126,344)      $(396,170)
                                                   ==========      ==========
Net loss per share...............................      $(0.70)         $(0.13)


Weighted average shares..........................   3,020,375       3,027,433


               See notes to consolidated financial statements.


                                 M~WAVE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                              Three months ended March 31,
                                                                              ----------------------------
                                                                                  1996            1997
                                                                              ------------    ------------
OPERATING ACTIVITIES:
  Net income (loss)...................................................        $(2,126,344)      $(396,169)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
      Gain on disposal of property, plant and equipment...............                  0         (42,574)
      Depreciation and amortization...................................            369,729         399,827
      Deferred income taxes...........................................           (552,691)         36,452
    Changes in assets and liabilities:
      Accounts receivable-trade.......................................             (2,161)       (189,228)
      Inventories.....................................................            866,609         319,161
      Income taxes....................................................           (262,812)        154,725
      Prepaid expenses and other assets...............................            109,171         (20,796)
      Accounts payable................................................            579,266         (83,232)
      Accrued expenses................................................            313,284        (215,586)
                                                                               ----------       ----------
         Net cash flows from operating activities.....................           (705,949)        (37,420)
                                                                               ----------       ----------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment...........................         (4,279,905)       (128,585)
  Proceeds from sale of property, plant and equipment.................                             22,100
  Redemption of marketable securities.................................            312,743               0
                                                                               ----------       ----------
         Net cash flows from investing activities.....................         (3,967,162)       (106,485)


FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options..................                  0          32,500
  Common stock issued for cash........................................                  0          49,998
  Payments on long term debt..........................................             (4,241)       (102,877)
  Mortgage debt incurred..............................................          2,496,007               0
                                                                               ----------       ----------
         Net cash flows from financing activities.....................          2,491,766         (20,379)
                                                                               ----------       ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS.............................         (2,181,345)       (164,284)

CASH AND CASH EQUIVALENTS - Beginning of period.......................          2,403,747       1,216,859
                                                                               ----------       ----------
CASH AND CASH EQUIVALENTS - End of period.............................         $  222,402      $1,052,575
                                                                               ==========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest..........................         $   58,004      $   63,078



                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996 filed March 31, 1997.

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

5.   DEBT

     The Company has a mortgage loan on $2,803,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2% over prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has a $2,000,000 line of credit available based on 80% of eligible accounts receivable to fund the working capital needs of the Company. The agreement expires May 31, 1997 and is renewable semi-annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at March 31, 1997.

6.   LITIGATION

     The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company and Joseph Turek have been named as defendants in Lionheart Partners, Inc., as general partner of Lionheart USA Micro Cap Value. L.P. v. M~Wave, Inc. and Joseph Turek, which was filed on or about November 17, 1995 in the United States District Court for the Northern District of Illinois.
The case was filed as a purported class action on behalf of all persons who purchased common stock of the Company between August 8, 1995 and October 18, 1995. The complaint alleges that the defendants made materially false and misleading statements and failed to correct public representations which had become materially false and misleading regarding the Company's revenues and earnings. The complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks compensatory damages in an unspecified amount.

     The Company believes that this action is without merit. On April 25, 1997, the plaintiffs and the defendants entered into a settlement agreement which, subject to court approval, would resolve all of the claims arising out of this action, except as to claims of class members who opt out of the settlement. The settlement provides for a $150,000 payment to the plaintiff class plus administrative fees not to exceed $20,000. The Company's contribution to the settlement would be approximately $85,000.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED MARCH 31, 1997 COMPARED TO THE QUARTER ENDED MARCH 31, 1996

NET SALES

     Net sales for the first quarter ended March 31, 1997 decreased 32% to $4,271,000 from $6,257,000 in the first quarter of 1996. The Company has been seriously affected by the slowing of the rapid growth in the domestic cellular telephone industry. Net sales to Motorola decreased by $1,063,000 or 53% to $945,000. Net sales to L K Products decreased by $525,000 or 56% to $407,000. Net sales to Hewlett Packard decreased by $246,000 or 78% to $70,000.

     The foregoing decreases in net sales were partially offset by an increase in net sales to Spectrian and Lockheed Martin, two of the Company's larger customers, of $406,000.

     The Company's three largest customers accounted for 52% of the Company's net sales for the first quarter ended March 31, 1997 compared to 57% in the first quarter of 1996.

GROSS PROFIT (LOSS) AND COST OF GOODS SOLD

     Gross profit increased by $2,243,000 to $409,000 in the first quarter of 1997 from negative $1,834,000 in 1996. In February 1997, as a result of lower than anticipated volume, the Company reduced its employees and moved to a one-shift operation at its Bensenville facility. The first quarter of 1996 included sales adjustments for pricing and returns of $721,000 and inventory write-downs of $1,295,000 and $665,000 relating to manufacturing scrap and rework and inventory obsolescence, respectively. The Company has also made operational changes to enhance its quality control and ability to manufacture highly complex products; however, there can be no assurance as to when, or if, these changes will result in improved manufacturing process. Future production problems would continue to adversely impact the Company's gross margins and profitability, which would also result in decreased liquidity and adversely affect the Company's financial position.

OPERATING EXPENSES

     General and administrative expenses were $738,000 or 17.3% of net sales in the first quarter of 1997 compared to $737,000 or 11.8% of net sales in the first quarter of 1996. On April 15, 1996 the Company engaged a consulting firm to provide consulting services with respect to the Company's operations, which services resulted in additional expenses of $110,000 in the first quarter of 1997. The consultants completed their work with the Company in February 1997. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

     Selling and marketing expenses were $300,000 or 7.0% of net sales in the first quarter of 1997 compared to $483,000 or 7.7% of net sales in the first quarter of 1996. Sales commission expense was 3.4% of net sales in the first quarter of 1997 compared to 3.2% of net sales in the first quarter of 1996. The Company also reduced its staff in February 1997. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations.

     Research and development expenses which related primarily to the assembly division were $121,000 or 1.9% of net sales in the first quarter of 1996. The Company sold the Assembly Division in December 1996.

OPERATING LOSS

     Operating loss was $629,000 in the first quarter of 1997 compared to an operating loss of $3,176,000 in the first quarter of 1996, a decrease in the operating loss of $2,547,000. The change in operating loss reflects primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating loss can be summarized as follows:

Decrease in net sales             $   582,000
Increase in gross margin            1,661,000
Decrease in operating expenses        304,000
                                  -----------
Decrease in operating loss        $ 2,547,000


     On March 31, 1997, the Company had 115 employees compared to 175 on March 31, 1996.

INTEREST INCOME

     Interest income from the notes receivable, recorded with the sale of the Assembly Division in 1996, was $23,000 in the first quarter of 1997. Interest income from short-term investments was $30,000 in the first quarter of 1996.

INTEREST EXPENSE

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $63,000 in the first quarter of 1997 compared to $58,000 in 1996.

GAIN ON DISPOSAL OF FIXED ASSETS

     The Company recorded a gain of $43,000 on the disposal of fixed assets in the first quarter of 1997 compared to a loss of $150,000 in 1996.

INCOME TAXES

     The Company had an effective tax credit rate of 36.8% in the first quarter of 1997 compared to 36.6% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used for operations was $37,000 for the first three months of 1997 compared to $706,000 for the first three months of 1996. A reduction of inventories and increases in accrued expenses and accounts payable offset the first three months of 1997 loss from operations. The Company also had income tax refunds of $421,000.

     Capital expenditures were $128,000 for the first three months of 1997, $105,000 to upgrade the network system at Poly Circuits. Capital expenditures were $4.3 million in the first three months of 1996, $3.3 million for the new P C Dynamics facility in Texas.

     The Company has a mortgage loan of $2,803,000 on the P C Dynamics facility. Interest on this mortgage loan is at 1/2% over prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has a $2,000,000 line of credit available based on 80% of eligible accounts receivable to fund the working capital needs of the Company. The agreement expires May 31, 1997 and is renewable semi-annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at March 31, 1997.

     As of March 31, 1997, the Company has $2,803,000 of debt and $1,053,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash balance and its capacity for debt will be sufficient to fund current business operations. The Company's ability to fund its activities is directly dependent upon its sales, its ability to improve its manufacturing processes, the effective utilization of the Company's manufacturing resources and the Company's ability to access external sources of financing. There can be no assurances that such additional debt financing can be obtained and, if obtained, at reasonable terms.

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

                          PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     The Company and Joseph Turek have been named as defendants in Lionheart Partners. Inc., as general partner of Lionheart USA Micro Cap Value, L.P. v. M~Wave, Inc. and Joseph Turek. which was filed on or about November 17, 1995 in the United States District Court for the Northern District of Illinois.

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

     The Company believes that this action is without merit. On April 25, 1997, the plaintiffs and the defendants entered into a settlement agreement which, subject to court approval, would resolve all of the claims arising out of this action, except as to claims of class members who opt out of the settlement. The settlement provides for a $150,000 payment to the plaintiff class plus administrative fees not to exceed $20,000. The Company's contribution to the settlement would be approximately $85,000.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.9    Employment Agreement between the Company and Michael Bayles

     27      Financial Data

(b) The Company filed a report on Form 8-K dated February 25, 1997 announcing the reduction in workforce at their Bensenville location.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned "hereunto duly authorized.

                                                        M~WAVE, INC.

Date: May 9, 1997                           /s/ PAUL H. SCHMITT
                                            ---------------------------
                                                Paul H. Schmitt

                                                Chief Financial Officer

                                EXHIBIT INDEX


 EXHIBIT
   NO                                   DESCRIPTION
--------           -----------------------------------------------------------

10.9               Employment Agreement between the Company and Michael Bayles

27                 Financial Data