Form 10-Q
period 1997-06-30
M WAVE INC
filed 1997-08-07
CIK 883842

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                  FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1997                Commission File No.   0-19944
-----------------------------------                -----------------------------


                                 M~WAVE, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




       DELAWARE                                                 36-3809819
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S.  Employer
incorporation or organization)                               identification No.)


216 Evergreen Street, Bensenville, Illinois                         60106
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number including area code:               (630) 860-9542
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

Yes  X    No ___



The registrant has 3,049,806 shares of common stock outstanding at August 6, 1997.

                        PART I - FINANCIAL INFORMATION
                         ITEM 1: FINANCIAL STATEMENTS

                                 M~WAVE, INC.

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                               DECEMBER 31,           JUNE 30,
                                                                                   1996                1997
                                                                               -----------          -----------
                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..............................................      $ 1,216,859          $ 2,342,450
  Accounts receivable....................................................        1,725,340            2,460,560
  Inventories............................................................        1,349,645            1,265,868
  Refundable income taxes................................................        2,426,081              923,290
  Deferred income taxes..................................................          804,088              585,395
  Prepaid expenses and other.............................................          191,729              103,876
                                                                               -----------          -----------
    Total current assets.................................................        7,713,742            7,681,439
PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements.......................................        6,224,247            6,237,204
  Machinery and equipment................................................        9,885,170           10,110,853
                                                                               -----------          -----------
    Total property, plant and equipment..................................       16,109,417           16,348,057
  Less accumulated depreciation..........................................       (3,646,209)          (4,370,435)
                                                                               -----------          -----------
    Property, plant and equipment-net....................................       12,463,208           11,977,622
NOTE RECEIVABLE, net of valuation
  allowance of $250,000..................................................          871,718              871,718
GOODWILL.................................................................          771,853              720,961
OTHER ASSETS.............................................................           15,030               13,889
                                                                               -----------          -----------
TOTAL....................................................................      $21,835,551          $21,265,629
                                                                               ===========          ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.......................................................      $ 1,549,997          $ 1,549,247
  Accrued expenses.......................................................        1,254,436            1,126,488
  Current portion of long-term debt......................................          307,606              307,606
                                                                               -----------          -----------
    Total current liabilities............................................        3,112,039            2,983,341

DEFERRED INCOME TAXES....................................................        1,106,786            1,106,786
LONG-TERM DEBT...........................................................        2,604,464            2,423,843
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 1,000,000
    shares; no shares issued.............................................
  Common stock, $.01 par value; authorized, 10,000,000 shares
    3,069,806 shares issued and 3,049,806 shares outstanding
    at June 30, 1997.....................................................           30,416               30,698
  Additional paid-in capital.............................................        7,492,472            7,574,688
  Retained earnings .....................................................        7,609,374            7,266,273
  Treasury stock:  20,000 shares, at cost................................         (120,000)            (120,000)
                                                                               -----------          -----------
    Total stockholders' equity ..........................................       15,012,262           14,751,659
                                                                               -----------          -----------
TOTAL....................................................................      $21,835,551          $21,265,629
                                                                               ===========          ===========

               See notes to consolidated financial statements.

                                 M~WAVE, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                   Three months ended June 30,
                                                                 ------------------------------
                                                                    1996                1997
                                                                 ----------          ----------
Net sales..........................................              $6,340,968          $4,524,052
Cost of goods sold.................................               5,556,279           3,433,884
                                                                 ----------          ----------
 Gross profit .....................................                 784,689           1,090,168

Operating expenses:
 General and administrative........................                 673,628             648,269
 Selling and marketing.............................                 439,782             293,365
 Research and development..........................                 141,116                   0
                                                                 ----------          ----------
  Total operating expenses.........................               1,254,526             941,634
                                                                 ----------          ----------

 Operating income (loss) ..........................                (469,837)            148,534

Other income (expense):
 Interest income...................................                  17,957              42,200
 Interest expense..................................                 (55,130)            (63,815)
 Loss on disposal of assets........................                       0              (8,485)
                                                                 ----------          ----------
  Total other income (expense)                                      (37,173)            (30,100)
                                                                 ----------          ----------

 Income (loss) before income  taxes................                (507,010)            118,434

Provision (credit) for income taxes................                (172,201)             65,367
                                                                 ----------          ----------
Net  income (loss).................................               ($334,809)            $53,067
                                                                 ==========          ==========
Net income (loss) per share                                          ($0.11)              $0.02

Weighted average shares                                           3,020,526           3,049,806



               See notes to consolidated financial statements.

                                 M~WAVE, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                         Six months ended June 30,
                                                                      -------------------------------
                                                                          1996                1997
                                                                      -----------          ----------
Net sales.................................................            $12,597,526          $8,795,056
Cost of goods sold........................................             13,660,565           7,295,917
                                                                      -----------          ----------
 Gross profit (loss)......................................             (1,063,039)          1,499,139

Operating expenses:
 General and administrative...............................              1,456,090           1,386,271
 Selling and marketing....................................                923,185             593,106
 Research and development.................................                203,194                   0
                                                                      -----------          ----------
  Total operating expenses................................              2,582,469           1,979,377
                                                                      -----------          ----------

 Operating loss...........................................             (3,645,508)           (480,238)

Other income (expense):
 Interest income..........................................                 47,508              65,060
 Interest expense.........................................               (113,134)           (126,893)
 Gain (loss) on disposal of assets........................               (149,751)             34,089
                                                                      -----------          ----------
  Total other income (expense)                                           (215,377)            (27,744)
                                                                      -----------          ----------

 Loss before income taxes.................................             (3,860,885)           (507,982)

Credit for income taxes...................................             (1,399,732)           (164,880)
                                                                      -----------          ----------

Net loss..................................................            ($2,461,153)          ($343,102)
                                                                      ===========          ==========

Net loss per share                                                         ($0.81)             ($0.11)


Weighted average shares                                                 3,020,451           3,038,681


               See notes to consolidated financial statements.

                                 M~WAVE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                   Six months ended June 30,
                                                                                 ------------------------------
                                                                                    1996               1997
                                                                                 ------------       -----------
OPERATING ACTIVITIES:
 Net income (loss)....................................................           ($2,461,153)        ($343,102)
 Adjustments to reconcile net loss to net cash flows
  from operating activities:
   Gain on disposal of property, plant and equipment..................                     0           (34,089)
   Depreciation and amortization......................................               752,998           799,996
   Deferred income taxes..............................................              (450,108)          218,693
  Changes in assets and liabilities:
   Accounts receivable-trade..........................................                89,544          (735,220)
   Inventories........................................................               559,386            83,777
   Income taxes.......................................................              (531,416)        1,502,791
   Prepaid expenses and other assets..................................               142,378            88,995
   Accounts payable...................................................               659,996              (750)
   Accrued expenses...................................................               374,865          (127,948)
                                                                                 ------------       -----------
    Net cash flows from operating activities..........................              (863,510)        1,453,143
                                                                                 ------------       -----------
INVESTING ACTIVITIES:
 Purchase of property, plant and equipment............................            (4,349,802)         (281,529)
 Proceeds from sale of property, plant and equipment..................                                  52,100
 Redemption of marketable securities..................................               248,567                 0
                                                                                 ------------       -----------
    Net cash flows from investing activities..........................            (4,101,235)         (229,429)

FINANCING ACTIVITIES:
 Common stock issued upon exercise of stock options...................                 4,062            32,500
 Common stock issued for cash.........................................                     0            49,998
 Line of credit borrowings............................................               500,000
 Payments on long term debt...........................................                (8,361)         (180,621)
 Mortgage debt incurred...............................................             2,439,323                 0
                                                                                 ------------       -----------
   Net cash flows from financing activities...........................             2,935,024           (98,123)
                                                                                 ------------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................            (2,029,721)        1,125,591

CASH AND CASH EQUIVALENTS - Beginning of period.......................             2,403,747         1,216,859
                                                                                 ------------       -----------
CASH AND CASH EQUIVALENTS - End of period.............................              $374,026        $2,342,450
                                                                                 ============       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for interest.............................              $113,134          $126,893

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

2.   Business

     M~Wave, through its wholly-owned subsidiaries, Poly Circuits Inc. and P C Dynamics Corporation (collectively, the "Company"), manufactures Teflon-based printed circuit boards used by makers of wireless and microwave related communication equipment.

3.   Reclassifications

     Certain reclassifications of 1996 amounts have been made to conform to the presentation in the current year.

4.   Inventories

     Substantially all the Company's inventories are in work in process.

5.   Debt

     The Company has a mortgage loan of $2,727,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has a $2,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. The agreement expires May 31, 1998 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at June 30, 1997.

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

     On April 25, 1997, the plaintiffs and the defendants entered into a settlement agreement which resolves all of the claims arising out of this action, except as to claims of class members who opt out of the settlement. This settlement received court approval on July 8, 1997. The settlement provides for a $150,000 payment to the plaintiff class plus administrative fees not to exceed $20,000. The Company's contribution to the settlement would be approximately $85,000.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED JUNE 30, 1997 COMPARED TO THE QUARTER ENDED JUNE 30, 1996

Net Sales

     Net sales were $4,524,000 for the second quarter ended June 30, 1997, a decrease of $1,817,000 or 29% below the second quarter of 1996. The decline was the result of a combination of factors including a Company decision to exit the low margin commodity business; shifts by customers to alternate materials and suppliers; and lower volumes associated with certain customers products entering later stages in their life cycles. Net sales to the Company's largest customer increased $564,000 or 104% to $1,105,000; net sales to the Company's next largest customer decreased ($1,291,000) or (61%) to $830,000 and net sales to the Company's third largest customer decreased ($350,000) or (42%) to $488,000.

     The Company's three largest customers accounted for 54% of the Company's net sales for the second quarter ended June 30, 1997 compared to 55% in the second quarter of 1996.

Gross Profit and Cost of Goods Sold

     Gross profit increased to $1,090,000 in the second quarter of 1997 from $785,000 in the second quarter of 1996. The increase in gross profit was the result of significant improvements in productivity and cost reductions. The Bensenville facility made changes that allowed it to meet customer delivery requirements on a one-shift operation versus two shifts, thus reducing manufacturing costs. The Texas facility has not to date achieved the same magnitude of manufacturing improvements and is hindered by the type of business (small lot sizes) it produces. The second quarter of 1997 included $140,000 favorable adjustments primarily relating to recapturing inventories that were previously written off in 1996. The Company also recorded approximately $100,000 of non-recurring expenses primarily relating to severance costs. The second quarter of 1996 included $355,000 of non-recurring expenses relating to inventory write-downs, sales returns and severance payments. The Company has made operational changes designed to enhance its quality control and ability to manufacture highly complex products; however, there can be no assurance as to when, or if, these changes will result in improved manufacturing processes. Future production problems would adversely impact the Company's gross margins and profitability, which would also result in decreased liquidity and adversely affect the Company's financial position.

Operating Expenses

     General and administrative expenses were $648,000 or 14.3% of net sales in the second quarter of 1997 compared to $674,000 or

10.6% of net sales in the second quarter of 1996. The net decrease was due to a reduction in professional fees partially offset by an increase in payroll expenses associated with the hiring of a new president and relocation expenses. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

     Selling and marketing expenses were $293,000 or 6.5% of net sales in the second quarter of 1997 compared to $440,000 or 6.9% of net sales in the second quarter of 1996. The dollar spending reductions were due to lower commissions earned and lower payroll and other expenses due to the sale of the Assembly Division and the Asian based distribution entity (Vortex) at the end of 1996. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations.

     Research and development expenses related to the assembly division were $141,000 or 2.2% of net sales in the second quarter of 1996. The Company sold the Assembly Division in December 1996.

Operating Income (Loss)

     Operating income was $149,000 or 3.3% in the second quarter of 1997 compared to operating loss of ($470,000) or (7.4%) of net sales in the second quarter of 1996, an increase of $619,000. The swing of $619,000 of operating income from the second quarter of 1996 to the second quarter of 1997 was due to many factors; however, the major factor was strong productivity gains and aggressive cost reductions leading to increased operating margins. The change in operating income can be summarized as follows:


Decrease in net sales                     $(224,000)
Increase in gross margin                    530,000
Decrease in operating expenses              313,000
                                          ---------
Increase in operating income              $ 619,000


Interest Income

     Interest income in the second quarter of 1997 includes $22,000 from the notes receivable, obtained in the sale of the Assembly Division in 1996. Other interest income is on short-term investments.

Interest Expense

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $64,000 in the second quarter of 1997 compared to $55,000 in the second quarter of 1996.

Loss on disposal of fixed assets

     The Company recorded a loss of $8,000 on the disposal of fixed assets in the second quarter of 1997.

Income Taxes

     In the second quarter of 1997 the Company had an effective tax rate of 55.2% due to the effects of state income taxes. In the second quarter of 1996, the Company had an effective tax credit rate of 34.0%.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

Net Sales

     Net sales were $8,795,000 for the six months ended June 30, 1997, a decrease of $3,802,000 or 30% below the first six months of 1996. The decrease in sales was due to several factors including a Company decision to exit the low margin commodity business; shifts by customers to alternate materials and suppliers; and the tapering off of specific customer program business as it enters the later stages in its life cycle. There has also been some lessening of the rate of growth for microwave/wireless communications infrastructure equipment. Net sales to the Company's largest customer increased $778,000 or 66% to $1,966,000; net sales to the Company's next largest customer decreased ($2,355,000) or (57%) to $1,775,000 and net sales to the Company's third largest customer decreased ($875,000) or (49%) to $894,000.

     The Company's three largest customers accounted for 52% of the Company's net sales for the six months ended June 30, 1997 compared to 56% for the six months ended June 30, 1996.

Gross Profit (Loss) and Cost of Goods Sold

     Gross profit increased to $1,499,000 in the first six months of 1997 from ($1,063,000) in the first six months of 1996. The improvement is due to many factors. In 1996, the Company incurred sales adjustments for pricing and returns of ($949,000) and inventory writedowns of ($1,295,000) and ($792,000) relating to manufacturing scrap and rework and inventory obsolescence, respectively. A total of $301,000 of the inventory writedowns related to the Assembly Division that was sold in December 1996. These charges did not reoccur in 1997. Also, the Bensenville facility made good progress in improving productivity and reducing costs during the first six months of 1997. This includes moving to a one shift operation from two while improving on time delivery. The Texas facility has not to date achieved the same magnitude of manufacturing improvements and is hindered by the type of business (small lot sizes) it produces. The Company has made operational changes designed to enhance its quality control and ability to manufacture highly complex products; however, there can be no assurance as to when, or if, these changes will result in improved manufacturing processes. Future production problems could adversely impact the Company's gross margins and profitability, which could also result in decreased liquidity and adversely affect the Company's financial position.

Operating Expenses

     General and administrative expenses were $1,386,000 or 15.8% of net sales for the first six months of 1997 compared to $1,456,000 or 11.6% of net sales for the first six months of 1996. The net decrease was due to a reduction in professional fees partially offset by an increase in payroll expense associated with the hiring of a new president and relocation expenses. On April 15, 1996 the Company engaged a consulting firm to provide consulting services with respect to the Company's operations. The consultants completed their work with the Company in February 1997. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

     Selling and marketing expenses were $593,000 or 6.7% of net sales for the first six months of 1997 compared to $923,000 or 7.3% of net sales for the first six months of 1996. Sales commission expense was 3.1% of net sales for the first six months of 1997 compared to 3.2% of net sales for the first six months of 1996. The dollar spending reductions were partly due to lower commissions earned. The first six months of 1996 included $115,000 of selling expenses relating to the Assembly Division and the Asian based distribution entity (Vortex). These divisions were sold in December 1996. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations.

     Research and development expenses related to the Assembly Division were $203,000 or 1.6% of net sales in the first six months of 1996. The Company sold the Assembly Division in December 1996.


OPERATING INCOME (LOSS)

     Operating loss was ($480,000) for the first six months of 1997 compared to ($3,646,000)for the first six months of 1995, an improvement of $3,166,000.
The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

Decrease in net sales           $  321,000
Increase in gross margin         2,242,000
Decrease in operating expenses     603,000
                                ----------
Decrease in operating loss      $3,166,000


INTEREST INCOME

     Interest income for the six months ended June 30, 1997 includes $37,000 from the notes receivable, obtained in the sale of the Assembly Division in 1996. Other interest income is on short-term investments.

INTEREST EXPENSE

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $127,000 for the first six months of 1997 compared to $113,000 for the first six months of 1996.

GAIN (LOSS) ON DISPOSAL OF ASSETS

     The Company recorded a gain of $34,000 on the disposal of fixed assets for the first six months of 1997 compared to a loss of $150,000 for the first six months of 1996.

INCOME TAXES

     For the first six months of 1997 the Company had an effective tax credit rate of 32.5%. For the first six months of 1996, the Company had an effective tax credit rate of 36.3%. The lower rate in 1997 is due to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided/(used) from operations was $1,453,000 for the first six months of 1997 compared to ($864,000) for the first six months of 1996. The Company collected Income tax refunds of $1,886,000 which offset losses of ($343,000) for the first six months of 1997.

     Capital expenditures were $282,000 in the first six months of 1997, $105,000 to upgrade the network system at the Bensenville facility. Capital expenditures were $4,350,000 in the first six months of 1996, $3.3 million for the new P C Dynamics facility in Texas.

     The Company has a mortgage loan of $2,727,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has a $2,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. The agreement expires May 31, 1998 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at June 30, 1997.

     As of June 30, 1997, the company has $2,727,000 of debt and $2,343,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash and investment balances and its capacity for debt will be sufficient to fund current business operations. The Company's ability to fund its activities is directly dependent upon its sales and its ability to improve its manufacturing processes.

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

     On April 25, 1997, the plaintiffs and the defendants entered into a settlement agreement which resolves all of the claims arising out of this action, except as to claims of class members who opt out of the settlement. This settlement received court approval on July 8, 1997. The settlement provides for a $150,000 payment to the plaintiff class plus administrative fees not to exceed $20,000. The Company's contribution to the settlement would be approximately $85,000.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company's Annual Meeting of Stockholders was held on June 4, 1997.

(b) At the Company's Annual Meeting of Stockholders, the stockholders reelected to the Company's Board of Directors Mr. Joseph Turek. Mr. Turek is a class II Director and will serve a three year term ending upon the election of Class II Directors at the 2000 annual meeting of stockholders. The aggregate number of votes cast for, against or withheld, for the election of Mr. Turek was as follows: 2,689,327 for, 0 against and 116,750 withheld.

     The Board of Directors of the Company is composed of the Class II
     Director named above, one Class III Director (Lavern D. Kramer) whose term expires at the 1998 annual meeting of stockholders, and two Class I Directors (Eric C. Larson and Timothy A. Dugan) whose term expires at the 1999 annual meeting of stockholders.

(c) At the Company's Annual Meeting of Stockholders, the stockholders ratified the appointment of Deloitte & Touche LLP as auditors of the Company for the 1997 calendar year. The aggregate number of votes cast for, against or withheld, for the ratification of Deloitte & Touche LLP as auditors was 2,793,227, 4,325 and 8,525, respectively.

(d) At the Company's Annual Meeting of Stockholders, the stockholders approved an amendment and restatement of the Company's 1992 Stock Option Plan (1) to increase the aggregate number of shares of Common Stock of the Company available for the exercise of options granted under the Plan from 500,000 to 750,000 and (2) to increase the limit on the number of shares as to which options may be granted to any grantee in any calendar year from 75,000 to 215,000. The aggregate number of votes cast for, against or withheld for the amendment and restatement of the 1992 Stock Option Plan was 2,168,867, 215,195 and 422,015, respectively.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27   Financial Data

(b)  The Company did not file a report on Form 8-K during the quarter.

                                  SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         M~WAVE, INC.

Date: August 7, 1997                            /s/    PAUL H. SCHMITT
                                                ---------------------------
                                                       Paul H. Schmitt

                                                  Chief Financial Officer

                                EXHIBIT INDEX
Exhibit
  No                             Description
-------     -------------------------------------------------------


  27        Financial Data