Form 10-Q
period 1997-09-30
M WAVE INC
filed 1997-11-12
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1997           Commission File No.   0-19944
----------------------------------------           -----------------------------

                                M-WAVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




        DELAWARE                                                      36-3809819
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S.  Employer
incorporation or organization)                               identification No.)


216 Evergreen Street, Bensenville, Illinois                            60106
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)



Registrant's telephone number including area code:              (630) 860-9542
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


The registrant has 3,049,806 shares of common stock outstanding at November 6, 1997.

                         PART I - FINANCIAL INFORMATION
                          Item 1: Financial Statements

                                  M-WAVE, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                                  (Unaudited)
                                                                                 DECEMBER 31,                     SEPTEMBER 30,
                                                                                     1996                             1997
                                                                                 ------------                    -------------
                                             ASSETS
CURRENT ASSETS:
    Cash and cash equivalents............................................          $1,216,859                       $2,457,355
    Accounts receivable..................................................           1,725,340                        2,360,067
    Inventories..........................................................           1,349,645                        1,295,852
    Refundable income taxes..............................................           2,426,081                          936,334
    Deferred income taxes................................................             804,088                          476,051
    Prepaid expenses and other...........................................             191,729                           57,323
                                                                                 ------------                    -------------
        Total current assets.............................................           7,713,742                        7,582,982
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements.....................................           6,224,247                        6,239,189
    Machinery and equipment..............................................           9,885,170                       10,202,183
                                                                                 ------------                    -------------
        Total property, plant and equipment..............................          16,109,417                       16,441,372
    Less accumulated depreciation........................................          (3,646,209)                      (4,746,954)
                                                                                 ------------                    -------------
        Property, plant and equipment-net................................          12,463,208                       11,694,418
NOTE RECEIVABLE, net of valuation
      allowance of $250,000..............................................             871,718                          871,718
GOODWILL.................................................................             771,853                          695,516
OTHER ASSETS.............................................................              15,030                            7,428
                                                                                 ------------                    -------------
TOTAL....................................................................         $21,835,551                      $20,852,062
                                                                                 ============                    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable.....................................................          $1,549,997                       $1,184,556
    Accrued expenses.....................................................           1,254,436                        1,029,192
    Current portion of long-term debt....................................             307,606                          307,605
                                                                                 ------------                    -------------
        Total current liabilities........................................           3,112,039                        2,521,353

DEFERRED INCOME TAXES....................................................           1,106,786                        1,106,786
LONG-TERM DEBT...........................................................           2,604,464                        2,345,992
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued...........................................
    Common stock, $.01 par value; authorized, 10,000,000 shares
      3,041,625 shares issued and 3,021,625 shares outstanding
      at December 31, 1996, 3,069,806 shares issued and 3,049,806
      shares outstanding at September 30, 1997...........................              30,416                           30,698
    Additional paid-in capital...........................................           7,492,472                        7,574,688
    Retained earnings ...................................................           7,609,374                        7,392,545
    Treasury stock:  20,000 shares, at cost..............................            (120,000)                        (120,000)
                                                                                 ------------                    -------------
        Total stockholders' equity ......................................          15,012,262                       14,877,931
                                                                                 ------------                    -------------
TOTAL....................................................................         $21,835,551                      $20,852,062
                                                                                 ============                    =============

                See notes to consolidated financial statements.

                                  M-WAVE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                   Three months ended September 30,
                                                 -----------------------------------
                                                     1996                   1997
                                                 ------------          -------------
Net sales.....................................     $6,284,338             $4,579,624
Cost of goods sold............................      5,174,233              3,558,755
                                                 ------------          -------------
  Gross profit ...............................      1,110,105              1,020,869

Operating expenses:
  General and administrative..................        781,494                535,256
  Selling and marketing.......................        394,900                257,788
  Research and development....................        143,422                      0
                                                 ------------          -------------
    Total operating expenses..................      1,319,816                793,044
                                                 ------------          -------------

  Operating income (loss) ....................       (209,711)               227,825

Other income (expense):
  Interest income.............................              0                 52,477
  Interest expense............................        (69,368)               (62,730)
  Gain on disposal of assets..................              0                  5,000
                                                 ------------          -------------
    Total other income (expense)                      (69,368)                (5,253)
                                                 ------------          -------------

    Income (loss) before income  taxes........       (279,079)               222,572

Provision (credit) for income taxes...........        (73,784)                96,300
                                                 ------------          -------------

Net  income (loss)............................      ($205,295)              $126,272

Net income (loss) per share                            ($0.07)                 $0.04
                                                 ============          =============

Weighted average shares                             3,021,625              3,049,806




                See notes to consolidated financial statements.

                                  M-WAVE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        Nine months ended September 30,
                                                     ------------------------------------
                                                         1996                   1997
                                                     ------------           -------------
Net sales....................................         $18,881,864             $13,374,680
Cost of goods sold...........................          18,834,798              10,854,672
                                                     ------------           -------------
  Gross profit...............................              47,066               2,520,008

Operating expenses:
  General and administrative.................           2,237,585               1,921,527
  Selling and marketing......................           1,318,085                 850,894
  Research and development...................             346,615                       0
                                                     ------------           -------------
    Total operating expenses.................           3,902,285               2,772,421
                                                     ------------           -------------

  Operating loss ............................          (3,855,219)               (252,413)

Other income (expense):
  Interest income............................              25,193                 117,537
  Interest expense...........................            (160,187)               (189,623)
  Gain (loss) on disposal of assets..........            (149,751)                 39,089
                                                     ------------           -------------
    Total other income (expense)                         (284,745)                (32,997)
                                                     ------------           -------------

    Loss before income  taxes................          (4,139,964)               (285,410)

Credit for income taxes......................          (1,473,516)                (68,580)
                                                     ------------           -------------

Net  loss....................................         ($2,666,448)              ($216,830)
                                                     ============           =============

Net loss per share                                         ($0.88)                 ($0.07)


Weighted average shares                                 3,021,261               3,042,430



                See notes to consolidated financial statements.

                                  M-WAVE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                     Nine months ended September 30,
                                                                                  --------------------------------------
                                                                                     1996                        1997
                                                                                  -----------               -----------
OPERATING ACTIVITIES:
  Net income (loss)...................................................            ($2,666,448)                ($216,830)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
      Gain on disposal of property, plant and equipment...............                      0                   (39,089)
      Depreciation and amortization...................................              1,135,874                 1,201,963
      Deferred income taxes...........................................               (351,639)                  328,037
    Changes in assets and liabilities:
      Accounts receivable-trade.......................................              1,178,564                  (634,727)
      Inventories.....................................................                801,248                    53,793
      Income taxes....................................................               (703,669)                1,489,747
      Prepaid expenses and other assets...............................                228,040                   142,006
      Accounts payable................................................                367,656                  (365,441)
      Accrued expenses................................................                (17,878)                 (225,244)
                                                                                  -----------               -----------
         Net cash flows from operating activities.....................                (28,252)                1,734,215
                                                                                  -----------               -----------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment...........................             (4,566,409)                 (384,844)
  Proceeds from sale of property, plant and equipment.................                      0                    67,100
  Redemption of marketable securities.................................              1,321,358                         0
                                                                                  -----------               -----------
         Net cash flows from investing activities.....................             (3,245,051)                 (317,744)

FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options..................                  4,062                    32,500
  Common stock issued for cash........................................                      0                    49,998
  Payments on capital leases..........................................                (10,194)
  Payments on long term debt..........................................               (400,000)                 (258,473)
  Mortgage debt incurred..............................................              2,571,345                         0
                                                                                  -----------               -----------
         Net cash flows from financing activities.....................              2,165,213                  (175,975)
                                                                                  -----------               -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................             (1,108,090)                1,240,496

CASH AND CASH EQUIVALENTS - Beginning of period.......................              2,403,747                 1,216,859
                                                                                  -----------               -----------
CASH AND CASH EQUIVALENTS - End of period.............................             $1,295,657                $2,457,355
                                                                                  -----------               -----------


Supplemental Disclosures of Cash Flow Information:

    Cash paid during the period for interest..........................               $160,187                  $189,623


                See notes to consolidated financial statements.

                                  M-WAVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

2.   BUSINESS

     M-Wave, through its wholly-owned subsidiaries, Poly Circuits Inc. and P C Dynamics Corporation (collectively, the "Company"), manufactures Teflon-based printed circuit boards used by makers of wireless and microwave related communication equipment.

3.   RECLASSIFICATIONS

     Certain reclassifications of 1996 amounts have been made to conform to the presentation in the current year.

4.   INVENTORIES

     Substantially all the Company's inventories are in work in process.

5.   DEBT

     The Company has a mortgage loan of $2,651,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has a $2,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. The agreement expires May 31, 1998 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at September
  30, 1997.

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

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO THE
QUARTER ENDED SEPTEMBER 30, 1996

NET SALES

     Net sales were $4,580,000 for the third quarter ended September 30, 1997, a decrease of $1,705,000 or 27% below the third quarter of 1996. A decrease in sales of ($1,338,000) occurred when the Company's third largest customer, as reported in the third quarter of 1996, shifted to an alternate material. The third quarter of 1996 included $230,000 of sales relating to the Assembly Division and the Asian based distribution entity (Vortex). These divisions were sold in December 1996. Net sales to the Company's largest customer, in the third quarter of 1997, increased $868,000 or 187% to $1,333,000; net sales to the Company's next largest customer decreased ($305,000) or (26%) to $875,000 and net sales to the Company's third largest customer decreased ($418,000) or (59%) to $295,000.

     The Company's three largest customers accounted for 55% of the Company's net sales for the third quarter ended September 30, 1997 compared to 51% in the third quarter of 1996.

GROSS PROFIT AND COST OF GOODS SOLD

     Gross profit was $1,021,000 in the third quarter of 1997 compared to $1,110,000 in the third quarter of 1996. The slight decrease in gross profit was the result of a decrease in net sales of 27%, which was almost offset by an increase in gross profit margins of 26%. The Bensenville facility has made significant changes that resulted in an increase of 35% in gross profit margins. The Texas facility has not to date achieved the same magnitude of manufacturing improvements and is hindered by the type of business (small lot sizes) it produces and their gross profits slipped (42%). The third quarter of 1997 included $32,000 favorable adjustments primarily relating to insurance refunds as a result of lower net sales and payroll expenses. The Company also recorded approximately $20,000 of non-recurring expenses primarily relating to severance costs. The Company has made operational changes designed to enhance its quality control and ability to manufacture highly complex products; however, there can be no assurance as to when, or if, these changes will result in improved manufacturing processes. Future production problems would adversely impact the Company's gross margins and profitability, which would also result in decreased liquidity and adversely affect the Company's financial position.

OPERATING EXPENSES

     General and administrative expenses were $535,000 or 11.7% of net sales in the third quarter of 1997 compared to $781,000 or

12.4% of net sales in the third quarter of 1996. The net decrease of ($246,000) was due to a reduction in professional fees partially offset by an increase in payroll expenses associated with the hiring of a new president. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

     Selling and marketing expenses were $258,000 or 5.6% of net sales in the third quarter of 1997 compared to $395,000 or 6.3% of net sales in the third quarter of 1996. The net decrease of ($137,000) was due to a reduction in payroll related expenses partially offset by an increase in Sales Commissions. The third quarter of 1996 included $55,000 of selling expenses relating to the Assembly Division and the Asian based distribution entity (Vortex). Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations.

     Research and development expenses related to the assembly division were $143,000 or 2.3% of net sales in the third quarter of 1996. The Company sold the Assembly Division in December 1996.

OPERATING INCOME (LOSS)

     Operating income was $228,000 or 5.0% in the third quarter of 1997 compared to operating loss of ($210,000) or (3.3%) of net sales in the third quarter of 1996, an increase of $438,000. The increase of $438,000 of operating income from the third quarter of 1996 to the third quarter of 1997 was due to many factors; however, the major factor was strong productivity gains and aggressive cost reductions leading to increased operating margins. The change in operating income can be summarized as follows:


Decrease in net sales                       $  (301,000)
Increase in gross margin                        212,000
Decrease in operating expenses                  527,000
                                            -----------

Increase in operating income                $   438,000


INTEREST INCOME

     Interest income in the third quarter of 1997 includes $22,000 from the notes receivable; obtained in the sale of the Assembly
Division in 1996. Other interest income is on short-term investments.

INTEREST EXPENSE

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $63,000 in the third quarter of 1997 compared to $69,000 in the third quarter of 1996.

GAIN ON DISPOSAL OF FIXED ASSETS

     The Company recorded a gain of $5,000 on the disposal of fixed assets in the third quarter of 1997.

INCOME TAXES

     In the third quarter of 1997 the Company had an effective tax rate of 43.3% due to the effects of state income taxes. In the third quarter of 1996, the Company had an effective tax credit rate of 26.4%.

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES

     Net sales were $13,375,000 for the nine months ended September 30, 1997, a decrease of $5,507,000 or 29% below the first nine months of 1996. A decrease in sales of ($2,212,000) occurred when the Company's third largest customer shifted to an alternate material. The decrease in sales was also due to several other factors including a Company decision to exit the low margin commodity business; shifts by customers to alternate materials and suppliers; and the tapering off of specific customer program business as it enters the later stages in its life cycle. There has also been some lessening of the rate of growth for microwave/wireless communications infrastructure equipment. The first nine months of 1996 included $483,000 of sales relating to the Assembly Division and the Asian based distribution entity (Vortex). These divisions were sold in December 1996. Net sales to the Company's largest customer, for nine months ended September 30, 1997, increased $1,646,000 or 99% to 3,299,000; net sales to the
Company's next largest customer decreased ($2,660,000) or (50%) to $2,650,000 and net sales to the Company's third largest customer decreased ($2,212,000) or (71%) to $896,000.

     The Company's three largest customers accounted for 51% of the Company's net sales for the nine months ended September 30, 1997 compared to 53% for the nine months ended September 30, 1996.

     The Company is taking steps to increase its sales; however, the Company expects its sales to decline in the fourth quarter of 1997.

GROSS PROFIT (LOSS) AND COST OF GOODS SOLD

     Gross profit increased $2,473,000 in the first nine months of 1997 from $47,000 in the first nine months of 1996. The improvement is due to many factors. In 1996, the Company incurred sales adjustments for pricing and returns of ($1,084,000) and inventory writedowns of ($1,910,000) and ($665,000) relating to manufacturing scrap and rework and inventory obsolescence, respectively. A total of $301,000 of the inventory writedowns related to the Assembly Division that was sold in December 1996. These charges did not reoccur in 1997. Also, the Bensenville facility made good progress in improving productivity and reducing costs during the first nine months of 1997. This includes moving to a one shift operation from two while improving on time delivery. The Texas facility has not to date achieved the same magnitude of manufacturing improvements and is hindered by the type of business (small lot sizes) it produces. The Company has made operational changes designed to enhance its quality control and ability to manufacture highly complex products; however, there can be no assurance as to when, or if, these changes will result in improved manufacturing processes. Future production problems could adversely impact the Company's gross margins and profitability, which could also result in decreased liquidity and adversely affect the Company's financial position.

OPERATING EXPENSES

     General and administrative expenses were $1,922,000 or 14.4% of net sales for the first nine months of 1997 compared to $2,238,000 or 11.9% of net sales for the first nine months of 1996. The net decrease was due to a reduction in professional and legal fees partially offset by an increase in payroll expense associated with the hiring of a new president. The first nine months of 1996 included $75,000 of administrative expenses relating to the Assembly Division and the Asian based distribution entity (Vortex). These divisions were sold in December 1996. On April 15, 1996 the Company engaged a consulting firm to provide consulting services with respect to the Company's operations. The consultants completed their work with the Company in February 1997. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

     Selling and marketing expenses were $851,000 or 6.4% of net sales for the first nine months of 1997 compared to $1,318,000 or 7.0% of net sales for the first nine months of 1996. Sales commission expense was 3.3% of net sales for the first nine months of 1997 compared to 3.1% of net sales for the first nine months of 1996. The dollar spending reductions were partly due to lower commissions earned and payroll related expenses. The first nine months of 1996 included $170,000 of selling expenses relating to the Assembly Division and the Asian based distribution entity (Vortex). These divisions were sold in December 1996. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations.

     Research and development expenses related to the Assembly
Division were $347,000 or 1.8% of net sales in the first nine months of 1996. The Company sold the Assembly Division in December 1996.

OPERATING INCOME (LOSS)

     Operating loss was ($252,000) for the first nine months of 1997 compared to ($3,855,000)for the first nine months of 1996, an improvement of $3,603,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:


Decrease in net sales                       $    (14,000)
Increase in gross margin                       2,487,000
Decrease in operating expenses                 1,130,000
                                            ------------

Decrease in operating loss                  $  3,603,000

INTEREST INCOME

     Interest income for the nine months ended September 30, 1997 includes $52,000 from the notes receivable; obtained in the sale of the Assembly Division in 1996. Other interest income is on short-term investments.

INTEREST EXPENSE

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $189,000 for the first nine months of 1997 compared to $160,000 for the first nine months of 1996.

GAIN (LOSS) ON DISPOSAL OF ASSETS

     The Company recorded a gain of $39,000 on the disposal of fixed assets for the first nine months of 1997 compared to a loss of $150,000 for the first nine months of 1996.

INCOME TAXES

     For the first nine months of 1997 the Company had an effective tax credit rate of 24.0%. For the first nine months of 1996, the Company had an effective tax credit rate of 35.6%. The lower rate in 1997 is due to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided/(used) from operations was $1,734,000 for the first nine months of 1997 compared to ($28,000) for the first nine months of 1996. The Company collected Income tax refunds of $1,886,000 which offset losses of ($217,000) for the first nine months of 1997.

     Capital expenditures were $385,000 in the first nine months of 1997, $105,000 to upgrade the network system at the Bensenville facility. Capital expenditures were $4,566,000 in the first nine months of 1996, $3.4 million for the new P C Dynamics facility in Texas.

     The Company has a mortgage loan of $2,651,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has a $2,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. The agreement expires May 31, 1998 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at September 30, 1997.

     As of September 30, 1997, the company has $2,651,000 of mortgage debt and $2,457,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash and investment balances and its capacity for debt will be sufficient to fund current business operations. The Company's ability to fund its activities is directly dependent upon its sales and its ability to continue to improve its manufacturing processes.

INFLATION

    Management believes inflation has not had a material effect on the Company's operation or on its financial position.


FOREIGN CURRENCY TRANSACTIONS

     All of the Company's foreign transactions are negotiated, invoiced and paid in United States dollars.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     As a supplier to microwave related equipment manufacturers, the Company is dependent upon the success of its customers in developing and successfully marketing end-user microwave related systems. The Company is currently working on several development programs for its customers. The development of commercial applications for microwave systems and the timing and size of production schedules for these programs is uncertain and beyond the control of the Company. There can be no assurance that these development programs will have a favorable impact on the Company's operating results. Although management believes some of these products and programs may ultimately develop into successful commercial applications, such developments could result in periodic fluctuations in the Company's operating results. As a result of these considerations, the Company has historically found it difficult to project operating results.

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

     The Company recorded a Notes Receivable of $1.1 million in December 1996 relating to the sale of the Assembly Division. While the Company believes that its realization on the note will equal or exceed the net carrying value of $872,000 at September 30, 1997, it is at least reasonably possible that an increase in the $250,000 valuation allowance will be required in the near term, depending upon the financial stability of the purchaser.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27 Financial Data

(b)  The Company filed report on Form 8-K dated August 15,
     1997 announcing the relationship between M-Wave, Inc. and Deloitte & Touche LLP has ceased.

                              SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 M-WAVE, INC.

Date: November 7, 1997                    /s/    PAUL H. SCHMITT
                                          ----------------------------
                                                 Paul H. Schmitt

                                            Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No                              Description
-------         --------------------------------------------------

  27            Financial Data