Form 10-K405
period 1997-12-31
M WAVE INC
filed 1998-03-30
CIK 883842

                                +UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES ACT OF 1934

                 For the fiscal year ended December 31, 1997
                        Commission file number 0-19944

                                  M~WAVE, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Delaware                                                     36-3809819
       --------                                                     ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

216 Evergreen Street, Bensenville, Illinois                             60106
-------------------------------------------                          --------
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number, including area code             (630) 860-9542
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 9, 1998 was approximately $4,053,000, computed on the basis of the last reported sale price per share ($2.875) of such stock on the NASDAQ National Market.

The Registrant has 3,049,806 common shares outstanding at March 9, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Proxy Statement for the Annual Meeting are incorporated by reference in Part III of this Form.

Index to Exhibits listed on page 41.

PART I


Item 1. Business

The Company

M~Wave, Inc., operates through its wholly-owned subsidiaries Poly Circuits, Inc. and P C Dynamics Corporation (collectively, the "Company"). In December 1997, the Company announced that the P C Dynamics subsidiary does not have a place in the Company's strategic plans and is actively marketing the P C Dynamics subsidiary. The Company manufactures printed circuit boards using Teflon-based laminates to customers' specifications. In addition, the Company produces customer specified bonded assemblies consisting of a printed circuit board bonded in some manner to a metal carrier or pallet. One bonding technique used by the Company is Flexlink (TM), a patented process granted to the Company in 1993.

The Company's printed circuit boards and bonded assemblies are used in wireless communication systems and in other devices and equipment operating in the microwave frequency spectrum of 800 MHz and above. These devices and equipment include cellular telephones, direct broadcast satellite television, global positioning satellite systems, personal communication networks and military "smart" weapons. The Teflon(TM) based boards and assemblies are advantageous for microwave systems because of their extremely low circuit transmission and power losses; coupled with stable, predictable electrical characteristics.

The production of Teflon(TM) based printed circuit boards and bonded assemblies is technologically demanding due to the precise requirements of their end-use applications and the miniaturization of the microwave frequency components. To meet these technological demands, the Company has developed manufacturing processes and designs which reduce the cost and increase the manufacturability and reliability of customer systems. Additionally, the Company emphasizes quality engineering and design support for its customers. The Company is subject to stringent technical evaluation and certification by many of its customers.

The Company markets its products through Company personnel supported by approximately 20 independent sales organizations. The Company's base of approximately 125 customers represents a highly sophisticated group of purchasers.

Segments within the commercial and military markets have experienced growth in recent years due to: (i) increased efficiency of microwave systems; (ii) a commercial market based upon increasing acceptance of microwave frequency products; (iii) a continuing need to upgrade systems based upon microwave technology; and (iv) crowding of the available frequency spectrum below 800 MHz. The Company's strategy is to increase sales of its products to support the growth of its customers in these industry segments.

M~Wave, Inc. was incorporated in Delaware in January 1992 in connection with a 100 for 1 share exchange with the former stockholders of Poly Circuits, Inc. The Company's executive offices are located at 216 Evergreen Street, Bensenville, Illinois, 60106, and its telephone number is (630) 860-9542.

Industry and Market

There are Commercial and Military-related types of customers within the market for microwave related printed circuit boards and bonded assemblies. Within both customer types there has been an "outsourcing" trend whereby end users have gotten out of internal production of printed circuit boards and bonded assemblies and moved to buying these products from "contract manufacturing" board shops.

The market for microwave related printed circuit boards and bonded assemblies is expected to grow as wireless communication systems are expanded and improved, and as additional technologies such as global positioning satellites systems; direct broadcast television; advanced avionics systems and missile electronics are brought to market. Although new growth will occur, pricing pressures will also grow thereby depressing margins for printed circuit board manufacturers.

One of the most widely recognized high frequency wireless communication systems in commercial use is the cellular telephone. Cellular systems operate at the lower end of the microwave spectrum and use Teflon(TM) based printed circuit boards and bonded assemblies in signal amplification base assemblies. As cellular telephones increase their market penetration, additional cellular base stations will be constructed to improve geographic coverage and system capacity. Approximately 49%, 39% and 48% of the Company's revenues in 1997, 1996, and 1995, respectively, were related to the cellular telephone industry.

Customers and Marketing

The Company's customers include microwave system manufacturers with sophisticated technologies. The Company currently services a customer base of approximately 125.

The sale of microwave printed circuit boards is technical in nature. The Company works with customer personnel who are frequently experts in microwave design and theory with added expertise in fabrication and design techniques for printed circuit boards. Typically, microwave system manufacturers provide the Company fabrication details and guidelines. The Company fabricates the products to customer specifications. For military microwave system manufacturers, the Company must meet the demanding military and critical weapon specifications.

The Company has adopted a program of early supplier involvement as part of its sales strategy. The Company has the opportunity to design-in its manufacturing processes as a means of reducing the cost of microwave systems. The emphasis upon a partnership underlies the Company's relationship with its customers.

Approximately 20 independent sales organizations are paid a commission to represent the Company in geographical territories. International sales of the Company's products have accounted for less than 5% of revenues in each of 1997, 1996 and 1995.

In 1997, Motorola, Lucent and Spectrian accounted for 19%, 7% and 26%, respectively, of the Company's revenues. In 1996, Motorola, Lucent and Spectrian accounted for 26%, 8% and 10%, respectively, of the Company's revenues. In 1995, Motorola, Lucent and Spectrian accounted for 27%, 16% and 12%, respectively, of the Company's revenues. The loss of, or a substantial reduction in or change in the mix of orders from, any one or more of the Company's major customers could have a material adverse effect on the Company's results of operations and financial condition. The Company continues to vigorously pursue a strategy of being a major source to its customers, but intends to seek to be one of a few key suppliers rather than the sole supplier.

As of December 31, 1997, the Company had an order backlog of approximately $2,626,000 compared to $4,578,000 at December 31, 1996. Nearly all of the Company's backlog is subject to cancellation or postponement without significant penalty. Accordingly the Company does not believe that this backlog is necessarily indicative of the Company's future results of operations or prospects.

Products and Production

The Company produces microwave related Teflon(TM) based printed circuit boards. The Company also bonds microwave related printed circuit boards to metal carriers or pallets using a variety of bonding techniques including a Company patented process called Flexlink(TM). The use of Teflon(TM) in the manufacturing of printed circuit boards is demanding. This is so because Teflon(TM) is a thermo-plastic which, in a cured state, exhibits a high coefficient of thermal expansion and polymeric molecular cross-linking which makes plating circuitry difficult. Manufacturing microwave-related circuit boards requires tolerances measured in ten thousandths of an inch. Despite these manufacturing complexities, the Company realized a yield of approximately 90% in 1997, compared to 80% in 1996. The increase was related to production efficiencies achieved at the Poly Circuits facility. This rate has helped the Company reduce its manufacturing costs, which is particularly important because Teflon(TM) is substantially more expensive than laminates used in low frequency applications.

Because the Company manufactures a custom, made-to-order product, there is a minimal amount of finished goods inventory. The Company maintains raw material inventory, primarily Teflon based laminate. A typical manufacturing cycle time from engineering to shipment is about two weeks. The Company seeks to balance its labor, materials and backlog to achieve an average of eight weeks lead-time from placement of order to shipment of product. Production can generally be increased rapidly to respond to increases in demand.

The Company maintains in-house capabilities to perform substantially all processes, thereby minimizing the reliance upon outside sources. The Company devotes significant time and attention to quality control and TQA (Total Quality Assurance). The Company operates a SP C (Statistical Process Control) system that is intended to maintain quality at each process stage by reducing the variability of each process. As the Company's business has evolved towards the production of relatively smaller quantities of more complex products, the Company has at times during 1997 and 1996 encountered difficulty in maintaining its past yield standards.

During 1997, 1996 and 1995, one manufacturer accounted for approximately 56%, 46% and 49%, respectively, of the Teflon based laminate supplied to the Company. There are only four U. S. manufacturers of Teflon based laminate. Any disruption or termination of these sources of Teflon based laminate could adversely affect the Company's operations. Moreover, any prolonged disruption or termination of the Company's principal supplier of Teflon based laminate could have a material adverse effect on the Company's business and damage customer relationships. The Company purchases Teflon based laminate pursuant to an ongoing purchase order relationship. The Company believes its relationship with its principal supplier of Teflon based laminate is good.

Product Development

The Company's product development efforts have been a part of its ongoing activities. The Company has developed the Flexlink TM process; the bonding of materials with dissimilar coefficients of thermal expansion, and the fusion bonding of Teflon based laminate for multi-layer circuit fabrication. The Company was granted a patent in 1993 by the United States Patent Office for its Flexlink TM process. The Company developed an enhanced version of Flexlink in 1996.

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

Competition

The market for the Company's products is highly competitive. The Company competes for customers primarily on the basis of quality, reliability and on time delivery of its products and the Company's technical support. The Company faces substantial competition from many companies, including many that have greater financial and other resources, broader product lines, greater customer service capabilities and larger and more established customer bases. Also, some of the smaller "non-Teflon(TM) board shops" are now entering the market for Teflon(TM) boards. Some of these smaller shops are located nearby key customers. This is an advantage they can use.

Alternative methods of manufacturing microwave-related boards exist, including ceramic and thick film technologies. Also, new materials are being introduced that are not Teflon(TM) based and are easier to manufacture. These materials fit within existing manufacturing capabilities of other board shops. Increased competition could cause the Company to lose market share and/or accelerate the decline in the prices of the Company's products. These factors could have a material adverse effect on the Company's results of operations and financial condition.


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

Based on information available to the Company, which in most cases includes an estimate of liability, legal fees and other factors, a reserve for indicated environmental liabilities has been made in the aggregate amount of approximately $13,000. The Company spent approximately $21,000 in 1997 complying with EPA regulations.

Patents

Due to rapidly changing technology, the Company believes its success depends primarily upon the engineering, marketing, manufacturing and support skills of its personnel, rather than upon patent protection. The Company was granted a patent in 1993 by the United States Patent Office for its Flexlink(TM) process.

Employees

On December 31, 1997, the Company employed approximately 100 persons. The Company closely monitors the number of employees in response to its periodic production requirements and believes it is positioned appropriately to change the number of employees as changes in production warrant. In February and March 1997, the Company significantly reduced the number of employees in response to lower than anticipated shipments.

None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its labor relations to be very good.

Executive Officers of the Registrant


The following is a list of Company's executive officers:

       Name                               Age             Position
       ----                               ---             --------
       Joseph A. Turek                    40          Chairman and
                                                      Chief Executive Officer

       Michael Bayles                     46          President and
                                                      Chief Operating Officer

       Paul H. Schmitt                    51          Secretary and Treasurer


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

Item 2. Properties

Facilities

The following table lists the manufacturing, administrative, marketing facilities of the Company:

                                                                Lease
     Location                Function        Square Feet   Expiration Date
     --------                --------        -----------   ---------------

Bensenville, Illinois      Manufacturing        14,000      Not Applicable
                                                                  (owned)

Bensenville, Illinois      Administrative       13,000      June 30, 2000
                                                            (Subject to option
                                                            to renew for five
                                                                  years)


Frisco, Texas              Administrative;      44,000      Owned
                           Marketing; and
                           Manufacturing

The Company began manufacturing at the Company's new 44,000 square foot building in Frisco, Texas during the fourth quarter of 1996. This facility is subject to a mortgage securing the Company's obligation to repay notes totaling $2,576,000 at December 31, 1997. In December 1997, the Company announced that the P C Dynamics facility located in Frisco, Texas does not have a place in the Company" Strategic Plans. As such, the Company is actively marketing P C Dynamics for sale.

Item 3. Legal Proceedings


None

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II



Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Registrant's common stock is traded on the NASDAQ National Market (trading symbol MWAV). The following table sets forth, for the calendar periods indicated, the range of the high and low last reported sales prices of the common stock from January 1, 1996 through December 31, 1997 as reported by the NASDAQ. The Company announced that it has been notified by the Nasdaq Stock Market, Inc., that, based on the trading price of M~Wave's common stock for the previous 30 consecutive trading dates, the common stock is not in compliance with the new public float requirement for continued listing on the NASDAQ National Market. Unless M~Wave's common stock trades at a price which causes M~Wave to satisfy the minimum requirement for at least 10-consecutive days on or prior to May 28, 1998, Nasdaq will issue a delisting letter to the Company.


                                              Year Ended December 31
                                --------------------------------------------
                                         1997                   1996
                                --------------------    --------------------


                                 Low         High          Low         High

        First Quarter           $ 2-1/8     $ 4-5/8     $  5-3/4     $  8-3/4

        Second Quarter            2          3-1/2         4-1/4       6-3/4

        Third Quarter             2-7/16    3-15/16        2-1/2         5

        Fourth Quarter            3          6-3/8         1-3/4       4-1/4


As of December 31, 1997, there were approximately 1,500 shareholders of record owning the common stock of the Company.

The Registrant did not pay any dividends on its common stock in 1997 and intends not to pay dividends in the foreseeable future in order to reinvest its future earnings in the business.

Item 6.  Selected Financial Data


The following table sets forth selected consolidated financial information with respect to the Company for each of the five years in the period ended December 31, 1997.


                                                                     Year Ended December 31
                                         --------------------------------------------------------------------------
                                         1997             1996            1995             1994            1993
                                         ----             ----            ----             ----            ----

Statement of Operations Data:
 Net sales                           $ 16,697,311     $ 22,643,968     $ 29,512,380    $ 28,009,390    $ 19,605,899
 Gross profit (loss)                    2,703,768         (701,051)       6,971,272       9,623,653       7,535,670
 Operating income (loss)               (4,360,400)      (6,219,548)       2,222,939       5,624,471       5,731,411
 Income (loss) before income taxes     (4,523,648)      (6,820,869)       1,868,426       6,201,013       5,786,285
 Net income (loss)                     (3,163,652)      (4,357,393)       1,262,955       3,745,935       3,534,426
 Weighted average shares                3,044,289        3,021,041        2,992,985       2,905,054       2,949,860
 Basic earnings (loss) per share            (1.04)           (1.44)            0.42            1.29            1.20
 Diluted shares                         3,044,289        3,021,041        3,072,920       3,006,599       3,039,045
 Diluted earnings (loss) per share          (1.04)           (1.44)            0.41            1.25            1.16

Balance Sheet Data:
 Working capital                     $  5,679,330     $  4,601,703     $  9,110,742    $ 11,046,010    $  8,799,481
 Total assets                          16,692,337       21,835,551       23,407,823      23,258,012      15,255,251
 Long-term debt                         2,268,028        2,604,464           11,239         423,732               0
 Stockholders' equity                  11,931,109       15,012,262       19,365,593      17,643,119      12,340,953

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Listed below are the related expenses for 1997, 1996 and 1995 as a percent of sales.

                                         1997       1996       1995
                                         ----       ----       ----

Net sales                               100.0%     100.0%     100.0%
Cost of goods sold                       83.8      103.1       76.4
                                        -----      -----      -----
  Gross profit (loss)                    16.2       (3.1)      23.6
                                        -----      -----      -----

Operating expenses:
  General and administrative             13.8       14.3        7.9
  Selling and marketing                   6.1        7.4        6.8
  Research and development                0.0        1.6        1.4
  Impairment of building and equipment   15.6        0.0        0.0
  Goodwill impairment charge              4.0        0.0        0.0
  Writeoff of note receivable             2.8        1.1        0.0
                                        -----      -----      -----
  Total operating expenses               42.3       24.4       16.1

Operating income (loss)                 (26.1)     (27.5)       7.5

Interest income (expense) - net          (0.4)      (0.9)       0.7
Litigation settlement                       0          0       (1.9)
Loss on disposal of equipment            (0.6)      (1.8)         0
                                        -----      -----      -----
  Total other income (expense)           (1.0)      (2.7)      (1.2)
                                        -----      -----      -----

Income (loss) before income taxes       (27.1)     (30.2)       6.3

Provision (credit) for income taxes      (8.2)     (10.9)       2.0
                                        -----      -----      -----

Net income (loss)                       (18.9)%    (19.3)%      4.3%
                                        =====      =====      =====


COMPARISON OF 1997 AND 1996

Net Sales

Net sales for 1997 decreased 26% to $16.7 million from $22.6 million in 1996. The decrease in sales was due to several factors including a Company decision to exit low margin commodity business; shifts by customers to alternate materials and suppliers; and the tapering off of specific customer program business as it enters the later stages in its life cycle. 1996 net sales also included $741,000 of sales relating to the Assembly Division and the Asian based distribution entity (Vortex). These divisions were sold in December 1996. Net sales to Motorola decreased by $2,776,000 or 47% to $3,120,000. The products produced for Motorola are maturing and their requirements have been reduced. Net sales to Lucent decreased by $708,000 or 40% to $1,080,000. The products produced for Lucent are maturing and their requirements have been reduced. Net sales to LK Products decreased by $2,233,000 or 71% to $926,000. LK Products has shifted their product to an alternative material.

The foregoing decreases in net sales were partially offset by an increase in net sales to Spectrian, the Company's largest customer, of $2,158,000 or 97% to $4,375,000.

The Company's three largest customers accounted for 52% of the Company's net sales in 1997 compared to 45% in 1996.

The Company is taking steps to increase its sales by visiting key customers to inform them of the positive changes at the Company; however, the Company expects its sales to decline in the first quarter of 1998.

Gross Profit and Cost of Goods Sold

Gross profit increased $3.4 million in 1997 from a negative $0.7 million in 1996 to $2.7 million in 1997. Gross margin increased to approximately 16% in 1997 from approximately negative 3% in 1996. The improvement is due to many factors. In 1996, the Company incurred sales adjustments for pricing and returns of $1,201,000 and inventory writedowns of $2,719,000 and $747,000 relating to manufacturing scrap and rework and inventory obsolescence, respectively. A total of $301,000 of the inventory writedowns related to the Assembly Division that was sold in December 1996. These charges did not reoccur in 1997. Also, the Bensenville facility made good progress in improving productivity and reducing costs in 1997.This includes moving to one shift from two while improving on time delivery. The Texas facility has not achieved the same magnitude of manufacturing improvements and is hindered by the type of business (small lot sizes) it produces. The Company has made operational changes designed to enhance its quality control and ability to manufacture highly complex products; however, there can be no assurance as to when, or if, these changes will result in improved manufacturing processes. Future production problems would continue to adversely impact the Company's gross margins and profitability, which would also result in decreased liquidity and adversely affect the Company's financial position.

The adjusted gross profit was $3,966,000 or 17.5% in 1996 compared to $2,704,000 or 16.2% in 1997. The adjusted gross profit for 1996 is calculated by adding back the sales adjustments and inventory write-downs of $4,667,000 to the reported gross loss. The adjusted gross profit declined due to a decrease in sales and manufacturing inefficiencies related to the P C Dynamics facility.

Teflon based laminate is the largest single component of the Company's cost of goods sold, representing 15.4% and 27.5% of net sales during 1997 and 1996, respectively. The Company did not experience significant changes in the cost of Teflon based laminate during 1997 and 1996. During 1997 and 1996, one manufacturer accounted for approximately 56% and 46%, respectively, of the Teflon based laminate supplied to the Company.

Operating Expenses

General and administrative expenses were $2,297,000 or 13.8% of net sales in 1997, compared to $3,233,000 or 14.3% of net sales in 1996. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. The net decrease was due to a reduction in professional and legal fees of $748,000 and the final settlement of the Comptek litigation of $170,000. 1996 expenses also included $93,000 of administrative expenses relating to the Assembly Division and the Asian based distribution entity (Vortex). On April 15, 1996, the Company engaged a consulting firm to provide consulting services with respect to the Company's operations, which services resulted in additional expenses of $696,000. The consultants completed their work with the Company in February 1997.

Selling and marketing expenses were $1,021,000 or 6.1% of net sales in 1997, compared to $1,678,000 or 7.4% of net sales in 1996. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products and the commissions paid to independent sales organizations. The decrease in selling and marketing expenses was primarily attributable to a reduction in staff and reduced commissions paid as a result of a decease in sales.

1996 expenses also included $223,000 of selling and marketing expenses relating to the Assembly Division and the Asian based distribution entity (Vortex).

Research and development expenses related to the Assembly Division were $357,000 or 1.6% of net sales for 1996. The Company sold the Assembly Division in December 1996.

During the fourth quarter of 1997, the Company decided to reposition the P C Dynamics subsidiary located in Frisco, Texas. Management decided the P C Dynamics subsidiary did not have a future place in the Company's strategic plans. As such, management is actively marketing P C Dynamics for sale. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a goodwill impairment charge of $670,000. The Company also recorded a $2,604,448 impairment of building and equipment for the write down the P C Dynamics building and equipment to an estimate of market value. The building and equipment are recorded in the December 31, 1997 balance sheet as building and equipment to be disposed of at market value less an estimate of selling costs. The market value was determined based on appraisals.

For the year ended December 31, 1997, 1996 and 1995 P C Dynamics' financial results included $4,192,303, $4,786,726 and $4,172,403 of net sales and operating losses of $4,422,128, $1,377,584 and $353,474, respectively. Until the P C Dynamics business is sold, the Company estimates incurring monthly pre-tax losses in the range of $75,000 to $100,000 per month. If the decision was made to cease P C Dynamic's business, the Company estimates incurring approximately $200,000 in severance and shutdown costs. If P C Dynamics' business were to cease, the Company estimates incurring expenses of approximately $84,000 each month for real estate taxes, utilities and security until the building and equipment can be disposed of.

In May 1995, the Company established a division which performed contract assembly work for the Company's customers. Effective December 13, 1996, the Company sold substantially all of the assets, subject to certain liabilities, of this division to Marquis Microwave Products for a promissory note of $1,122,000, which approximated the net book value of the assets sold to Marquis Microwave Products. In 1996, the Company recorded a valuation allowance of $250,000 on the note.

Effective December 19, 1997, the Company consented to the transfer of assets of Marquis Microwave Products to TRL Technologies, Inc. provided Marquis Microwave Products pay the Company $400,000. As further consideration, the Company entered into a Royalty agreement that entitles the Company to receive royalties of 3% of net sales of products developed by Marquis Microwave Products, subject to a maximum of $700,000. The Company also agreed that the Promissory Note and the prior royalty agreements dated December 13, 1996 issued by Marquis Microwave Products are null and void. In connection with this transaction the Company recorded a write-off of Note Receivable of $472,000.

The Company had sustained operating losses on the Assembly Division of $1.1 million in 1996 and $400,000 in 1995 on revenues of $463,000 and $91,000, respectively.

Operating loss

Operating income was negative $4.4 million or negative 26.1% of net sales in 1997, compared to a negative $6.2 million or negative 27.5% of net sales in 1996. The change in operating income can be summarized as follows:

Decrease in net sales                      $184,000
Increase in gross margin                  3,221,000
Impairment of building and equipment     (2,604,000)
Goodwill impairment charge                 (670,000)

Write off of note receivable                (222,000)
Decrease in operating expenses             1,950,000
                                          ----------
Decrease in operating loss                $1,859,000
                                          ==========

Interest Income

Interest income from short-term investments was $180,000 in 1997 compared to $39,000 in 1996.

Interest Expense

Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $250,000 in 1997 compared to $224,000 in 1996.

Loss on disposal of fixed assets

The Company recorded a loss of $93,000 in 1997 and $417,000 in 1996 relating to the disposal of fixed assets which are no longer usable in the Company's business.

Income Taxes

The Company had an effective tax credit rate of 30.1% in 1997,and an effective tax credit rate of 36.1% in 1996.

Earnings per share

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128
- "Earnings per Share" ("SFAS 128"). As required by SFAS 128, all current and prior year earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.

COMPARISON OF 1996 AND 1995

Net Sales

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

The Company's three largest customers accounted for 50% of the Company's net sales in 1996 compared to 55% in 1995.

Gross Profit and Cost of Goods Sold

Gross profit decreased $7.7 million in 1996 from $7.0 million in 1995 to negative $0.7 million in 1996. Gross margin decreased to approximately negative 3% in 1996 from approximately 24% in 1995. This reduction is attributable to reduced shipments to certain of the Company's largest customers, a shift in product mix, and production problems. The decrease in gross profit includes sales adjustments for pricing and returns of $1,201,000 and inventory writedowns of $2,719,000 and $747,000 relating to manufacturing scrap and rework and inventory obsolescence, respectively.

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

Teflon based laminate is the largest single component of the Company's cost of goods sold, representing 27.5% and 18.6% of net sales during 1996 and 1995, respectively. The Company did not experience significant changes in the cost of Teflon based laminate during 1996 and 1995. During 1996 and 1995, one manufacturer accounted for approximately 46% and 49% , respectively, of the Teflon based laminate supplied to the Company.

Operating Expenses

General and administrative expenses were $3,233,000 or 14.3% of net sales in 1996, compared to $2,327,000 or 7.9% of net sales in 1995. On April 15, 1996, the Company engaged a consulting firm to provide consulting services with respect to the Company's operations, which services resulted in additional expenses of $609,000. The consultants completed their work with the Company in February 1997. General and administrative expenses for 1996 also include a valuation provision of $250,000 against a promissory note of $1.1 million received by the Company in December 1996 in connection with the sale of its Assembly Division. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

Selling and marketing expenses were $1,678,000 or 7.4% of net sales in 1996, compared to $2,009,000 or 6.8% of net sales in 1995. The decrease in selling and marketing expenses was primarily attributable to reduced commissions paid as a result of a decrease in sales. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products and the commissions paid to independent sales organizations.

Research and development expenses were $357,000 or 1.6% of net sales in 1996, compared to $412,000 or 1.4% of net sales in 1995. Research and development expenses were related to the Assembly Division, which was sold in December 1996.

Operating Income

Operating income was negative $6.2 million or negative 27.5% of net sales in 1996, a decrease of $8.4 million from 1995. The change in operating income can be summarized as follows:

Decrease in net sales                   ($1,622,000)
Decrease in gross margin                 (6,033,000)
Write off of note receivable               (250,000)
Increase in operating expenses             (538,000)
                                        ------------
Decrease in operating income            ($8,443,000)
                                        ===========

Interest Income

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

Income Taxes

The Company had an effective tax credit rate of 36.1% in 1996,and an effective tax provision rate of 32.4% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided/(used) by operations was $2,645,000, ($181,000) and ($740,000) in 1997, 1996 and 1995, respectively. The Company reduced its Accounts Payable in 1997 by $711,000, which was partially offset by a reduction of inventories in 1997 of $455,000. Cash generated and cash on hand has been primarily used for the purchase of property, plant and equipment. Purchases of property, plant and equipment were $544,000, $4,723,000, and $4,528,000 in 1997, 1996 and 1995,
respectively. The capital expenditures for 1996 include $3.6 million for the new P C Dynamics facility in Texas. The expenditures were partially financed through mortgage borrowings of $2.9 million. Except for expenditures required to improve the manufacturing processes, the Company presently has no plans for additional capital expenditures.

In January and March 1996, the Company obtained construction loans from American National Bank and Trust Company of Chicago to finance the rebuilding of the P C Dynamics facility in Frisco, Texas. The loans are payable in monthly installments of principal and interest which began in October 1996 and end with a balloon payment of $1,440,000 in October 2001.

The Company has a line of credit from American National Bank and Trust Company of Chicago which provides for a maximum borrowings of $2,000,000 based on 80% of eligible account receivables through May 1998 at an interest rate of prime plus 0.5%. At December 31, 1997, no amounts were outstanding on this line.

As of December 31, 1997, the Company has $2,576,000 of debt and $3.5 million of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash balance and its capacity for debt will be sufficient to fund current business operations.

The sale of the P C Dynamics subsidiary will have no material effect on liquidity and capital resources because the value of the assets are reflected at net realizable value.

Inflation

Management believes inflation has not had a material effect on the Company's operation or on its financial position.

New Accounting Pronouncements

Statement of Financial Standard 125 and 127 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This new Statement will have no material effect on the Company.

Statement of Financial Standard 129 - Disclosures of Information about Capital Structure. This new Statement should have no material effect on the Company.

Statement of Financial Standard 130 - Reporting Comprehensive income. This new Statement should have no material effect on the Company.

Statement of Financial Standard 131 - Disclosure about Segments of an Enterprise and Related Information. This new Statement will be adopted in December 1998.

Year 2000 Compliance

The company is presently updating its operating software at a cost of approximately $75,000 to be in compliance with year 2000 requirements.

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

The Company's future success is highly dependent upon its ability to manufacture products that incorporate new technology and are priced competitively. The market for the Company's products is characterized by rapid technology advances and industry-wide competition. This competitive environment has resulted in downward pressure on gross margins. In addition, the Company's business has evolved towards the production of relatively smaller quantities of more complex products, the Company expects that it will at times encounter difficulty in maintaining its past yield standards. There can be no assurance that the Company will be able to develop technologically advanced products or that future-pricing actions by the Company and its competitors will not have a material adverse effect on the Company's results of operations.

Item 7A.  Quantitative and Qualitative Disclosures  about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Consolidated financial statements and the related notes for each of the three years in the period ended December 31, 1997 are filed in response to this Item pursuant to Item 14.

The supplementary data regarding quarterly results of operations, set forth under the caption "Selected Quarterly Financial Data (Unaudited)" following the aforementioned consolidated financial statements, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company filed a report on Form 8K dated August 11, 1997 announcing the Company had engaged Grant Thornton LLP as the Company's accountants replacing Deloitte & Touche LLP

PART III


Item 10.  Directors and Executive Officers of the Registrant

Information required by this Item with respect to Executive Officers of the Company is set forth in Part I, Item 4 and is incorporated herein by this reference. Information required by this Item with respect to members of the Board of Directors of the Company will be contained in the Proxy Statement for the Annual Meeting of Stockholders (the "1998 Proxy Statement"), and is incorporated herein by this reference.

Item 11.  Executive Compensation

Information required by this Item will be contained in the 1998 Proxy Statement and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this Item will be contained in the 1998 Proxy Statement and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

Information required by this Item will be contained in the 1998 Proxy Statement and is incorporated herein by this reference.

PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1. Financial Statements
                                                                     PAGE IN THE
                                                                      FORM 10-K
                                                                      ---------

         Independent Auditors' Report                                     23

         Independent Auditors' Report                                     24

         Consolidated Balance Sheets
           December 31, 1997 and 1996                                     25


         Consolidated Statements of Operations
           Years Ended December 31, 1997, 1996 and 1995                   26

         Consolidated Statements of Stockholders' Equity
           Years Ended December 31, 1997, 1996 and 1995                   27

         Consolidated Statements of Cash Flows
           Years Ended December 31, 1997, 1996 and 1995                28-29

         Notes to Consolidated Financial Statements                    30-37

         Selected Quarterly Financial Data (Unaudited)                    38

         Subsidiaries                                                     41

(a)   2. Financial Statement Schedules
           None

(a)   3. Exhibits

         The exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

(b) The Company filed a report on Form 8-K dated December 22, 1997 announcing fourth quarter 1997 charges for restructuring and asset writedowns.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS








   Board of Directors
   M~Wave, Inc.



   We have audited the accompanying consolidated balance sheets of M~Wave, Inc. and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the management of M~Wave, Inc. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of M-Wave, Inc. and subsidiaries for the years ended December 31, 1996 and December 31, 1995 were audited by other auditors whose report dated February 17, 1997 expressed an unqualified opinion on those statements.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M~Wave, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

   We also audited the adjustments that were applied to restate the 1996 and 1995 earnings per share information to give retroactive effect to the adoption of Statement of Financial Accounting Standards No. 128, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied.



   GRANT THORNTON LLP


   Chicago, Illinois
   January 30, 1998

   INDEPENDENT AUDITORS' REPORT


   To the Board of Directors and Stockholders
   M~Wave, Inc.
   Bensenville, Illinois


   We have audited the accompanying consolidated balance sheet of M~Wave, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of M~Wave, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.




   Deloitte & Touche LLP


   Chicago, Illinois
   February 17, 1997

M~WAVE, Inc. and Subsidiaries


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
-----------------------------------------------------------------------------------------
                                                                 1997             1996
                                                                 ----             ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $  3,534,315     $  1,216,859
  Accounts receivable, net of allowance
    for doubtful accounts:
    1997 - $10,023; 1996 - $50,000                             1,734,959        1,725,340
  Inventories                                                    894,665        1,349,645
  Refundable income taxes                                      1,289,027        2,426,081
  Deferred income taxes                                          371,026          804,088
  Prepaid expenses and other                                      30,591          191,729
                                                            ------------     ------------
   Total current assets                                        7,854,583        7,713,742
PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements                             2,360,152        6,224,247
  Machinery and equipment                                      7,249,005        9,885,170
  Less accumulated depreciation                               (4,014,265)      (3,646,209)
                                                            ------------     ------------
   Property, plant and equipment - net                         5,594,892       12,463,208
NOTE RECEIVABLE, net of valuation
  allowance of $250,000 in 1996                                        0          871,718
ASSETS TO BE DISPOSED OF, NET                                  3,235,000                0
GOODWILL                                                               0          771,853
OTHER ASSETS                                                       7,862           15,030
                                                            ------------     ------------
TOTAL                                                       $ 16,692,337     $ 21,835,551
                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                          $    838,610     $  1,549,997
  Accrued expenses                                             1,029,038        1,254,436
  Current portion of long-term debt                              307,605          307,606
                                                            ------------     ------------
   Total current liabilities                                   2,175,253        3,112,039

DEFERRED INCOME TAXES                                            317,947        1,106,786
LONG-TERM DEBT                                                 2,268,028        2,604,464
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 1,000,000
   shares; no shares issued                                            0                0
  Common stock, $.01 par value; authorized, 10,000,000
   shares;  3,041,625 shares issued and 3,021,625
   shares outstanding at December 31, 1996, 3,069,806
   shares issued and 3,049,806 shares outstanding at
   December 31, 1997                                              30,698           30,416
  Additional paid-in capital                                   7,574,688        7,492,472
  Retained earnings                                            4,445,723        7,609,374
  Treasury stock, 20,000 shares at cost                         (120,000)        (120,000)
                                                            ------------     ------------
     Total stockholders' equity                               11,931,109       15,012,262
                                                            ------------     ------------
TOTAL                                                       $ 16,692,337     $ 21,835,551
                                                            ============     ============


See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
----------------------------------------------------------------------------------------
                                              1997             1996            1995
                                              ----             ----            ----

NET SALES                                 $ 16,697,311     $ 22,643,968     $ 29,512,380
COST OF GOODS SOLD                          13,993,543       23,345,019       22,541,108
                                          ------------     ------------     ------------
  Gross profit (loss)                        2,703,768         (701,051)       6,971,272

OPERATING EXPENSES:
  General and administrative                 2,297,309        3,233,423        2,326,806
  Selling and marketing                      1,020,623        1,678,078        2,009,058
  Research and development                           0          356,996          412,469
  Impairment of building and equipment       2,604,448                0                0
  Goodwill impairment charge                   670,070                0                0
  Writeoff of note receivable                  471,718          250,000                0
                                          ------------     ------------     ------------
   Total operating expenses                  7,064,168        5,518,497        4,748,333
                                          ------------     ------------     ------------

  Operating income (loss)                   (4,360,400)      (6,219,548)       2,222,939

OTHER INCOME (EXPENSE):
  Interest income                              179,828           39,459          294,010
  Interest expense                            (250,232)        (224,110)         (87,570)
  Litigation settlement                              0                0         (560,953)
  Loss on disposal of equipment                (92,844)        (416,670)
                                          ------------     ------------     ------------
   Total other income (expense), net          (163,248)        (601,321)        (354,513)
                                          ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES           (4,523,648)      (6,820,869)       1,868,426

  Income tax expense (benefit)              (1,359,996)      (2,463,476)         605,471
                                          ------------     ------------     ------------

NET INCOME (LOSS)                         $ (3,163,652)    $ (4,357,393)    $  1,262,955
                                          ============     ============     ============

 Weighted average shares outstanding         3,044,289        3,021,041        2,992,985
                                          ============     ============     ============

BASIC EARNINGS (LOSS) PER SHARE           $      (1.04)    $      (1.44)    $       0.42
                                          ============     ============     ============

Diluted shares outstanding                   3,044,289        3,021,041        3,072,920
                                          ============     ============     ============

DILUTED EARNINGS (LOSS) PER SHARE         $      (1.04)    $      (1.44)    $       0.41
                                          ============     ============     ============




See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                       ADDITIONAL                                          TOTAL
                                         COMMON          PAID-IN       RETAINED         TREASURY       STOCKHOLDERS'
                                          STOCK          CAPITAL       EARNINGS           STOCK           EQUITY
                                      ------------    ------------    ------------     ------------     ------------
BALANCE
  JANUARY 1, 1995                     $     30,094    $  7,149,213    $ 10,703,812     $   (240,000)    $ 17,643,119


  Common stock issued:
   Stock options (31,000 shares)               310         339,209               0                0          339,519

  Reissuance of treasury
     stock (20,000 shares)                       0               0               0          120,000          120,000

  Net income                                     0               0       1,262,955                0        1,262,955
                                      ------------    ------------    ------------     ------------     ------------
BALANCE
  DECEMBER 31,1995                          30,404       7,488,422      11,966,767         (120,000)      19,365,593

  Common stock issued:
     Stock options (1,200 shares)               12           4,050               0                0            4,062

  Net loss                                       0               0      (4,357,393)               0       (4,357,393)
                                      ------------    ------------    ------------     ------------     ------------

BALANCE
  DECEMBER 31,1996                          30,416       7,492,472       7,609,374         (120,000)      15,012,262

  Common stock issued:
     Stock options (10,000 shares)             100          32,400               0                0           32,500
      Sale of 18,200 shares of
      Common Stock                             182          49,816                                            49,998

  Net loss                                       0               0      (3,163,651)               0       (3,163,651)
                                      ------------    ------------    ------------     ------------     ------------

BALANCE
  DECEMBER 31,1997                    $     30,698    $  7,574,688    $  4,445,723     $   (120,000)    $ 11,931,109
                                      ============    ============    ============     ============     ============


See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                         1997            1996           1995
                                                         ----            ----           ----
Cash flows from:
OPERATING ACTIVITIES:
  Net income (loss)                                  $(3,163,652)    $(4,357,393)    $ 1,262,955
  Adjustments to reconcile net income to
   net cash flows from operating activities:
   Provision for doubtful accounts                             0          40,000               0
   Valuation provision on note receivable                471,718         250,000               0
   Loss on disposal  of equipment                         92,844         416,670               0
   Depreciation and amortization                       1,511,640       1,339,591         987,542
   Impairment of buildings and equipment               2,604,448               0               0
   Goodwill impairment charge                            670,070               0               0
   Deferred income taxes                                (355,777)       (265,750)         48,993
   Treasury stock issued in litigation settlement              0               0         120,000
   Changes in assets and liabilities:
     Accounts receivable                                  (9,619)      1,913,215        (510,457)
     Inventories                                         454,980       2,029,938      (1,086,770)
     Income taxes                                      1,137,054      (1,786,969)       (521,156)
     Prepaid expenses and other assets                   168,307         133,753         (88,722)
     Accounts payable                                   (711,387)         15,166        (541,160)
     Accrued expenses                                   (225,398)         90,744        (410,828)
                                                     -----------     -----------     -----------
        Net cash flows from operating activities       2,645,228        (181,045)       (739,603)
                                                     -----------     -----------     -----------

Cash flows from:
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment             (543,934)     (4,722,756)     (4,528,061)
  Purchase of marketable securities                            0               0      (1,321,358)
  Redemption of marketable securities                          0       1,321,358               0
  Proceeds on sale of fixed assets                        70,100               0               0
  Insurance proceeds received, net of fire
   related payments                                            0               0       1,756,328
  Collection of notes receivable                         400,000               0         451,533
  Cash paid in conjunction with sale of
    assembly division                                          0        (100,000)              0
                                                     -----------     -----------     -----------
        Net cash flows from investing activities         (73,834)     (3,501,398)     (3,641,558)
                                                     -----------     -----------     -----------

FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options         32,500           4,062         339,519
  Common stock issued for cash                               49,998               0               0
  Proceeds from long-term debt                                    0       2,954,000               0
  Repayment of long-term debt                              (336,436)       (462,507)       (423,434)
                                                        -----------     -----------     -----------


       Net cash flows from financing activities            (253,938)      2,495,555         (83,915)
                                                        -----------     -----------     -----------


NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                              2,317,456      (1,186,888)     (4,465,076)


CASH AND CASH EQUIVALENTS:
  Beginning of year                                       1,216,859       2,403,747       6,868,823
                                                        -----------     -----------     -----------
  End of year                                           $ 3,534,315     $ 1,216,859     $ 2,403,747
                                                        ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
                                                             1997           1996            1995
                                                        -----------     -----------     -----------
  Cash paid during the year for:
   Income taxes                                         $         0     $         0     $ 1,079,500
   Interest                                                 250,232         224,110          64,000

  Income tax refunds received                             2,141,268               0               0




  See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.  ORGANIZATION AND OPERATIONS

    M~Wave, Inc. ("M~Wave"), a Delaware corporation, was formed on January 31, 1992. On January 31, 1992, Poly Circuits, Inc. ("Poly Circuits") became a wholly-owned subsidiary of M~Wave through an exchange in which the former stockholders of Poly Circuits received 100 shares of M~Wave common stock for each outstanding share of Poly Circuits.

    M~Wave, through its wholly-owned subsidiaries, Poly Circuits, Inc. and P C Dynamics Corporation (collectively, the "Company"), manufactures microwave frequency components and high frequency circuit boards on Teflon-based laminates for commercial and military wireless communication applications.

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

    Principles of Consolidation - The consolidated financial statements include the accounts of M~Wave and its wholly-owned subsidiaries. Significant intercompany transactions and account balances have been eliminated.

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

    Property, Plant and Equipment - Property, plant and equipment are recorded at cost. The Company calculates depreciation using the straight-line method at annual rates as follows:

          Building and improvements              3% to 20%
          Machinery and equipment               10% to 20%

    Goodwill - Goodwill arising from the acquisition of P C Dynamics Corporation was being amortized on a straight-line basis over 10 years. In 1997, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company wrote down the goodwill in the fourth quarter of 1997 after assessing its recoverability, as well as the book value of the building and equipment of the P C Dynamics facility. The goodwill and building and equipment of the P C Dynamics were determined to be impaired based upon P C Dynamics' estimated net realizable value.

    Assets to be Disposed of, Net - The Company has recorded the building and equipment of the P C Dynamics facility as Assets to be Disposed of, Net and valued these items at market less an estimate of selling costs.

    Fair Value of Financial Instruments - The fair value of financial instruments are not materially different from their carrying values.

    Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis at enacted tax rates when such amounts are supposed to be realized or settled.

    Net Earnings (Loss) Per Share - In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128"). As required by SFAS 128, all current and prior year earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.

    The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive based on cumulative year-to-date losses. There is no difference in the Company's calculation of basic and fully diluted earnings per share for 1997 and 1996. For the year ended December 31, 1995, 79,935 shares of common stock equivalents were included in the computation of diluted earnings per share. Options to purchase 155,000 shares of common stock with a weighted average exercise price of $14.69 were outstanding at December 31, 1995, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of common shares.

    Reclassifications - Certain reclassifications of 1996 and 1995 amounts have been made to conform to the presentation in the current year.

3.  SALE OF ASSEMBLY DIVISION

    In May 1995, The Company established a division which performed contract assembly work for the Company's customers. Effective December 13, 1996, the Company sold substantially all of the assets, subject to certain liabilities, of this division for a promissory note of $1,122,000, which approximated the net book value of the assets sold to Marquis Microwave Products. In 1996, the Company recorded a valuation allowance of $250,000 on the note.

    Effective December 19, 1997, the Company consented to the transfer of assets of Marquis Microwave Products, Inc. to TRL Technologies, Inc. provided Marquis Microwave Products pay the Company $400,000. As further consideration, the Company will be entitled to royalties of 3% of net sales of Marquis Microwave Products, subject to a maximum of $700,000. The Company also agreed that the Promissory Note and the prior royalty agreements dated December 13, 1996 issued by Marquis Microwave Products are null and void. In connection with this transaction the Company recorded a write-off of Note Receivable of $472,000.

    The Company had sustained operating losses on the Assembly Division of $1.1 million in 1996 and $400,000 in 1995 on revenues of $463,000 and $91,000, respectively.

4.  ACCRUED EXPENSES

    Accrued expenses at December 31, 1997 and 1996 were comprised of:

                                            1997         1996
                                            ----         ----

    Salaries and wages                    $284,694       $242,720
    Commissions                             94,094        109,494
    Professional fees                      250,000        445,764
    Property and other taxes               118,756        109,104
    Other                                  281,494        347,354
                                          --------       --------

    Total accrued expenses              $1,029,038     $1,254,436
                                       ===========     ==========


5.  LONG-TERM DEBT

    The Company has a bank credit agreement which includes a revolving line of credit and the mortgage loan described below.

    Line of credit availability is based on 80% of eligible accounts receivable, with a borrowing limit of $2,000,000. Interest is at the prime rate (8.5% at December 31, 1997) plus 1/2%. The agreement expires May 31, 1998 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at December 31, 1997.

    Long-term debt is comprised of the following at December 31, 1997 and 1996:

                                                1997            1996
                                                -----           ----

    Mortgage notes payable, 1/2% over
    prime rate, payable in monthly
    installments of $25,233 due
    October 2001, collateralized by P C
    Dynamics facility                        $2,575,505     $2,903,534

    Obligations under capital leases,
     due through 1998                               128          8,536
                                             ----------     ----------
                                              2,575,633      2,912,070

    Less current portion                        307,605        307,606
                                             ----------     ----------

    Total long-term debt                     $2,268,028     $2,604,464
                                             ==========     ==========

    Scheduled future maturities of long-term debt are as follows at December 31, 1997:


         1998                              307,605
         1999                              302,796
         2000                              302,796
         2001                            1,662,436
                                        ----------
                                        $2,575,633
                                        ==========

    The terms of the Company's long-term bank debt represent the borrowing rates currently available to the Company; accordingly, the fair value of this debt approximates its carrying amount.

    Revolving credit borrowings and the mortgage notes are cross-defaulted and cross-collateralized. The credit agreement, as amended May 31, 1997 requires the Company to maintain a stipulated amount of tangible net worth, as defined.

6.    INCOME TAXES

     The provision (benefit) for income taxes consists of:

                                            1997          1996           1995
                                            ----          ----           ----

      Current                          $(1,004,219)   $(2,197,726)     $556,478
      Deferred                            (355,777)      (265,750)       48,993
                                       -----------     ----------      --------

      Total                            $(1,359,996)   $(2,463,476)     $605,471
                                       ===========    ===========      ========


    The primary components comprising the net deferred tax assets (liabilities) are as follows:

                                                     1997           1996
                                                     ----           ----
  Deferred tax assets
  Impairment of fixed assets to be disposed of    $1,015,735    $        0
  Impairment and amortization of goodwill            296,104             0
  Accounts receivable reserves                        37,540        61,827
  Inventory reserves                                 218,769       411,672
  Accrued expenses and other                         117,952       330,589
  Tax credits                                         36,154             0
                                                  ----------    ----------
      Deferred tax assets                          1,722,254       804,088

    Deferred tax liabilities
       Depreciation                               (1,669,175)   (1,106,786)
                                                  ----------    ----------
       Net deferred tax assets (liabilities)      $   53,079    $ (302,698)
                                                  ==========    ==========

    The Company believes no valuation allowance is required due to the availability of net operating loss carrybacks and the expectation of future taxable income.

    The effective tax rate differs from the from the Federal statutory tax rate for the following reasons:

                                                 1997         1996      1995
                                                 ----         ----      ----

    Federal statutory rate                       34.0%       34.0%      34.0%
    State income taxes, net of Federal benefit    2.5         4.8        4.2
    Tax exempt interest                             0           0       (5.5)
    Other, net                                   (6.4)       (2.7)      (0.3)
                                                 -----       ------     -----

    Effective rate                               30.1%       36.1%      32.4%
                                                 =====       =====      =====

7.   SIGNIFICANT CUSTOMERS AND SUPPLIERS

    The percentages of net sales attributable to major customers by year were as follows:

                                       1997        1996        1995
                                       ----        ----        ----

     Customer A                          7%          8%         16%
     Customer B                         19          26          27
     Customer C                         26          10          12
     Customer D                          7          14           6

   The loss of, or a substantial reduction in or change in the mix of orders from, any one of the Company's major customers could have a material adverse effect on the Company's results of operations and financial condition.

   Approximately 49%, 39% and 48% of the Company's revenues in 1997,1996 and 1995 respectively, were related to the cellular telephone industry.

   During 1997, 1996 and 1995, one manufacturer accounted for approximately 56%, 46% and 49%, respectively, of the Teflon-based laminates ("Teflon based laminate") supplied to the Company. Teflon based laminate is the largest single component of the Company's cost of goods sold representing approximately 15.4%, 27.5%, and 18.6% of net sales during 1997, 1996 and 1995, respectively. There are only four U. S. manufacturers of Teflon based laminate. Any disruption or termination of these sources of Teflon based laminate could adversely affect the Company's operations.


8.  STOCK OPTION PLAN

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

    In June 1997 the Board of Directors and stockholders of the Company approved an amendment and restatement of the Company's 1992 Stock Option Plan. The principal changes that resulted from the amendment are (1) to increase the aggregate number of shares of Common Stock of the Company available for the exercise of options granted under the plan from 500,000 to 750,000 and (2) to increase the limit on the number of shares as to which options may be granted to any grantee in any calendar year from 75,000 to 215,000.

    The exercise price of each non-qualified stock option granted to employees of the Company under the Stock Option Plan must equal at least 80% of the fair market value of the underlying shares of common stock on the date of the grant, and the maximum term of such an option may not exceed 10 years. For all options granted to date, except for 75,000 options granted in 1995 and 210,000 shares granted in 1997, exercise price has equaled fair market value at the date of grant, the term of the option has been 10 years, and the options vest as to 25% on each of the first four anniversary dates of the grant. Exercise prices, as a percentage of fair market value at date of grant, on 75,000 options granted in 1995 are 110% as to 25,000 options, 120% as to 25,000 options and 130% as to 25,000 options. These options vest as to 33 1/3% on December 31, 1995, December 31, 1996, December 31, 1997 and the term is ten years. Exercise prices for the 210,000 shares granted in 1997 are 50,000 shares at $2.75 (fair market value), 70,000 at $7.50 and 90,000 shares at $10.00. These options vest at 40% on February 3, 1998, 35% on February 3, 1999 and 25% on February 3, 2000, and the term is ten years.

    Stock option activity under the Plan was as follows:

-------------------------------------------------------------------
                               Number of Shares    Weighted Average
                                 Under Option       Exercise Price
-------------------------------------------------------------------

Balance, January 1, 1995           255,650              8.46

Granted                            105,000             14.50

Forfeited                          (31,250)            12.06

Exercised                          (31,025)             5.38
-------------------------------------------------------------------

Balance, December 31, 1995         298,375             10.53

Forfeited                          (61,250)            10.37

Exercised                           (1,250)             3.25
-------------------------------------------------------------------

Balance, December 31, 1996         235,875         $   10.61

Granted                            220,000              7.27

Forfeited                          (85,000)            10.21

Exercised                          (10,000)             3.25
-------------------------------------------------------------------

Balance, December 31, 1997         360,875         $    8.73
-------------------------------------------------------------------



    Exercisable at year-end:

      1995                      127,125              $    8.39
      1996                      175,875                   9.30
      1997                      137,125                  10.97

    The weighted average exercise price of the options granted in 1997 were $7.27. The weighted average exercise price of the options granted in 1995 were $ 14.50. The range of exercise prices of the 360,875 options outstanding at December 31, 1997 is $2.75 to $15.93 and the weighted average remaining contractual life is 7 years. At December 31, 1997, 337,500 shares were available for grant.

    The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock options. Accordingly, no compensation cost has been recognized for options granted. Had compensation cost for options granted in 1997 and 1995 been determined based on the fair value at the grant date, consistent with the method prescribed by Financial Accounting Standards Board Statement No. 123, the Company's net income (loss) and related per share amounts would have been adjusted to the following pro forma amounts:


                                      1997           1996                1995
                                      ----           ----                ----
 Net income(loss)
    As reported                   $(3,163,652)   $(4,357,393)         $1,262,955
    Pro forma                      (3,676,145)    (4,583,145)          1,103,047

 Basic net income (loss) per share
    As reported
       Basic                          $ (1.04)       $ (1.44)             $ 0.42

         Diluted                    (1.04)         (1.44)               0.41

      Pro forma
         Basic                      (1.21)         (1.51)               0.37
         Diluted                    (1.21)         (1.51)               0.36

    Options outstanding and exercisable at December 31, 1997, by price range:



                                        Outstanding
                          ------------------------------------              Exercisable
    Range of               Weighted average                          ---------------------------
    exercise                  Remaining        Weighted average                 Weighted average
     prices       Shares   contractual life     exercise price      shares       exercise price
     ------       ------   ----------------     --------------      ------       --------------

$  2.75 to 3.99   97,125        7.6              $ 3.04              37,125          $ 3.25
  4.00 to 7.99    80,000        8.7                7.44              10,000            7.00
 8.00 to 11.99    93,750        9.1               10.01               2,500           10.25
12.00 to 13.99    30,000        7.3               13.54              28,750           13.51
14.00 to 16.00    60,000        7.3               15.28              58,750           15.30
                  ------                                             ------
                 360,875                                            137,175



    The weighted average fair value of options granted in 1997, and 1995 was $4.70 and $10.50, respectively, and was estimated at the grant date using the Black-Scholes options pricing model with the following weighted average assumptions: expected volatility of 178% and 81%, respectively: risk free interest rate of 6.6% and 7.2 %, respectively; expected life of 9 years; and no dividend yield.

9.  EMPLOYEE BENEFIT PLAN

    The Company maintains a defined contribution retirement plan covering substantially all full-time employees. The plan allows for employees to defer up to 10% of their pretax annual compensation, as defined in the plan. The Company will match up to 25% of the first 4% of base compensation that a participant contributes. Additionally, discretionary amounts may be contributed by the Company. There were no Company's contributions for 1997, 1996 and 1995.

10. LEASE COMMITMENTS

    The Company rents manufacturing and administrative space under operating leases. Rent expense under these leases for the years ended December 31, 1997, 1996 and 1995 was $93,600, $236,401, and $142,534, respectively.

    Future minimum annual lease commitments at December 31, 1997 are as follows:

    Year
    1998                                  $109,060
    1999                                    57,600
    2000                                    28,800
                                         ---------
    Total                                 $195,460
                                          ========

11. LITIGATION

    The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

    On May 13, 1994, Comptek Research, Inc., Comptek Telecommunications, Inc. and Industrial Systems Service, Inc. (together "Comptek") filed a suit against M~Wave, Inc. and Poly Circuits,

    Inc. alleging contractual, Uniform Code and tortious violations arising out of Poly Circuits' sale of printed circuits boards. On September 29, 1995, the Company reached settlement with Comptek. The settlement included a cash payment of $300,000, the issuance of 20,000 shares of the Company's common stock to Comptek and an agreement to supply goods and services to Comptek on a long-term basis. The settlement resulted in a non-recurring pre-tax charge in the third quarter of 1995 of approximately $561,000, or $0.11 per share after tax.

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

    On April 25, 1997, the plaintiffs and the defendants entered into a settlement agreement which resolves all of the claims arising out of this action, except as to claims of class members who opt out of the settlement. This settlement received court approval on July 8, 1997. The settlement provides for a $150,000 payment to the plaintiff class plus administrative fees not to exceed $20,000. The Company's contribution to the settlement would be approximately $85,000 and is recorded in accrued liabilities on the December 31, 1997 balance sheet.

12. ENVIRONMENTAL MATTERS

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

    Based on information available to the Company, which in most cases includes an estimate of liability, legal fees and other factors, a reserve for indicated environmental liabilities has been recorded in accrued liabilities section of the December 31, 1997 Balance Sheet, the aggregate amount is approximately $13,000.

13. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS TO BE DISPOSED OF

    During the fourth quarter of 1997, the Company decided to reposition the P C Dynamics subsidiary located in Frisco, Texas. Management decided the P C Dynamics division did not have a future place in the Company's strategic plans. As such, management is actively marketing P C Dynamics for sale. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," the Company recorded a goodwill impairment charge of $670,000. The Company also recorded a $2,604,448 impairment of building and equipment for the write down of the P C Dynamics building and equipment to an estimate of market value. The building and equipment are recorded in the December 31, 1997 balance sheet as building and equipment to be disposed of at market value less an estimate of selling costs. The market value was determined based on appraisals.

   For the year ended December 31, 1997, 1996 and 1995 P C Dynamics' financial results included $4,192,303, $4,786,726 and $4,172,403 of net sales and operating losses of $4,422,128, $1,377,584 and $353,474, respectively. Until the P C Dynamics business is sold, the Company estimates incurring monthly pre-tax losses in the range of $75,000 to $100,000 per month. If the decision was made to cease P C Dynamic's business, the Company estimates incurring approximately $200,000 in severance and shutdown costs. If P C Dynamics' business were to cease, the Company estimates incurring expenses of approximately $84,000 each month for real estate taxes, utilities and security until the building and equipment can be disposed of.

    * * * * * *

M~WAVE, Inc. and Subsidiaries



SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


Set forth below is a summary of the Company's unaudited quarterly results for each quarter during 1997 and 1996. In management's opinion, these results have been prepared on the same basis as the audited financial statements contained elsewhere herein and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods when read in conjunction with the financial statements and notes thereto.

                                                             Three Months Ended
                                       -----------------------------------------------------------
                                       March 31,         June 30,     September 30,    December 31,
                                          1997             1997            1997            1997
                                          ----             ----            ----            ----

Net sales                             $ 4,271,004      $ 4,524,052     $ 4,579,624     $ 3,322,631
Gross profit                              408,971        1,090,168       1,020,869         183,760
Net income (loss)                        (396,170)          53,067         126,272      (2,946,822)
Weighted average shares                 3,027,433        3,049,806       3,049,806       3,049,806
Basic earnings (loss) per share             (0.13)            0.02            0.04           (0.97)
Diluted shares                          3,027,433        3,049,806       3,051,324       3,049,806
Diluted earnings (loss) per share           (0.13)            0.02            0.04           (0.97)



                                                                Three Months Ended
                                      --------------------------------------------------------------
                                        March 31,         June 30,      September 30,    December 31,
                                          1996              1996             1996           1996
                                          ----              ----             ----           ----

Net sales                             $ 6,256,558      $ 6,340,968      $ 6,284,338      $ 3,762,104
Gross profit (loss)                    (1,834,221)         784,689        1,110,105         (761,624)
Net income (loss)                      (2,126,344)        (334,809)        (205,295)      (1,690,945)
Weighted average shares                 3,020,375        3,020,526        3,021,625        3,021,625
Basic earnings (loss) per share             (0.70)           (0.11)           (0.07)           (0.56)
Diluted shares                          3,020,375        3,020,526        3,021,625        3,021,625
Diluted earnings (loss) per share           (0.70)           (0.11)           (0.07)           (0.56)


During the three months ended December 31, 1997, the Company recorded expenses of $2,604,448 for impairment of building and equipment, $670,000 for goodwill impairment and $471,718 for a writeoff of a note receivable.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     M~WAVE, Inc.

                                                     By:  /s/  Joseph A. Turek
                                                         -----------------------
                                                         Joseph A. Turek
                                                         Chairman of the Board,
                                                         Chief Executive Officer
                                                         March 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Joseph A. Turek                                    /s/  Michael Bayles
---------------------                                   -----------------------
Joseph A. Turek                                         Michael Bayles
Director                                                President and Chief
March 15, 1998                                          Operating Officer
                                                        March 15, 1998


/s/  Lavern D. Kramer                                   /s/  Timothy A. Dugan
---------------------                                   -----------------------
Lavern D. Kramer                                        Timothy A. Dugan
Director                                                Director
March 15, 1998                                          March 15, 1998


/s/  Eric Larson                                        /s/  Rick Mathes
---------------------                                   -----------------------
Eric Larson                                             Rick Mathes
Director                                                Director
March 15, 1998                                          March 15, 1998



/s/  Paul H. Schmitt
------------------------
Paul H. Schmitt
Treasurer and Secretary
(Principal Accounting and
Financial Officer)
March 15, 1998

EXHIBIT INDEX


Exhibit
  No.                            Description                                          Page
  ---                            -----------                                          ----

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

 10.8          Construction Loan Note, dated January 10, 1996, by and among the
               Company, P C Dynamics and American National Bank and Trust
               Company.                                                             *****

 10.9          Employment Agreement between the Company and Michael Bayles         ******

  21           Subsidiaries                                                            43

 24.1          Consent of Grant Thornton LLP                                           44

  24.2         Consent of Deloitte & Touche LLP                                        46

  27           Financial Data Schedule                                              46-49


     *Incorporated herein by reference to the applicable exhibit to the
      Registrant's Registration Statement on Form S-1
     (Registration No. 33-45499).

      **Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10-K for year ended December 31, 1993 (Registration No. 0-19944).

      ***Incorporated herein by reference to the applicable Report on Form 8-K dated August 5, 1994.

      ****Incorporated herein by reference to the applicable exhibit to the Registrants quarterly report on form 10-Q for the quarter ended June 30, 1995.

      *****Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10-K for year ended December 31, 1995.

      ******Incorporated herein by reference to the applicable exhibit to the Registrants quarterly report on form 10-Q for the quarter ended March 31, 1997.