Form 10-K/A
period 1997-12-31
M WAVE INC
filed 1998-04-29
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For The Fiscal Year Ended December 31, 1997 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934 For The Transition Period From       to
                                                             -----    -----
         Commission File number 0-19557

                                  M-WAVE, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                  36-3809819
         ---------------------------------------       ----------------------
         (State or other jurisdiction of               (I.R.S. Employer
         Incorporation or organization)                Identification Number)

             BENSENVILLE, ILLINOIS                              60106
         ---------------------------------------       ----------------------
         (Address of principal executive offices             (Zip Code)


                                 (630) 860-9542
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         The undersigned registrant hereby amends its Form 10-K for the fiscal year ended December 31, 1997, as follows:

         PART III, Items 10-13 are hereby amended as follows:


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

INFORMATION CONCERNING DIRECTORS AND OFFICERS

         The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. The Board is comprised of two Class I Directors (Eric C. Larson and Timothy A. Dugan), one Class II Director (Joseph A. Turek) and one Class III Director (Lavern D. Kramer). The current term of the Class III Director ends upon the election of directors at the 1998 Annual Meeting. The terms of the Class I Directors and the Class II Director end upon the election of directors at the annual meeting of stockholders in 1999 and 2000, respectively.

CLASS I

         ERIC C. LARSON has been a director of the Company since November 1993. Mr. Larson has been employed by The First National Bank of Chicago and its affiliates in various capacities since May 1984. Since January 1991, he has served as a Managing Director in First Chicago Equity Capital. Prior thereto Mr. Larson served as an Investment Manager with First Chicago Venture Capital. Mr. Larson is also a General Partner of Cross Creek Partners, an investment partnership comprised of the managers of First Chicago Equity Capital. He is a director of Daka International, Inc. Mr. Larson received a B.A. degree from Harvard College, an M.A. degree from the University of Michigan and an M.B.A. degree from the University of Chicago.

         TIMOTHY A. DUGAN has been a director of the Company since November 1993. Mr. Dugan has been employed by The First National Bank of Chicago in various capacities since July 1987. Since July 1990, he has served as Vice President of First Chicago Equity Capital. Mr. Dugan is also a General Partner of Cross Creek Partners, an investment partnership comprised of the managers of First Chicago Equity Capital. He is member of the Board of Directors of Daka International, Inc., Dealers Monitoring Alliance Corporation, Inc. and Pacer Propane, Inc. Mr. Dugan received B.S.E.E. and B.A. degrees from Stanford University and an M.B.A. degree from the University of Chicago.

CLASS II

         JOSEPH A. TUREK is the founder of the Company and has served as Chairman of the Board and Chief Executive Officer since June 1993 and as a director of the Company since 1988. Mr. Turek served as President of the Company from 1988 to February 1997. Mr. Turek served for more than five years in various positions at West-Tronics, Inc., a manufacturer of low frequency circuit boards and a contract assembler of electronic products, with his last position as President in 1987 and 1988. West-Tronics entered into an assignment for the benefit of creditors in December 1988 pursuant to which the Company purchased the assets and assumed certain liabilities of West-Tronics, Inc. He received a B.S.E.E. degree from the University of Notre Dame and a M.B.A. degree from Northwestern University.

CLASS III

         LAVERN D. KRAMER has been a director of the Company since April 1992. Mr. Kramer has been the President of Kester Solder, a division of Litton Industries, since 1970. He is a member of the Board of Directors and Executive Committee of the Lead Industries Association. Mr. Kramer received a B.S.C. degree from International College.

         Set forth below is a brief description of the background of those executive officers of the Company who are not also directors of the Company.

         MICHAEL BAYLES joined the Company in February 1997 as President and Chief Operating Officer. From April, 1991 to February, 1997, Mr. Bayles was with Varlen Instruments, a division of Varlen Corporation, where he held the position of President.

         PAUL H. SCHMITT joined the Company in September 1992 as Treasurer. From 1990 to 1992, Mr. Schmitt was with Reynolds Products, a Division of Alco Standard Corporation, where he held the position of Controller. From 1983 to 1990, he served as Controller from Garden City Envelope Company.


SECTION 16 REPORTING

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding Common Stock, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater-than-10% beneficial owners are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, and/or written representations from certain reporting persons that no other reports were required, the Company believes that, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners during or with respect to the year ended December 31, 1997 were met.


ITEM 11.                      EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table shows the compensation paid by the Company to the Company's Chief Executive Officer and its most highly compensated officers during 1997. No other executive officer of the Company had a total annual salary and bonus for 1997 which exceeded $100,000. The executive officers of the Company do not currently have employment agreements with the Company, are appointed annually by the Board of Directors and serve until their successors have been duly elected and qualified.

SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM COMPENSATION
                                                                                   ----------------------
                                        ANNUAL COMPENSATION                         AWARDS           PAYOUTS
                           ---------------------------------------------       ----------------     ---------
                                                                             RESTRICTED  SECURITIES
 NAME AND                                                   OTHER ANNUAL       STOCK     UNDERLYING    LTIP
 PRINCIPAL                           SALARY      BONUS      COMPENSATION      AWARD(S)    OPTIONS/    PAYOUTS
   POSITION                YEAR        ($)        ($)         ($)(1)           ($)        SARS (#)      ($)
 -----------------------   ----      -------     -----      ------------     ---------   --------    -------
Joseph A. Turek            1997     $126,511      none          none            none       none        none
(Chairman and CEO)         1996     $120,000      none          none            none       none        none
                           1995     $120,000      none          none            none      75,000       none

Michael Bayles             1997     $160,769(2)  50,000         none            none      210,000      none
(President and Chief
Operating Officer)

---------------------------
(1) Other annual compensation did not exceed the lesser of $50,000 or 10% of the total salary and bonus.

(2)      Mr. Bayles joined the Company on February 3, 1997.


         The following table sets forth certain information concerning options granted to the named executive officers during the fiscal year ended December 31, 1997.

                       OPTIONS GRANTS IN LAST FISCAL YEAR



                                        INDIVIDUAL GRANTS
                       ---------------------------------------------------
                       NUMBER OF      PERCENT OF                              POTENTIAL REALIZABLE VALUE AT
                       SECURITIES    TOTAL OPTIONS    EXERCISE                    ASSUMED ANNUAL RATES OF
                       UNDERLYING     GRANTED TO       OR BASE                 STOCK PRICE APPRECIATION FOR
                         OPTIONS     EMPLOYEES IN     PRICE      EXPIRATION            OPTION TERM
        NAME          GRANTED(1)      FISCAL YEAR    ($/SHARE)     DATE            5%               10%
        ----          ----------      -----------    ---------   --------          ---------------------
Joseph A. Turek . .        --             --           --         --                --                --
Michael Bayles  . .      50,000          100%           2.75      2/3/07          75,808           186,718
                         70,000                         7.50      2/3/07         287,447           712,923
                         90,000                        10.00      2/3/07         496,195         1,022,153

---------------------------
(1) Of the 50,000 shares subject to option, 20,000 became exercisable on February 3, 1998 and 17,500 and 12,500 become exercisable on February 3, 1999 and 2000, respectively. Of the 70,000 shares subject to option, 28,000 became exercisable on February 3, 1998 and 24,500 and 17,500 become exercisable on February 3, 1999 and 2000, respectively. Of the 90,000 shares subject to option, 36,000 became exercisable on February 3, 1998 and 31,500 and 22,500 become exercisable on February 3, 1999 and 2000, respectively.


         The following table sets forth certain information with respect to the unexercised options to purchase the Company's Common Stock held by the named executive officers at December 31, 1997. None of the named executive officers exercised any stock options during the fiscal year ended December 31, 1997.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                           YEAR-END OPTION/SAR VALUES


                                                                                     VALUE OF UNEXERCISED
                                                      NUMBER OF UNEXERCISED       IN-THE-MONEY OPTIONS/SARS AT
                                                    OPTIONS/SARS AT FY-END (#)            FY-END ($)(1)
                                                   ---------------------------    ---------------------------
                       NAME                        EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                       ----                        -----------    -------------   -----------   -------------
  Joseph A. Turek . . . . . . . . . . . . . . .       75,000            --             0              --
  Michael Bayles  . . . . . . . . . . . . . . .            0         210,000           --           37,500

__________________________

(1) Based on the fair market value of the Common Stock on December 31, 1997 ($3.50 per share) less the option exercise price.


BONUS PLAN

         Although there is no formal written plan, it is the Company's practice to grant discretionary cash bonuses to the Team Leaders other than the Chief Executive Officer on an annual basis. The Compensation Committee has the discretion to award performance bonuses. No bonuses were awarded to the Company's employees in 1997.


ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 28, 1998 by (i) each person known to the Company to beneficially own 5% or more of the Company's Common Stock, (ii) each of the Directors and executive officers of the Company, and (iii) all executive officers and directors of the Company as a group. The number of shares of Common Stock shown as owned below assumes the exercise of all currently exercisable options held by the applicable person or group, and the percentage shown assumes the exercise of such options and assumes that no options held by others are exercised. Unless otherwise indicated below, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their respective names. For purposes of the following table, each person's "beneficial ownership" of the Company's Common Stock has been determined in accordance with the rules of the Securities and Exchange Commission ("SEC").


                                                           NUMBER             PERCENTAGE
                                                         OF SHARES             OF SHARES
                                                        BENEFICIALLY         BENEFICIALLY
                 NAME OF BENEFICIAL HOLDER                  OWNED                OWNED
                 -------------------------              ------------         ------------

          Joseph A. Turek (1/) . . . . . . . . . .          822,000                26.8
                           -
          First Chicago Entities (2/) . . . . . .           875,000                28.5
                                  -
          Heartland Advisors, Inc. (3/) . . . . .           527,000                17.2
                                    -
          Eric C. Larson (4/) . . . . . . . . . .            87,500                 2.9
                          -
          Timothy A. Dugan (4/) . . . . . . . . .            87,500                 2.9
                            -
          Paul Schmitt (5/) . . . . . . . . . . .            25,000                  *
                        -
          Michael Bayles. . . . . . . . . . . . .            18,181                 3.3

          Lavern D. Kramer (6/) . . . . . . . . .            11,500                  *
                            -
          All Directors and executive officers as
             a group (7 persons) (7/) . . . . . .           964,181                31.4

---------------------
*   Less than 1%.

1/ Includes 75,000 shares of Common Stock which may be acquired upon the exercise of immediately exercisable options.

2/ Based on a Schedule 13D and Schedule 13G filed with the SEC, the shares listed as owned by the "First Chicago Entities" are held of record and beneficially by the following entities in the following amounts: First Chicago Equity Corporation ("First Chicago") (787,500 shares); and Cross Creek Partners II ("Cross Creek") (87,500 shares). First Chicago has the sole power to vote 787,500 shares of Common Stock and to dispose of 694,464 shares of Common Stock. First Chicago is a wholly-owned subsidiary of First Chicago NBD Corporation. Messrs. Larson and Dugan are general partners of Cross Creek.

3/ Based on a Schedule 13G filed with the SEC with respect to 527,400 shares of Common Stock which Heartland Advisors, Inc., in its capacity as investment advisor, may be deemed to beneficially own.

4/ Messrs. Larson and Dugan do not own any shares individually; however, by reason of their positions as general partners of Cross Creek, each may be deemed to beneficially own all of the shares owned by Cross Creek, with shared voting and investment power over those shares. Each of Messrs. Larson and Dugan disclaims beneficial ownership of all such shares.

5/ Includes 25,000 shares of Common Stock which may be acquired upon the exercise of immediately exercisable options.

6/ Includes 10,000 shares of Common Stock which may be acquired upon the exercise of immediately exercisable options.

7/ Includes 104,000 shares which may be acquired by directors and executive officers of the Company upon the exercise of immediately exercisable options. See footnotes 1, 4, 5 and 6.

         The addresses of the persons shown in the table above who are beneficial owners of more than 5% of the Company's Common Stock are: Mr. Turek, c/o M-Wave, Inc., 216 Evergreen Street, Bensenville, Illinois 60106; First Capital and Cross Creek, c/o First Chicago NBD Corporation, Three First National Plaza, Chicago, Illinois 60670-0610; and Heartland Advisors, Inc., 790 North Milwaukee Street, Milwaukee, Wisconsin 53202.

         The First Chicago Entities and Joseph A. Turek are parties to a Shareholders Agreement dated July 21, 1993 (the "Shareholders Agreement"). Pursuant to the Shareholders Agreement, Mr. Turek has agreed to vote his shares of Common Stock in favor of the election to the Company's Board of Directors of the greater of two, or one third of the total number of Directors of the Company, designated by the First Chicago Entities. The First Chicago Entities have also agreed to vote all of the shares of Common Stock they purchased from Mr. Joel Dryer, former Chairman of the Company, in favor of the election of Mr. Turek to the Board of Directors of the Company. Messrs. Eric C. Larson and Timothy A. Dugan are directors of the Company who have been designated by the First Chicago Entities pursuant to the Shareholders Agreement.

         In addition, subject to certain exceptions, Mr. Turek has agreed in the Shareholders Agreement not to sell or otherwise transfer, in the aggregate, in excess of that number of shares of Common Stock which is achieved by multiplying 100,000 by the sum of one plus the number of full years elapsed since July 21, 1993 (except for sales made in connection with a registered offering in which the First Chicago Entities also participate), unless the First Chicago Entities have previously disposed of in excess of such amount, in which case Mr. Turek is entitled to dispose of that number of shares of Common Stock as shall have been previously been sold by the First Chicago Entities less that number of shares of Common Stock previously sold by Mr. Turek in accordance with the Shareholders Agreement. Pursuant to the Shareholders Agreement, Mr. Turek has the right to participate in any registered sale of Common Stock effected by the First Chicago Entities in accordance with the Registration Rights Agreement (as defined below) or in any other sale effected by the First Chicago Entities, subject to certain limitations. Each of Mr. Turek and the First Chicago Entities are granted rights of first refusal under the Shareholders Agreement with respect to shares of Common Stock proposed to be sold by the other. The Shareholders Agreement terminates at such time as the First Chicago Entities shall hold less than 25% of the Common Stock originally acquired by them from Mr. Dryer on July 21, 1993.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company and the First Chicago Entities are parties to a Registration Rights Agreement dated July 21, 1993 (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, the Company granted to the First Chicago Entities certain registration rights with respect to the shares of Common Stock acquired by the First Chicago Entities in July, 1993. The Registration Rights Agreement provides the First Chicago Entities with the right to require the Company, subject to certain limitations, to effect two registrations (or three in the event of a proration in connection with the second registration) of such shares under applicable securities laws upon demand by the First Chicago Entities; provided that the First Chicago Entities are only entitled to one such registration prior to July 21, 1996. The First Chicago Entities are also entitled to request that such shares be included in any registration of shares of Common Stock initiated by the Company. In connection with the Registration Rights Agreement, the Company and the First Chicago Entities have agreed to indemnify each other against certain liabilities under the Securities Act of 1933 or other applicable securities laws.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undesigned thereunto duly authorized on the 28th day of April, 1998.

                                        M-WAVE, INC.


                                        By:      /s/ JOSEPH A. TUREK
                                        ------------------------------------
                                        Joseph A. Turek
                                        Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 28, 1998:


SIGNATURE
---------

/s/ JOSEPH A. TUREK           Chairman, Chief Executive Officer and Director
-----------------------       (Principal Executive Officer)
Joseph A. Turek

/s/ MICHAEL BAYLES            President and Chief Operating Officer,
-----------------------
Michael Bayles

/s/ PAUL H. SCHMITT           Treasurer and Secretary
-----------------------       (Principal Accounting and Financial Officer)
Paul H. Schmitt


/s/ LAVERN D. KRAMER          Director
-----------------------
Lavern D. Kramer



/s/ ERIC LARSON               Director
-----------------------
Eric Larson



/s/ TIMOTHY A. DUGAN          Director
-----------------------
Timothy A. Dugan



/s/ RICK MATHES               Director
-----------------------
Rick Mathes