Form 10-Q
period 1998-03-31
M WAVE INC
filed 1998-05-05
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  DC 20549



                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1998              Commission File No.   0-19944
------------------------------------              -----------------------------


                                 M~WAVE, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                             36-3809819
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S.  Employer
incorporation or organization)                              identification No.)


216 Evergreen Street, Bensenville, Illinois                        60106
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number including area code:             (630) 860-9542
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


The registrant has 3,049,806 shares of common stock outstanding at May 4, 1998.

                        PART I - FINANCIAL INFORMATION
                         Item 1: Financial Statements

                                 M~WAVE, Inc.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                   December 31,              March 31,
                                                                                      1997                     1998
                                                                                   ------------              ---------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................................             $3,534,315              $2,949,431
  Accounts receivable, net of allowance for doubtful accounts,
   1997- $10,233: 1998 $10,233.........................................              1,734,959               1,619,536
  Inventories..........................................................                894,665               1,224,526
  Refundable income taxes..............................................              1,289,027               1,506,973
  Deferred income taxes................................................                371,026                 274,887
  Prepaid expenses and other...........................................                 30,591                  83,199
                                                                                   -----------             -----------
      Total current assets.............................................              7,854,583               7,658,552
PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements.....................................              2,360,152               2,360,152
  Machinery and equipment..............................................              7,249,005               7,144,052
                                                                                   -----------             -----------
      Total property, plant and equipment..............................              9,609,157               9,504,204
  Less accumulated depreciation........................................             (4,014,265)             (4,223,593)
                                                                                   -----------             -----------
      Property, plant and equipment-net................................              5,594,892               5,280,611
ASSETS TO BE DISPOSED OF, NET..........................................              3,235,000               3,235,000
OTHER ASSETS...........................................................                  7,862                   6,674
                                                                                   -----------             -----------
TOTAL..................................................................            $16,692,337             $16,180,837
                                                                                   ===========             ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.....................................................               $838,610              $1,033,295
  Accrued expenses.....................................................              1,029,038                 573,745
  Current portion of long-term debt....................................                307,605                 307,605
                                                                                   -----------             -----------
      Total current liabilities........................................              2,175,253               1,914,645

DEFERRED INCOME TAXES..................................................                317,947                 317,947
LONG-TERM DEBT.........................................................              2,268,028               2,192,201
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 1,000,000
    shares; no shares issued...........................................                      0                       0
  Common stock, $.01 par value; authorized, 10,000,000 shares
    3,069,806 shares issued and 3,049,806 shares outstanding
    at December 31, 1997, 3,069,806 shares issued and 3,049,806
    shares outstanding at March 31, 1998...............................                 30,698                  30,698
  Additional paid-in capital...........................................              7,574,688               7,574,688
  Retained earnings ...................................................              4,445,723               4,270,658
  Treasury stock:  20,000 shares, at cost..............................               (120,000)               (120,000)
                                                                                   -----------             -----------
      Total stockholders' equity ......................................             11,931,109              11,756,044
                                                                                   -----------             -----------
TOTAL..................................................................            $16,692,337             $16,180,837
                                                                                   ===========             ===========

                See notes to consolidated financial statements.

                                 M~WAVE, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                          1997              1998
                                                                       ----------        ----------
Net sales.......................................................       $4,271,004        $2,716,093
Cost of goods sold..............................................        3,862,033         2,389,494
                                                                       ----------        ----------
  Gross profit..................................................          408,971           326,599

Operating expenses:
  General and administrative....................................          738,002           425,539
  Selling and marketing.........................................          299,741           160,655
                                                                       ----------        ----------
    Total operating expenses....................................        1,037,743           586,194
                                                                       ----------        ----------

  Operating loss ...............................................         (628,772)         (259,595)

Other income (expense):
  Interest income...............................................           22,860            41,565
  Interest expense..............................................          (63,078)          (57,441)
  Gain (loss) on disposal of assets.............................           42,574           (21,400)
                                                                       ----------        ----------
    Total other income (expense)                                            2,356           (37,276)
                                                                       ----------        ----------

    Loss  before income  taxes..................................         (626,416)         (296,871)

Income tax benefit..............................................         (230,246)         (121,806)
                                                                       ----------        ----------

Net  loss.......................................................        ($396,170)        ($175,065)
                                                                       ==========        ==========

Net loss per share                                                         ($0.13)           ($0.06)


Weighted average shares                                                 3,027,433         3,049,806



                See notes to consolidated financial statements.

                                 M~WAVE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                                                                     Three month ended March 31,
                                                                                                    ----------------------------
                                                                                                       1997              1998
                                                                                                    ----------        ----------
OPERATING ACTIVITIES:
  Net loss.....................................................................................      ($396,170)        ($175,065)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
      Gain(loss) on disposal of property, plant and equipment..................................        (42,574)           21,400
      Depreciation and amortization............................................................        399,827           243,425
      Deferred income taxes....................................................................         36,452            96,139
    Changes in assets and liabilities:
      Accounts receivable-trade................................................................       (189,227)          115,423
      Inventories..............................................................................        319,161          (329,861)
      Income taxes.............................................................................        154,725          (217,946)
      Prepaid expenses and other assets........................................................        (20,796)          (51,419)
      Accounts payable.........................................................................        (83,232)          194,685
      Accrued expenses.........................................................................       (215,586)         (455,293)
                                                                                                    ----------        ----------
         Net cash flows from operating activities..............................................        (37,420)         (558,512)
                                                                                                    ----------        ----------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment....................................................       (128,585)          (65,544)
  Proceeds from sale of property, plant and equipment..........................................         22,100           115,000
                                                                                                    ----------        ----------
         Net cash flows from investing activities..............................................       (106,485)           49,456

FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options...........................................         32,500                 0
  Common stock issued for cash.................................................................         49,998                 0
  Payments on long term debt...................................................................       (102,877)          (75,827)
                                                                                                    ----------        ----------
         Net cash flows from financing activities..............................................        (20,379)          (75,827)
                                                                                                    ----------        ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS......................................................       (164,284)         (584,883)

CASH AND CASH EQUIVALENTS - Beginning of period................................................      1,216,859         3,534,315
                                                                                                    ----------        ----------
CASH AND CASH EQUIVALENTS - End of period......................................................     $1,052,575        $2,949,432
                                                                                                    ==========        ==========

Supplemental Disclosures of Cash Flow Information:

    Cash paid during the period for interest...................................................        $63,078           $57,441


                See notes to consolidated financial statements.

                                  M~WAVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997 filed March 30, 1998 and Form 10-K/A filed April 29, 1998.

2.   BUSINESS

     M~Wave, through its wholly-owned subsidiaries, Poly Circuits Inc. and P C Dynamics Corporation (collectively, the "Company"), manufactures printed circuit boards using Teflon-based laminates to customers' specifications. In addition, the Company produces customer specified bonded assemblies consisting of a printed circuit board bonded in some manner to a metal carrier or pallet. One bonding technique used by the Company is Flexlink, a patented process granted to the Company in 1993.

4.   INVENTORIES

     Substantially all the Company's inventories are in work in process.

5.   DEBT

     The Company has a mortgage loan of $2,500,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has a $2,000,000 line of credit available based on 80% of eligible accounts receivable to fund the working capital needs of the Company. Interest is at the prime rate (8.5% at March 31, 1998) plus 1/2%. The agreement expires May 31, 1998 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at March 31, 1998.

6.   LITIGATION

     The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of these proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997

NET SALES

     Net sales were $2,716,000 for the first quarter ended March 31, 1998 a decrease of $1,555,000 or 36% below the first quarter of 1997. The decrease in sales was due to several factors including a Company decision to exit low margin commodity business; shifts by customers to alternate materials and suppliers; and the tapering off of specific customer program business as it enters the later stages in its life cycle. Net sales to Motorola decreased by $787,000.
The products produced for Motorola are maturing and their requirements have been shrinking. Net sales to LK Products decreased by $390,000. LK Products have shifted their product to an alternate material. Net sales to Spectrian decreased by $119,000. Spectrian reduced their requirements in the first quarter of 1998. Net sales in general were reduced due to low requirements.

     The Company's three largest customers accounted for 54% of the Company's net sales for the first quarter ended March 31, 1998 compared to 52% in the first quarter of 1997

     The Company is taking steps to increase its sales by visiting key customers to inform them of the positive changes at the Company.

GROSS PROFIT AND COST OF GOODS SOLD

     Gross profit decreased by $82,000 to $327,000 in the first quarter of 1998 from $409,000 in 1997. The decrease in gross profit was a result of a decrease in net sales of 36%. Gross margin increased to approximately 12% in 1998 from approximately 10% in 1997. Direct and Indirect labor was down approximately $314,000 or 32% due mainly to a reduction in employees due to lower volume.

     During the fourth quarter of 1997, the Company decided to reposition the P C Dynamics subsidiary located in Frisco, Texas. Management decided the P C Dynamics subsidiary may not have a future place in the Company's strategic plans. As such, management is considering strategic options for P C Dynamics including its sale. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recorded a goodwill impairment charge of $670,000 in 1997. In 1997, the Company also recorded a $2,604,448 impairment of building and equipment for the write down the P C Dynamics building and equipment to an estimate of market value. The building and equipment are recorded in the March 31, 1998 balance sheet as building and equipment to be disposed of at market value less an estimate of selling costs. The market value was determined based on appraisals. As a result of this decision, Depreciation and Amortization expense was $67,000 less than the first quarter of 1997.

OPERATING EXPENSES

     General and administrative expenses were $426,000 or 15.7% of net sales in the first quarter of 1998 compared to $738,000 or 17.3% of net sales in the first quarter of 1997. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. On April 15, 1996 the Company engaged a consulting firm to provide consulting services with respect to the Company's operations, which services resulted in additional expenses of $110,000 in the first quarter of 1997. The consultants completed their work with the Company in February 1997. Payroll related expenses were down $42,000 due to staff reductions. Depreciation and Amortization relating to P C Dynamics was $33,000 less than the first quarter of 1997.

     Selling and marketing expenses were $161,000 or 5.9% of net sales in the first quarter of 1998 compared to $300,000 or 7.0% of net sales in the first quarter of 1997. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Sales commission expense was down $84,000 as a result of lower sales. Payroll related expenses were down $39,000 due to staff reductions.

OPERATING LOSS

     Operating loss was $260,000 in the first quarter of 1998 compared to an operating loss of $629,000 in the first quarter of 1997, a decrease in the operating loss of $369,000. The change in operating loss reflects primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating loss can be summarized as follows:

Decrease in net sales                               $(149,000)
Increase in gross margin                               66,000
Decrease in operating expenses                        452,000
                                                    ---------

Decrease in operating loss                          $ 369,000

     On March 31, 1998, the Company had 91 employees compared to 115 on March 31, 1997.

INTEREST INCOME
     Interest income from short-term investments was $35,000 in the first quarter of 1997 compared to $23,000 in 1997. Royalty income was $6,700 in the first quarter of 1998.

INTEREST EXPENSE

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $57,000 in the first quarter of 1998 compared to $63,000 in 1997.

GAIN (LOSS) ON DISPOSAL OF FIXED ASSETS

     The Company recorded a loss of $21,000 on the disposal of fixed assets in the first quarter of 1998 compared to a gain of $43,000 in 1997.

INCOME TAXES

     The Company had an effective tax credit rate of 41.0% in the first quarter of 1998 compared to 36.8% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used for operations was $559,000 for the first three months of 1998 compared to $37,000 for the first three months of 1997. Inventories increased $330,000. Depreciation and amortization were down $157,000 to due the write-down of the P C Dynamics assets in December, 1997. Accrued expenses were down $455,000 due mainly to payments made in the first quarter of 1998 for Property taxes and Litigation settlements.

     Capital expenditures were $65,000 for the first three months of 1998, Capital expenditures were $129,000 in the first three months of 1997.

     The Company has a mortgage loan of $2,500,000 on the P C Dynamics facility. Interest on this mortgage loan is at 1/2 % over prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has a line of credit from American National Bank and Trust Company of Chicago which provides for a maximum borrowings of $2,000,000 based on 80% of eligible accounts receivables through May 1998 at an interest rate of prime plus 0.5%. No balance was outstanding under the line at March 31, 1998.

     As of March 31, 1998, the Company has $2,500,000 of debt and $2,949,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash balance and its capacity for debt will be sufficient to fund current business operations.

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

     None


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     27       Financial Data




(b) The Company filed a report on Form 8-K dated March 3, 1998 announcing the Company will be delisted from NASDAQ if the Company does not meet the new listing requirements.

       The Company filed a report on Form 8-K dated May 1, 1998 announcing Michael Bayles will be stepping down as President and Chief Operating Officer, but will remain on as a Consultant to the Management Team. Joseph Turek, Chairman and Chief Executive Officer will assume his day to day responsibilities.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                M~WAVE, INC.

Date: May 4, 1998                      /s/    PAUL H. SCHMITT
                                       ------------------------------
                                              Paul H. Schmitt

                                              Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO                             DESCRIPTION
-------       -------------------------------------------------

  27          Financial Data