Form 10-Q
period 1998-06-30
M WAVE INC
filed 1998-08-11
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1998               Commission File No.   0-19944
-----------------------------------               -----------------------------



                                  M~WAVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                               36-3809819
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S.  Employer
incorporation or organization)                               identification No.)


216 Evergreen Street, Bensenville, Illinois                         60106
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number including area code:             (630) 860-9542
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


The registrant has 3,049,806 shares of common stock outstanding at August 6, 1998.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                  M~WAVE, INC.

                           CONSOLIDATED BALANCE SHEETS





                                                                                                  (UNAUDITED)
                                                                                 DECEMBER 31,       JUNE 30
                                                                                     1997            1998
                                                                                 ------------    ------------
                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ................................................   $  3,534,315    $  3,023,784
    Accounts receivable, net of allowance for doubtful accounts,
     1997- $10,023: 1998 $10,023 .............................................      1,734,959       1,984,106
    Inventories ..............................................................        894,665       1,334,736
    Refundable income taxes ..................................................      1,289,027       1,561,095
    Deferred income taxes ....................................................        371,026         178,748
    Prepaid expenses and other ...............................................         30,591          68,513
                                                                                 ------------    ------------
        Total current assets .................................................      7,854,583       8,150,982
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements .........................................      2,360,152       2,360,152
    Machinery and equipment ..................................................      7,249,005       7,109,576
                                                                                 ------------    ------------
        Total property, plant and equipment ..................................      9,609,157       9,469,728
    Less accumulated depreciation ............................................     (4,014,265)     (4,372,743)
                                                                                 ------------    ------------
        Property, plant and equipment-net ....................................      5,594,892       5,096,985
ASSETS TO BE DISPOSED OF, NET ................................................      3,235,000       3,233,405
OTHER ASSETS .................................................................          7,862           5,652
                                                                                 ------------    ------------
TOTAL ........................................................................   $16,692,337     $ 16,487,024
                                                                                 ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .........................................................   $    838,610    $  1,265,094
    Accrued expenses .........................................................      1,029,038         654,653
    Current portion of long-term debt ........................................        307,605         307,605
                                                                                 ------------    ------------
        Total current liabilities ............................................      2,175,253       2,227,352

DEFERRED INCOME TAXES ........................................................        317,947         317,947
LONG-TERM DEBT ...............................................................      2,268,028       2,116,502
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued
    Common stock, $.01 par value; authorized, 10,000,000 shares
      3,069,806 shares issued and 3,049,806 shares outstanding at December 31,
      1997, 3,069,806 shares issued and 3,049,806
      shares outstanding at June 30, 1998 ....................................         30,698          30,698
    Additional paid-in capital ...............................................      7,574,688       7,574,688
    Retained earnings ........................................................      4,445,723       4,339,837
    Treasury stock:  20,000 shares, at cost ..................................       (120,000)       (120,000)
                                                                                 ------------    ------------
        Total stockholders' equity ...........................................     11,931,109      11,825,223
                                                                                 ------------    ------------
TOTAL ........................................................................   $ 16,692,337    $ 16,487,024
                                                                                 ============    ============


                 See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three months ended June 30,
                                                     ------------------------------
                                                          1997             1998
                                                     -------------    -------------

Net sales ........................................   $   4,524,052    $   3,359,187
Cost of goods sold ...............................       3,433,884        2,697,651
                                                     -------------    -------------
  Gross profit ...................................       1,090,168          661,536

Operating expenses:
  General and administrative .....................         648,269          437,029
  Selling and marketing ..........................         293,365          147,695
                                                     -------------    -------------
    Total operating expenses .....................         941,634          584,724
                                                     -------------    -------------

  Operating income ...............................         148,534           76,812

Other income (expense):
  Interest income ................................          42,200           30,428
  Interest expense ...............................         (63,815)         (56,251)
  Gain (loss) on disposal of assets ..............          (8,485)          60,206
                                                     -------------    -------------
    Total other income (expense) .................         (30,100)          34,383
                                                     -------------    -------------

    Income before income  taxes ..................         118,434          111,195

Provision for income taxes .......................          65,367           42,016
                                                     -------------    -------------

Net income .......................................   $      53,067    $      69,179
                                                     =============    =============

Net income per share basic and diluted               $        0.02    $        0.02


Weighted average shares                                  3,049,806        3,049,806





                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                                Six months ended June 30,
                                                          ----------------------------------
                                                                1997               1998
                                                          ---------------    ---------------

Net sales .............................................   $     8,795,056    $     6,075,280
Cost of goods sold ....................................         7,295,917          5,087,145
                                                          ---------------    ---------------
  Gross profit ........................................         1,499,139            988,135

Operating expenses:
  General and administrative ..........................         1,386,271            862,568
  Selling and marketing ...............................           593,106            308,350
                                                          ---------------    ---------------
    Total operating expenses ..........................         1,979,377          1,170,918
                                                          ---------------    ---------------

  Operating loss ......................................          (480,238)          (182,783)

Other income (expense):
  Interest income .....................................            65,060             71,993
  Interest expense ....................................          (126,893)          (113,692)
  Gain on disposal of assets ..........................            34,089             38,806
                                                          ---------------    ---------------
    Total other  (expense) ............................           (27,744)            (2,893)
                                                          ---------------    ---------------

    Loss before income taxes ..........................          (507,982)          (185,676)

Credit for income taxes ...............................          (164,880)           (79,790)
                                                          ---------------    ---------------

Net loss ..............................................   $      (343,102)   $      (105,886)
                                                          ===============    ===============

Net loss per share                                        $         (0.11)   $         (0.03)


Weighted average shares                                         3,038,681          3,049,806



                 See notes to consolidated financial statements.

                                  M~WAVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                         Six months ended June 30,
                                                                    ----------------------------------
                                                                          1997               1998
                                                                    ---------------    ---------------
OPERATING ACTIVITIES:
  Net (loss) ....................................................   $      (343,102)   $      (105,886)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
      Gain on disposal of property, plant and equipment .........           (34,089)           (38,806)
      Depreciation and amortization .............................           799,996            502,633
      Deferred income taxes .....................................           218,693            192,278
    Changes in assets and liabilities:
      Accounts receivable-trade .................................          (735,220)          (249,147)
      Inventories ...............................................            83,777           (440,071)
      Income taxes ..............................................         1,502,791           (272,068)
      Prepaid expenses and other assets .........................            88,995            (35,711)
      Accounts payable ..........................................              (750)           426,484
      Accrued expenses ..........................................          (127,948)          (374,385)
                                                                    ---------------    ---------------
         Net cash flows from operating activities ...............         1,453,143           (394,679)
                                                                    ---------------    ---------------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment .....................          (281,529)          (141,126)
  Proceeds from sale of property, plant and equipment ...........            52,100            176,800
                                                                    ---------------    ---------------
         Net cash flows from investing activities ...............          (229,429)            35,674

FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options ............            32,500                  0
  Common stock issued for cash ..................................            49,998                  0
  Payments on long term debt ....................................          (180,621)          (151,526)
                                                                    ---------------    ---------------
         Net cash flows from financing activities ...............           (98,123)          (151,526)
                                                                    ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............         1,125,591           (510,531)

CASH AND CASH EQUIVALENTS - Beginning of period .................         1,216,859          3,534,315
                                                                    ---------------    ---------------
CASH AND CASH EQUIVALENTS - End of period .......................   $     2,342,450    $     3,023,784
                                                                    ===============    ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest ....................   $       126,893    $       113,692





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

2.   BUSINESS

     M~Wave, through its wholly-owned subsidiaries, Poly Circuits Inc. and P C Dynamics Corporation (collectively, the "Company"), manufactures printed circuit boards using Teflon-based laminates to customers' specifications. In addition, the Company produces customer specified bonded assemblies consisting of a printed circuit board bonded in some manner to a metal carrier of pallet. One bonding technique used by the Company is Flexlink(TM), a patented process granted to the Company in 1993.

3.   RECLASSIFICATIONS

     Certain reclassifications of 1997 amounts have been made to conform to the presentation in the current year.

4.   INVENTORIES

     Substantially all the Company's inventories are in work in process.

5.   DEBT

     The Company has a mortgage loan of $2,424,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has a $2,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. The agreement expires May 31, 1999 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at June 30, 1998.

6.   LITIGATION

     The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

RESULTS FOR THE QUARTER ENDED JUNE 30, 1998 COMPARED TO THE QUARTER ENDED JUNE 30, 1997

NET SALES

     Net sales were $3,359,000 for the second quarter ended June 30, 1998, a decrease of $1,165,000 or 26% below the second quarter of 1997. The decline was the result of a combination of factors including a Company decision to exit the low margin commodity business; shifts by customers to alternate materials and suppliers; and lower volumes associated with certain customers products entering later stages in their life cycles. Net sales to Motorola decreased by $774,000. The products produced for Motorola are maturing and their requirements have been shrinking. Net sales to LK Products decreased by $488,000. LK Products has shifted its product to an alternate material. Net sales to Spectrian increased by $424,000. Net sales in general were reduced due to low demands in the second quarter.

     The Company's three largest customers accounted for 65% of the Company's net sales for the second quarter ended June 30, 1998 compared to 54% in the second quarter of 1997.

GROSS PROFIT AND COST OF GOODS SOLD

     Gross profit decreased to $662,000 in the second quarter of 1998 from $1,090,000 in the second quarter of 1997. The decrease in gross profit was the result of a decrease in Net sales of 26%. Gross Margin decreased to approximately 20% in the second quarter of 1998 from 24% in the second quarter of 1997. Direct and Indirect labor was down $148,000 due mainly to lower volume in the second quarter of 1998.

     During the fourth quarter of 1997, the Company decided to reposition the P C Dynamics subsidiary located in Frisco, Texas. Management decided the P C Dynamics subsidiary may not have a future place in the Company's strategic plans. As such, management is considering strategic options for P C Dynamics including its sale. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recorded a goodwill impairment charge of $670,000 in 1997. In 1997, the Company also recorded a $2,604,448 impairment of building and equipment for the write down the P C Dynamics building and equipment to an estimate of market value. The building and equipment are recorded in the June 30, 1998 balance sheet as building and equipment to be disposed of at market value less an estimate of selling costs. The market value was determined based on appraisals. As a result of this decision,

Depreciation and Amortization expense was $52,000 less than the first quarter of 1997.


OPERATING EXPENSES

     General and administrative expenses were $437,000 or 13.0% of net sales in the second quarter of 1998 compared to $648,000 or 14.3% of net sales in the second quarter of 1997. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were down $62,000 due mainly to the resignation of Michael Bayles, the Company's former President. Depreciation and Amortization relating to P C Dynamics was $33,000 less than the second quarter of 1997.

     Selling and marketing expenses were $148,000 or 4.4% of net sales in the second quarter of 1998 compared to $293,000 or 6.5% of net sales in the second quarter of 1997. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Commissions and expenses relating to independent sales organizations were down $114,000 as a result of lower sales. Payroll related expenses were down $31,000 due to staff reductions.

OPERATING INCOME

     Operating income was $77,000 or 2.3% in the second quarter of 1998 compared to $149,000 or 3.3% of net sales in the second quarter of 1997, an decrease of $72,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:


Decrease in net sales                                $  (281,000)
Decrease in gross margin                                (148,000)
Decrease in operating expenses                           357,000
                                                     -----------

Decrease in operating income                         $   (72,000)



INTEREST INCOME

     Interest income from short-term investments was $30,000 in the second quarter of 1998 compared to $30,000 in the second quarter of 1997. Royalty income was $12,000 in the second quarter of 1997.

INTEREST EXPENSE

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $56,000 in the second quarter of 1998 compared to $64,000 in the second quarter of 1997.

GAIN (LOSS) ON DISPOSAL OF FIXED ASSETS

     The Company recorded a gain of $60,000 on the disposal of fixed assets in the second quarter of 1998 compared to a loss of $8,000 in the second quarter of 1997.

INCOME TAXES

     In the second quarter of 1998 the Company had an effective tax rate of 37.8%. In the second quarter of 1997, the Company had an effective tax credit rate of 55.2% due to the effects of state income taxes.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

NET SALES

     Net sales were $6,075,000 for the six months ended June 30, 1998, a decrease of $2,720,000 or 31% below the first six months of 1997. The decrease in sales was due to several factors including a Company decision to exit the low margin commodity business; shifts by customers to alternate materials and suppliers; and the tapering off of specific customer program business as it enters the later stages in its life cycle. Net sales to Motorola decreased by $1,560,000. The products produced for Motorola are maturing and their requirements have been shrinking. Net sales to LK Products decreased by $877,000. LK Products has shifted its product to an alternate material. Net sales to Spectrian increased by $305,000. Net sales in general were reduced due to low requirements.

     The Company's three largest customers accounted for 59% of the Company's net sales for the six months ended June 30, 1998 compared to 53% for the six months ended June 30, 1997.

GROSS PROFIT (LOSS) AND COST OF GOODS SOLD

     Gross profit decreased to $988,000 in the first six months of 1998 from $1,499,000 in the first six months of 1997. The decrease in gross profit was a result of a decrease in net sales of 31%. Gross margin decreased from 17% to 16% for the first six months of 1998. Direct labor and indirect labor was down approximately $462,000 due mainly to a reduction in employees as a result of lower volume for the first six months of 1998.

     During the fourth quarter of 1997, the Company decided to reposition the P C Dynamics subsidiary located in Frisco, Texas. Management decided the P C Dynamics subsidiary may not have a future place in the Company's strategic plans. As such, management is considering strategic options for P C Dynamics including its sale. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recorded a goodwill impairment charge of $670,000 in 1997. In 1997, the Company also recorded a $2,604,448 impairment of building and equipment for the write down the P C Dynamics building and equipment to an estimate of market value. The building and equipment are recorded in the June 30, 1998 balance sheet as building and equipment to be disposed of at market value less an estimate of selling costs. The market value was determined based on appraisals. As a result of this decision, Depreciation and Amortization expense was $120,000 less than the second quarter of 1997.

OPERATING EXPENSES

     General and administrative expenses were $863,000 or 14.2% of net sales for the first six months of 1998 compared to $1,386,000 or 15.8% of net sales for the first six months of 1997. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. On April 15, 1996 the Company engaged a consulting firm to provide consulting services with respect to the Company's operations, which services resulted in additional expenses of $110,000 for the first six months of 1997. The consultants completed their work with the Company in February 1997. Payroll related expenses were down $102,000 due to staff reductions and the resignation of Michael Bayles, the Company's former President. Depreciation and Amortization relating to P C Dynamics was $65,000 less than the first six months of 1997.

     Selling and marketing expenses were $308,000 or 5.1% of net sales for the first six months of 1998 compared to $593,000 or 6.7% of net sales for the first six months of 1997. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Commissions and expenses relating to independent sales organizations were down $197,000 as a result of lower sales. Payroll related expenses were down $70,000 due to staff reductions.

OPERATING (LOSS)

     Operating loss was ($183,000) for the first six months of 1998 compared to ($480,000) for the first six months of 1997, an improvement of $297,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:


Decrease in net sales                                $  (464,000)
Decrease in gross margin                                 (47,000)
Decrease in operating expenses                           808,000
                                                     -----------

Decrease in operating loss                           $   297,000


INTEREST INCOME

     Interest income from short-term investments was $65,000 for the six months ended June 30, 1998 compared to $52,000 for the six months ended June 30, 1997. Interest income for the six months ended June 30, 1997 includes $37,000 from the notes receivable, obtained in the sale of the Assembly Division in 1996. Royalty income was $7,000 for the six months ended June 30, 1998 compared to $12,000 for the six months ended June 30, 1997.

INTEREST EXPENSE

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $114,000 for the first six months of 1998 compared to $127,000 for the first six months of 1997.

GAIN ON DISPOSAL OF ASSETS

     The Company recorded a gain of $39,000 on the disposal of fixed assets for the first six months of 1998 compared to $34,000 for the first six months of 1997.

INCOME TAXES

     For the first six months of 1998 the Company had an effective tax credit rate of 43.0% due to the effects of state income taxes. For the first six months of 1997 the Company had an effective tax credit rate of 32.5%.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided/(used) from operations was $(395,000) for the first six months of 1998 compared to 1,453,000 for the first six months of 1997. Inventories increased $440,000 due mainly to Lucent ($163,000) and the additional investment in the Bonding Process ($204,000). Depreciation and amortization was down $297,000 due to the write-down of the P C Dynamics assets in December 1997. Accrued expenses were down $374,000 due mainly to payments made for Property taxes and Litigation settlements. The Company collected Income tax refunds of $1,886,000 that offset losses of ($343,000) for the first six months of 1997. The Company also collected $1,027,000 of Income tax refunds in the third quarter of 1998.

     Capital expenditures to improve manufacturing processes were $141,000 in the first six months of 1998. Capital expenditures were $282,000 in the first six months of 1997, $105,000 to upgrade the network system at the Bensenville facility.

     The Company has a mortgage loan of $2,424,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2% over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has a $2,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. The agreement expires May 31, 1999 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at June 30, 1998.

     As of June 30, 1998, the company has $2,424,000 of debt and $3,024,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash and investment balances and its capacity for debt will be sufficient to fund current business operations.

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

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

          None


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          10.11    Michael Bayles Consulting Agreement

          27       Financial Data

(b) The Company filed a report on Form 8-K dated May 1, 1998 announcing Michael Bayles will be stepping down as President and Chief Operating Officer, but will remain on as a Consultant to the Management Team. Joseph Turek, Chairman and Chief Executive Officer will assume his day to day responsibilities.

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    M~WAVE, INC.

Date: August 7, 1998                       /s/    PAUL H. SCHMITT
                                           -------------------------------------
                                                  Paul H. Schmitt

                                             Chief Financial Officer

                                  EXHIBIT INDEX




         Exhibit
           No              Description
        -------            -----------
          10.11    Michael Bayles Consulting Agreement

          27       Financial Data
