Form 10-Q
period 1998-09-30
M WAVE INC
filed 1998-11-06
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1998       Commission File No.   0-19944
----------------------------------------       -----------------------------



                                  M~WAVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               DELAWARE                                36-3809819
--------------------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S.  Employer
     incorporation or organization)                 identification No.)


216 Evergreen Street, Bensenville, Illinois               60106
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number including area code:    (630) 860-9542
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


The registrant has 3,049,806 shares of common stock outstanding at November 6, 1998.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                  M~WAVE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                       (UNAUDITED)
                                                                                      DECEMBER 31,     SEPTEMBER 30
                                                                                         1997              1998
                                                                                     ------------      ------------
                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .................................................      $  3,534,315      $  4,240,941
    Accounts receivable, net of allowance for doubtful accounts,
     1997- $10,233: 1998 $10,233 ..............................................         1,734,959         1,879,416
    Inventories ...............................................................           894,665         1,401,492
    Refundable income taxes ...................................................         1,289,027           557,074
    Deferred income taxes .....................................................           371,026           118,977
    Prepaid expenses and other ................................................            30,591            61,859
                                                                                     ------------      ------------
        Total current assets ..................................................         7,854,583         8,259,759
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements ..........................................         2,360,152         2,360,152
    Machinery and equipment ...................................................         7,249,005         7,216,573
                                                                                     ------------      ------------
        Total property, plant and equipment ...................................         9,609,157         9,576,725
    Less accumulated depreciation .............................................        (4,014,265)       (4,529,526)
                                                                                     ------------      ------------
        Property, plant and equipment-net .....................................         5,594,892         5,047,199
ASSETS TO BE DISPOSED OF, NET .................................................         3,235,000         3,233,405
OTHER ASSETS ..................................................................             7,862             6,575
                                                                                     ------------      ------------
TOTAL .........................................................................      $ 16,692,337      $ 16,546,938
                                                                                     ============      ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ..........................................................      $    838,610      $  1,301,128
    Accrued expenses ..........................................................         1,029,038           716,796
    Current portion of long-term debt .........................................           307,605           307,605
                                                                                     ------------      ------------
        Total current liabilities .............................................         2,175,253         2,325,529

DEFERRED INCOME TAXES .........................................................           317,947           317,947
LONG-TERM DEBT ................................................................         2,268,028         2,040,803
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued
    Common stock, $.01 par value; authorized, 10,000,000 shares 3,069,806 shares issued and 3,049,806 shares outstanding at December 31, 1997, 3,069,806
      shares issued and 3,049,806 shares outstanding at September 30, 1998 ....            30,698            30,698
    Additional paid-in capital ................................................         7,574,688         7,574,688
    Retained earnings .........................................................         4,445,723         4,377,273
    Treasury stock:  20,000 shares, at cost ...................................          (120,000)         (120,000)
                                                                                     ------------      ------------
        Total stockholders' equity ............................................        11,931,109        11,862,659
                                                                                     ------------      ------------
TOTAL .........................................................................      $ 16,692,337      $ 16,546,938
                                                                                     ============      ============



                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three months ended September 30,
                                           --------------------------------
                                               1997                 1998
                                           -----------          -----------
Net sales ................................ $ 4,579,624          $ 3,550,212
Cost of goods sold .......................   3,558,755            2,926,299
                                           -----------          -----------
  Gross profit ...........................   1,020,869              623,913

Operating expenses:
  General and administrative .............     535,256              385,942
  Selling and marketing ..................     257,788              153,065
                                           -----------          -----------
    Total operating expenses .............     793,044              539,007
                                           -----------          -----------

  Operating income .......................     227,825               84,906

Other income (expense):
  Interest income ........................      52,477               44,593
  Interest expense .......................     (62,730)             (55,448)
  Gain (loss) on disposal of assets ......       5,000                    0
                                           -----------          -----------
    Total other income (expense)                (5,253)             (10,855)
                                           -----------          -----------

    Income before income taxes ...........     222,572               74,051

Provision for income taxes ...............      96,300               36,615
                                           -----------          -----------

Net income ............................... $   126,272          $    37,436
                                           ===========          ===========

Net income per share basic and diluted     $      0.04          $      0.01


Weighted average shares                      3,049,806            3,049,806




                 See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Nine months ended September 30,
                                  -------------------------------
                                      1997              1998
                                  ------------      -------------

Net sales ....................... $ 13,374,680      $   9,625,492
Cost of goods sold ..............   10,854,672          8,013,444
                                  ------------      -------------
  Gross profit ..................    2,520,008          1,612,048

Operating expenses:
  General and administrative ....    1,921,527          1,248,510
  Selling and marketing .........      850,894            461,415
                                  ------------      -------------
    Total operating expenses ....    2,772,421          1,709,925
                                  ------------      -------------

  Operating loss ................     (252,413)           (97,877)

Other income (expense):
  Interest income ...............      117,537            116,586
  Interest expense ..............     (189,623)          (169,140)
  Gain on disposal of assets ....       39,089             38,806
                                  ------------      -------------
    Total other (expense)  ......      (32,997)           (13,748)
                                  ------------      -------------

    Loss before income  taxes ...     (285,410)          (111,625)

Credit for income taxes .........      (68,580)           (43,175)
                                  ------------      -------------

Net loss ........................    ($216,830)          ($68,450)
                                  ============      =============

Net loss per share                      ($0.07)            ($0.02)


Weighted average shares              3,042,430          3,049,806




                 See notes to consolidated financial statements.

                                  M~WAVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            Nine months ended September 30,
                                                            -------------------------------
                                                                1997                1998
                                                            -----------         -----------
OPERATING ACTIVITIES:
  Net (loss) ..............................................   ($216,830)           ($68,450)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
      Gain on disposal of property, plant and equipment ...     (39,089)            (38,806)
      Depreciation and amortization .......................   1,201,963             659,416
      Deferred income taxes ...............................     328,037             252,049
    Changes in assets and liabilities:
      Accounts receivable-trade ...........................    (634,727)           (144,457)
      Inventories .........................................      53,793            (506,827)
      Income taxes ........................................   1,489,747             731,953
      Prepaid expenses and other assets ...................     142,006             (29,980)
      Accounts payable ....................................    (365,441)            462,518
      Accrued expenses ....................................    (225,244)           (312,242)
                                                            -----------         -----------
         Net cash flows from operating activities .........   1,734,215           1,005,174
                                                            -----------         -----------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment ...............    (384,844)           (248,123)
  Proceeds from sale of property, plant and equipment .....      67,100             176,800
                                                            -----------         -----------
         Net cash flows from investing activities .........    (317,744)            (71,323)

FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options ......      32,500                   0
  Common stock issued for cash ............................      49,998                   0
  Payments on long term debt ..............................    (258,473)           (227,225)
                                                            -----------         -----------
         Net cash flows from financing activities .........    (175,975)           (227,225)
                                                            -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......   1,240,496             706,626

CASH AND CASH EQUIVALENTS - Beginning of period ...........   1,216,859           3,534,315
                                                            -----------         -----------
CASH AND CASH EQUIVALENTS - End of period ................. $ 2,457,355         $ 4,240,941
                                                            ===========         ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest .............. $   189,623         $   169,140




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

5.       DEBT

         The Company has a mortgage loan of $2,348,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

         The Company has a $2,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. The agreement expires May 31, 1999 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at September 30, 1998.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO THE
QUARTER ENDED SEPTEMBER 30, 1997

NET SALES

         Net sales were $3,550,000 for the third quarter ended September 30, 1998, a decrease of $1,029,000 or 23% below the third quarter of 1997. The decline was the result of a combination of factors including a Company decision to exit the low margin commodity business; shifts by customers to alternate materials and suppliers; and lower volumes associated with certain customers products entering later stages in their life cycles. Net sales to Motorola decreased by $712,000. The products produced for Motorola are maturing and their requirements have been shrinking. Net sales to Hewlett Packard decreased by $175,000. Net sales to Spectrian increased by $191,000. Net sales to Lucent were up $56,000. Net sales in general were reduced due to lower demands in the third quarter.

         The Company's three largest customers accounted for 65% of the Company's net sales for the third quarter ended September 30, 1998 compared to 55% in the third quarter of 1997.

GROSS PROFIT AND COST OF GOODS SOLD

         Gross profit decreased to $624,000 in the third quarter of 1998 from $1,021,000 in the third quarter of 1997. The decrease in gross profit was the result of a decrease in Net sales of 23%. Gross Margin decreased to approximately 18% in the third quarter of 1998 from 22% in the third quarter of 1997. Variable manufacturing costs were down $309,000 and fixed manufacturing costs were down $297,000. Direct and Indirect labor was down $97,000 due mainly to lower volume in the third quarter of 1998.

         During the fourth quarter of 1997, the Company decided to reposition the P C Dynamics subsidiary located in Frisco, Texas. Management decided the P C Dynamics subsidiary may not have a future place in the Company's strategic plans. As such, management is considering strategic options for P C Dynamics including its sale. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recorded a goodwill impairment charge of $670,000 in 1997. In 1997, the Company also recorded a $2,604,448 impairment of building and equipment for the write down the P C Dynamics building and equipment to an estimate of market value. The building and equipment are recorded in the September 30, 1998 balance sheet as building and equipment to be disposed of at market value less an estimate of selling costs. The market value was determined based on appraisals. As a result of this decision, Depreciation and Amortization expense was $64,000 less than the third quarter of 1997.


OPERATING EXPENSES

         General and administrative expenses were $386,000 or 10.9% of net sales in the third quarter of 1998 compared to $535,000 or 11.7% of net sales in the third quarter of 1997. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were down $88,000 due mainly to the resignation of Michael Bayles, the Company's former President. Depreciation and Amortization relating mainly to P C Dynamics was $62,000 less than the third quarter of 1997.

         Selling and marketing expenses were $153,000 or 4.3% of net sales in the third quarter of 1998 compared to $258,000 or 5.6% of net sales in the third quarter of 1997. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Commissions and expenses relating to independent sales organizations were down $100,000 as a result of lower sales.

OPERATING INCOME

         Operating income was $85,000 or 2.4% in the third quarter of 1998 compared to $228,000 or 5.0% of net sales in the third quarter of 1997, an decrease of $143,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

Decrease in net sales                                $  (229,000)
Decrease in gross margin                                (168,000)
Decrease in operating expenses                           254,000
                                                     -----------

Decrease in operating income                         $  (143,000)

INTEREST INCOME

         Interest income from short-term investments was $45,000 in the third quarter of 1998 compared to $52,000 in the third quarter of 1997.

INTEREST EXPENSE

         Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $55,000 in the third quarter of 1998 compared to $63,000 in the third quarter of 1997.

GAIN (LOSS) ON DISPOSAL OF FIXED ASSETS

         The Company recorded a gain of $5,000 on the disposal of fixed assets in the third quarter of 1997.

INCOME TAXES

         In the third quarter of 1998 the Company had an effective tax rate of 49.4% due to the effects of state income taxes. In the third quarter of 1997, the Company had an effective tax credit rate of 43.3%.

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES

         Net sales were $9,625,000 for the nine months ended September 30, 1998, a decrease of $3,749,000 or 28% below the first nine months of 1997. The decrease in sales was due to several factors including a Company decision to exit the low margin commodity business; shifts by customers to alternate materials and suppliers; and the tapering off of specific customer program business as it enters the later stages in its life cycle. Net sales to Motorola decreased by $2,273,000. The products produced for Motorola are maturing and their requirements have been shrinking. Net sales to LK Products decreased by $879,000. LK Products has shifted its product to an alternate material. Net sales to Spectrian increased by $495,000. Net sales in general were reduced due to low requirements.

         The Company's three largest customers accounted for 61% of the Company's net sales for the nine months ended September 30, 1998 compared to 51% for the nine months ended September 30, 1997.

GROSS PROFIT (LOSS) AND COST OF GOODS SOLD

         Gross profit decreased to $1,612,000 in the first nine months of 1998 from $2,520,000 in the first nine months of 1997. The decrease in gross profit was a result of a decrease in net sales of 28%. Gross margin decreased from 18.8% to 16.7% for the first nine months of 1998. Variable manufacturing costs were down $1,817,000 and fixed manufacturing costs were down $904,000. Direct labor and indirect labor was down approximately $559,000 due mainly to a reduction in employees as a result of lower volume for the first nine months of 1998.

         During the fourth quarter of 1997, the Company decided to reposition the P C Dynamics subsidiary located in Frisco, Texas. Management decided the P C Dynamics subsidiary may not have a future place in the Company's strategic plans. As such, management is considering strategic options for P C Dynamics including its sale. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recorded a goodwill impairment charge of $670,000 in 1997. In 1997, the Company also recorded a $2,604,448 impairment of building and equipment for the write down the P C Dynamics building and equipment to an estimate of market value. The building and equipment are recorded in the September 30, 1998 balance sheet as building and equipment to be disposed of at market value less an estimate of selling costs. The market value was determined based on appraisals. As a result of this decision,

Depreciation and Amortization expense was $184,000 less than the third quarter of 1997.

OPERATING EXPENSES

         General and administrative expenses were $1,249,000 or 13.0% of net sales for the first nine months of 1998 compared to $1,922,000 or 14.4% of net sales for the first nine months of 1997. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. On April 15, 1996 the Company engaged a consulting firm to provide consulting services with respect to the Company's operations, which services resulted in additional expenses of $110,000 for the first nine months of 1997. The consultants completed their work with the Company in February 1997. Payroll related expenses were down $189,000 due to staff reductions and the resignation of Michael Bayles, the Company's former President. Depreciation and Amortization mainly relating to P C Dynamics was $144,000 less than the first nine months of 1997.

         Selling and marketing expenses were $461,000 or 4.8% of net sales for the first nine months of 1998 compared to $851,000 or 6.4% of net sales for the first nine months of 1997. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Commissions and expenses relating to independent sales organizations were down $298,000 as a result of lower sales. Payroll related expenses were down $70,000 due to staff reductions.

OPERATING (LOSS)

         Operating loss was ($98,000) for the first nine months of 1998 compared to ($252,000) for the first nine months of 1997, an improvement of $154,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:


Decrease in net sales                                $  (706,000)
Decrease in gross margin                                (202,000)
Decrease in operating expenses                         1,062,000
                                                     -----------

Decrease in operating loss                           $   154,000


INTEREST INCOME

         Interest income from short-term investments was $110,000 for the nine months ended September 30, 1998 compared to $105,000 for the nine months ended September 30, 1997. Interest income for the nine months ended September 30, 1997 includes $37,000 from the notes receivable, obtained in the sale of the Assembly Division in 1996. Royalty income was $7,000 for the nine months ended September 30, 1998 compared to $12,000 for the nine months ended September 30, 1997.


INTEREST EXPENSE

         Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $169,000 for the first nine months of 1998 compared to $190,000 for the first nine months of 1997.

GAIN ON DISPOSAL OF ASSETS

         The Company recorded a gain of $39,000 on the disposal of fixed assets for the first nine months of 1998 and 1997.

INCOME TAXES

         For the first nine months of 1998 the Company had an effective tax credit rate of 38.6%. For the first nine months of 1997 the Company had an effective tax credit rate of 24.0% due to the effects of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided/(used) from operations was $1,005,000 for the first nine months of 1998 compared to 1,734,000 for the first nine months of 1997. Inventories increased $507,000 due mainly to Lucent ($61,000) and the additional investment in the Bonding Process ($104,000). Depreciation and amortization was $659,000, down $543,000 due to the write-down of the P C Dynamics assets in December 1997. Accrued expenses were down $312,000 due mainly to payments made for Litigation settlements. The Company collected Income tax refunds of $1,027,000 that offset losses of ($68,000) for the first nine months of 1998. The Company collected $1,886,000 of Income tax refunds in 1997.

         Capital expenditures to improve manufacturing processes were $248,000 in the first nine months of 1998. Capital expenditures were $385,000 in the first nine months of 1997, $105,000 to upgrade the network system at the Bensenville facility.

         The Company has a mortgage loan of $2,424,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

         The Company has a $2,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. The agreement expires May 31, 1999 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at September 30, 1998.

         As of September 30, 1998, the company has $2,348,000 of debt and $4,241,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash and investment balances and its capacity for debt will be sufficient to fund current business operations.

INFLATION

         Management believes inflation has not had a material effect on the Company's operation or on its financial position.

YEAR 2000 COMPLIANCE

         Many computer and other software and hardware systems currently are not, or will or may not be, able to read, calculate or output correctly using dates after 1999 and such systems will require significant modifications in order to be "Year 2000 compliant." This issue may have a material adverse affect on the Company's business, financial condition and results of operations because its computer and other systems are integral parts of the Company's distribution activities as well as its accounting and other information systems and because the Company will have to divert financial resources and personnel to address this issue.

         The Company has reviewed its computer and other hardware and software systems and has recently begun upgrading those systems that it has identified as not being year 2000 compliant. The existing systems will be upgraded either through modification or replacement. The Company currently anticipates that it will complete testing of these upgrades by the end of fiscal 1999.

         Although the Company is not aware of any material operational impediments associated with upgrading its computer and other hardware and software systems to be year 2000 compliant, the Company cannot make any assurances that the upgrade or the Company's computer systems will be completed on schedule or, that the upgraded systems will be free of defects. If any such risks materialize, the Company could experience material adverse consequences to its business, financial condition and results of operations.

         Year 2000 compliance may also adversely affect the Company's business financial conditions and results of operations indirectly by causing complications of, or otherwise affecting, the operations of any one or more of its suppliers and customers.

The Company is contacting its significant suppliers and customers in an attempt to identify any potential year 2000 compliance issues with them. The Company is currently unable to anticipate the magnitude of the operational or financial impact of year 2000 compliance issues with its suppliers or customers.

         The Company incurred approximately $55,000 through fiscal 1998 and expects to incur approximately $100,000 through fiscal 1999 to resolve and test the Company's year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance will be expensed as incurred, other than acquisitions of new software or hardware, which will be capitalized.

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

                                            M~WAVE, INC.

Date: November 6, 1998              /S/    PAUL H. SCHMITT
                                    ------------------------------
                                            Paul H. Schmitt

                                    Chief Financial Officer