Form 10-K405
period 1998-12-31
M WAVE INC
filed 1999-03-30
CIK 883842

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                   For the fiscal year ended December 31, 1998
                         Commission file number 0-19944

                                  M~WAVE, Inc.
             (Exact name of registrant as specified in its charter)


            Delaware                                                  36-3809819
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

216 Evergreen Street, Bensenville, Illinois                            60106
-------------------------------------------                       --------------

(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code                (630) 860-9542
                                                                  --------------


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.01 par value)
(Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 22, 1999 was approximately $1,689,000, computed on the basis of the last reported sale price per share ($1.125) of such stock on the NASDAQ SmallCap Market.

The Registrant has 2,267,842 common shares outstanding at March 22, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Proxy Statement for the Annual Meeting are incorporated by reference in Part III of this Form.

Index to Exhibits listed on page 42.

PART I


Item 1. Business

The Company

M~Wave, Inc., operates through its wholly-owned subsidiaries Poly Circuits, Inc. and P C Dynamics Corporation (collectively, the "Company"). In December 1997, the Company announced that the P C Dynamics subsidiary does not have a place in the Company's strategic plans and the Company will eventually exit the Military market and concentrate all efforts in the Commercial market segments. The Company manufactures printed circuit boards using Teflon-based laminates to customers' specifications. In addition, the Company produces customer specified bonded assemblies consisting of a printed circuit board bonded in some manner to a metal carrier or pallet. One bonding technique used by the Company is Flexlink(TM), a patented process granted to the Company in 1993.

The Company's printed circuit boards and bonded assemblies are used in wireless communication systems and other devices and equipment operating in the microwave frequency spectrum of 800 MHz and above. These devices and equipment include cellular telephones, direct broadcast satellite television, global positioning satellite systems, personal communication networks and military "smart" weapons. The Teflon(TM) based boards and assemblies are advantageous for microwave systems because of their extremely low circuit transmission and power losses, coupled with stable, predictable electrical characteristics.

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

Segments within the commercial markets have experienced growth in recent years due to: (i) increased efficiency of microwave systems; (ii) a commercial market based upon increasing acceptance of microwave frequency products; (iii) a continuing need to upgrade systems based upon microwave technology; and (iv) crowding of the available frequency spectrum below 800 MHz. The Company's strategy is to increase sales of its commercial products to support the growth of its customers in these industry segments.

M~Wave, Inc. was incorporated in Delaware in January 1992 in connection with a 100 for 1 share exchange with the former stockholders of Poly Circuits, Inc. The Company's executive offices are located at 216 Evergreen Street, Bensenville, Illinois, 60106, and its telephone number is (630) 860-9542.

Industry and Market

There are Commercial and Military-related types of customers within the market for microwave related printed circuit boards and bonded assemblies. Within both customer types there has been an "outsourcing" trend whereby end users have gotten out of internal production of printed circuit boards and bonded assemblies and moved to buying these products from "contract manufacturing" board shops. The market for microwave related printed circuit boards and bonded assemblies is expected to grow as wireless communication systems are expanded and improved. Although new growth will occur, pricing pressures will also grow thereby depressing margins for printed circuit board manufacturers.

One of the most widely recognized high frequency wireless communication systems in commercial use is the cellular telephone. Cellular systems operate at the lower end of the microwave spectrum and use Teflon(TM) based printed circuit boards and bonded assemblies in signal amplification base assemblies. As cellular telephones increase their market penetration, additional cellular base stations will be constructed to improve geographic coverage and system capacity. Approximately 51%, 49% and 39% of the Company's revenues in 1998, 1997, and 1996, respectively, were related to the cellular telephone industry.

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

Approximately 20 independent sales organizations are paid a commission to represent the Company in geographical territories. International sales of the Company's products have accounted for less than 5% of revenues in each of 1998, 1997 and 1996.

In 1998, Motorola, Lucent and Spectrian accounted for 7%, 9% and 37%, respectively, of the Company's revenues. In 1997, Motorola, Lucent and Spectrian accounted for 19%, 7% and 26%, respectively, of the Company's revenues. In 1996, Motorola, Lucent and Spectrian accounted for 26%, 8% and 10%, respectively, of the Company's revenues. The loss of, or a substantial reduction in or change in the mix of orders from, any one or more of the Company's major customers could have a material adverse effect on the Company's results of operations and financial condition. The Company continues vigorously to pursue a strategy of being a major source to its customers, but intends to seek to be one of a few key suppliers rather than the sole supplier.

As of December 31, 1998, the Company had an order backlog of approximately $3,772,000 compared to $2,626,000 at December 31, 1997. Nearly all of the Company's backlog is subject to cancellation or postponement without significant penalty. Accordingly, the Company does not believe that this backlog is necessarily indicative of the Company's future results of operations or prospects.

Products and Production

The Company produces microwave related Teflon(TM) based printed circuit boards. The Company also bonds microwave related printed circuit boards to metal carriers or pallets using a variety of bonding techniques including a Company patented process called Flexlink(TM). The use of Teflon(TM) in the manufacturing of printed circuit boards is demanding. This is so because Teflon(TM) is a thermo-plastic which, in a cured state, exhibits a high coefficient of thermal expansion and polymeric molecular cross-linking which makes plating circuitry difficult. Manufacturing microwave-related circuit boards requires tolerances measured in ten thousandths of an inch. Despite these manufacturing complexities, the Company realized a yield of approximately 91% in 1998, compared to 90% in 1997. The increase was related to production efficiencies achieved at the Poly Circuits facility. This rate has helped the Company reduce its manufacturing costs, which is particularly important because Teflon(TM) is substantially more expensive than laminates used in low frequency applications.

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

The Company maintains in-house capabilities to perform substantially all processes, thereby minimizing the reliance upon outside sources. The Company devotes significant time and attention to quality control and TQA (Total Quality Assurance). The Company operates an SPC (Statistical Process Control) system that is intended to maintain quality at each process stage by reducing the variability of each process. As the Company's business has evolved towards the production of relatively smaller quantities of more complex products, the Company has at times during 1998 and 1997 encountered difficulty in maintaining its past yield standards.

During 1998, 1997 and 1996, one manufacturer accounted for approximately 66%, 56% and 46%, respectively, of the Teflon based laminate supplied to the Company. There are only four U. S. manufacturers of Teflon based laminate. Any disruption or termination of these sources of Teflon based laminate could adversely affect the Company's operations. Moreover, any prolonged disruption or termination of the Company's principal supplier of Teflon based laminate could have a material adverse effect on the Company's business and damage customer relationships. The Company purchases Teflon based laminate pursuant to an ongoing purchase order relationship. The Company believes its relationship with its principal supplier of Teflon based laminate is good.

Product Development

The Company's product development efforts have been a part of its ongoing activities. The Company has developed the Flexlink(TM) process, the bonding of materials with dissimilar coefficients of thermal expansion, and the fusion bonding of Teflon based laminate for multi-layer circuit fabrication. The Company was granted a patent in 1993 by the United States Patent Office for its Flexlink(TM) process. The Company developed an enhanced version of Flexlink(TM) in 1996.

Pro-Cor(TM) is a patented product intended to serve the antennae segment of the microwave telecommunications market. Customers have expressed high interest due to its special electrical and mechanical properties, since they exceed the performance expectations of Teflon substrates. Pro-Cor(TM) is significantly less expensive than Teflon allowing antennae design engineers a cost effective alternative to current materials. A major domestic antennae manufacturer recently funded a Research and Development project to qualify Pro-Cor(TM) in space applications. The Company was granted a patent in 1998 for the Pro-Cor(TM) foam circuit board product.

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

Based on information available to the Company, which in most cases includes an estimate of liability, legal fees and other factors, a reserve for indicated environmental liabilities has been made in the aggregate amount of approximately $10,000. The Company spent approximately $33,000 in 1998 complying with EPA regulations.

Patents

Due to rapidly changing technology, the Company believes its success depends primarily upon the engineering, marketing, manufacturing and support skills of its personnel, rather than upon patent protection. The Company was granted a patent in 1993 by the United States Patent Office for its Flexlink(TM) process.

The Company was granted three (3) patents in 1998. Two (2) patents were granted to the Company for a printed circuits board process using plasma spraying of conductive metal. The plasma spraying process eliminates a significant portion of the wet process currently used to produce printed circuit boards. It is an environmentally friendly "green process" for producing printed circuit boards. The Company was also granted a patent in 1998 for a Pro-Cor(TM) foam circuit board product. Pro-Cor(TM) was developed to serve the antennae segment of the microwave telecommunications market. Pro-Cor(TM) is significantly less expensive than Teflon allowing antennae design engineers a cost effective alternative to current materials.

Employees

On December 31, 1998, the Company employed approximately 88 persons. The Company closely monitors the number of employees in response to its periodic production requirements and believes it is positioned appropriately to change the number of employees as changes in production warrant

None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its labor relations to be very good.

Executive Officers of the Registrant

The following is a list of Company's executive officers:

          Name                      Age                       Position
          ----                      ---               -----------------------

          Joseph A. Turek           41                Chairman and
                                                      Chief Executive Officer

          Paul H. Schmitt           52                Secretary and Treasurer

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

Bensenville, Illinois   Manufacturing        14,000        Owned

Bensenville, Illinois   Administrative       13,000        June 30, 2000
                                                           (Subject to option
                                                           to renew for five
                                                                      years)

Frisco, Texas           Administrative;      44,000        Owned
                        Marketing; and
                        Manufacturing

The Company began manufacturing at the Company's new 44,000 square foot building in Frisco, Texas during the fourth quarter of 1996. This facility is subject to a mortgage securing the Company's obligation to repay notes totaling $2,298,000 at December 31, 1998. In December 1997, the Company announced that the P C Dynamics facility located in Frisco, Texas does not have a place in the Company's Strategic Plans. The Company sold substantially all the assets of PC Dynamics Corporation on March 25, 1999, but maintained ownership of the building.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Registrant's common stock is traded on the NASDAQ Small Cap Market (trading symbol MWAV). The following table sets forth, for the calendar periods indicated, the range of the high and low last reported sales prices of the common stock from January 1, 1997 through December 31, 1998 as reported by the NASDAQ.


                                     Year Ended December 31
                    --------------------------------------------------------
                              1998                          1997
                    ------------------------     ---------------------------
                        Low            High          Low           High
 First Quarter      $ 1-7/8       $ 4            $   2-1/8        $  4-5/8

 Second Quarter       1-3/4         4-5/8            2               3-1/2

 Third Quarter        11/16         2-1/4            2-7/16          3-15/16

 Fourth Quarter         3/8         1-7/8            3               6-3/8


As of December 31, 1998, there were approximately 700 shareholders of record owning the common stock of the Company.

The Registrant did not pay any dividends on its common stock in 1998 and intends not to pay dividends in the foreseeable future in order to reinvest its future earnings in the business.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years in the period ended December 31, 1998.




                                                                  Year Ended December 31
                                       --------------------------------------------------------------------------
                                           1998           1997            1996            1995           1994
                                       ------------   ------------    ------------    ------------   ------------

Statement of Operations Data:
   Net sales                           $ 13,120,054   $ 16,697,311    $ 22,643,968    $ 29,512,380   $ 28,009,390
   Gross profit (loss)                    2,433,440      2,703,768        (701,051)      6,971,272      9,623,653
   Operating income (loss)                  182,774     (4,360,400)     (6,219,548)      2,222,939      5,624,471
   Income (loss) before income taxes        173,923     (4,523,648)     (6,820,869)      1,868,426      6,201,013
   Net income (loss)                         18,503     (3,163,652)     (4,357,393)      1,262,955      3,745,935
   Weighted average shares                3,019,813      3,044,289       3,021,041       2,992,985      2,905,054
   Basic earnings (loss) per share             0.01          (1.04)          (1.44)           0.42           1.29
   Diluted shares                         3,021,211      3,044,289       3,021,041       3,072,920      3,006,599
   Diluted earnings (loss) per share           0.01          (1.04)          (1.44)           0.41           1.25


  Balance Sheet Data:
   Working capital                     $  5,342,657   $  5,679,330    $  4,601,703    $  9,110,742   $ 11,046,010
   Total assets                          15,768,374     16,692,337      21,835,551      23,407,823     23,258,012
   Long-term debt                         1,990,337      2,268,028       2,604,464          11,239        423,732
   Stockholders' equity                  11,167,648     11,931,109      15,012,262      19,365,593     17,643,119

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Listed below are the related expenses for 1998, 1997 and 1996 as a percent of sales.

                                          1998       1997       1996
                                       ---------  ---------  ---------
Net sales                                 100.0%     100.0%     100.0%
Cost of goods sold                         81.5       83.8      103.1
                                       ---------  ---------  ---------
   Gross profit (loss)                     18.5       16.2       (3.1)
                                       ---------  ---------  ---------

Operating expenses:
   General and administrative              12.5       13.8       14.3
   Selling and marketing                    4.6        6.1        7.4
   Research and development                 0.0        0.0        1.6
   Impairment of building and
     equipment                              0.0       15.6        0.0
   Goodwill impairment charge               0.0        4.0        0.0
   Writeoff of note receivable              0.0        2.8        1.1
                                       ---------  ---------  ---------
   Total operating expenses                17.1       42.3       24.4

Operating income (loss)                     1.4      (26.1)     (27.5)

Interest income (expense) - net            (0.3)      (0.4)      (0.9)
Gain (loss) on disposal of equipment        0.2       (0.6)      (1.8)
                                       ---------  ---------  ---------
   Total other income (expense)            (0.1)      (1.0)      (2.7)
                                       ---------  ---------  ---------

Income (loss) before income taxes           1.3      (27.1)     (30.2)

Income tax expense (benefit)                1.2       (8.2)     (10.9)
                                       ---------  ---------  ---------

Net income (loss)                           0.1%     (18.9)%    (19.3)%
                                       =========  =========  =========

COMPARISON OF 1998 AND 1997

Net Sales

Net sales for 1998 decreased 21% to $13.1 million from $16.7 million in 1997. The decrease in sales was due to several factors including a Company decision to exit low margin commodity business; shifts by customers to alternate materials and suppliers; and the tapering off of specific customer program business as it enters the later stages in its life cycle. Net sales to Motorola decreased by $2,194,000 or 70% to $927,000. The products produced for Motorola are maturing and their requirements have been reduced. Net sales to Lucent increased by $102,000 or 9% to $1,181,000. Net sales to LK Products decreased by $909,000 or 98% to $17,000. LK Products has shifted their product to an alternative material.

The decline in net sales was partially offset by an increase in net sales to Spectrian, the Company's largest customer, of $414,000 or 9% to $4,789,000 and Rockwell of $640,000 or 52% to $1,872,000.

The Company's three largest customers accounted for 60% of the Company's net sales in 1998 compared to 52% in 1997.

The Company is taking steps to increase its sales by visiting key customers to inform them of the positive changes at the Company.

Gross Profit and Cost of Goods Sold

Gross profit decreased $0.3 million in 1998 from $2.7 million in 1997 to $2.4 million in 1998. Gross margin increased to approximately 18% in 1998 from approximately 16% in 1997. The improvement is due to many factors. Indirect labor costs were down approximately $550,000 mainly due to a reduction in staff in 1997. Depreciation and amortization costs were down approximately $445,000 mainly due to the decision to write-down the assets of the P C Dynamics facility in 1997. Process improvements and controls reduced scrap by $125,000. However, future production problems would adversely impact the Company's gross margins and profitability, which would also result in decreased liquidity and adversely affect the Company's financial position.

Teflon based laminate is the largest single component of the Company's cost of goods sold, representing 18.8% and 15.4% of net sales during 1998 and 1997, respectively. The Company did not experience significant changes in the cost of Teflon based laminate during 1998 and 1997. During 1998 and 1997, one manufacturer accounted for approximately 66% and 56%, respectively, of the Teflon based laminate supplied to the Company.

Operating Expenses

General and administrative expenses were $1,635,000 or 12.5% of net sales in 1998, compared to $2,297,000 or 13.8% of net sales in 1997. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. On April 15, 1996, the Company engaged a consulting firm to provide consulting services with respect to the Company's operations, which services resulted in additional expenses of $100,000 in 1997. The consultants completed their work with the Company in February 1997. Payroll related expenses were down $300,000 due to staff reductions and the resignation of the Company's former president. Depreciation and Amortization mainly relating to PC Dynamics was down $85,000.

Selling and marketing expenses were $616,000 or 4.7% of net sales in 1998, compared to $1,021,000 or 6.1% of net sales in 1997. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products and the commissions paid to independent sales organizations. Commissions and expenses relating to independent sales organizations were down $313,000 as a result of lower sales. Payroll related expenses were down $79,000 due to staff reductions.

During the fourth quarter of 1997, the Company decided to reposition the P C Dynamics subsidiary located in Frisco, Texas. Management decided the P C Dynamics subsidiary did not have a future place in the Company's strategic plans. As such, management is actively marketing P C Dynamics for sale. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a goodwill impairment charge of $670,000 in December, 1997. In December, 1997, the Company also recorded a $2,604,448 impairment of building and equipment for the write down the P C Dynamics building and equipment to an estimate of market value. The building and equipment are recorded in the December 31, 1998 balance sheet as assets to be disposed of and are recorded at market value less an estimate of selling costs.
The market value was determined based on appraisals.

For the year ended December 31, 1998 P C Dynamics' financial results included $4,485,684 of net sales and operating profits of $378,366. For the years ended December 31, 1997 and 1996, P C

Dynamics' financial results included $4,192,303 and $4,786,726 of net sales and operating losses of $4,422,128 and $1,377,584, respectively.

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

Effective December 19, 1997, the Company consented to the transfer of assets of Marquis Microwave Products to TRL Technologies, Inc. provided Marquis Microwave Products pays the Company $400,000. As further consideration, the Company entered into a Royalty agreement that entitles the Company to receive royalties of 3% of net sales of products developed by Marquis Microwave Products, subject to a maximum of $700,000. The Company also agreed that the Promissory Note and the prior royalty agreements dated December 13, 1996 issued by Marquis Microwave Products are null and void. In connection with this transaction the Company recorded a write-off of Note Receivable of $472,000 in December, 1997.

The Company had sustained operating losses on the Assembly Division of $1.1 million in 1996 on revenues of $463,000.

Operating income

Operating income was $183,000 or 1.4% of net sales in 1998, compared to a negative $4,360,000 or negative 26.1% of net sales in 1997. The change in operating income can be summarized as follows:


Decrease in net sales                                            $ (579,000)
Increase in gross margin                                            309,000
1997 Impairment of building and equipment                         2,604,000
1997 Goodwill impairment charge                                     670,000
1997 Write off of note receivable                                   472,000
Decrease in operating expenses                                    1,067,000
                                                                  ---------
Increase in operating income                                     $4,543,000
                                                                  =========

Interest Income

Interest income from short-term investments was $172,000 in 1998 compared to $180,000 in 1997.

Interest Expense

Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $219,000 in 1998 compared to $250,000 in 1997.

Gain (loss) on disposal of fixed assets

The Company recorded a gain of $39,000 in 1998 compared to a loss of $93,000 in 1997 relating to the disposal of fixed assets which are no longer usable in the Company's business.

Income Taxes

The Company had an effective tax credit rate of 89.4% in 1998, and an effective tax credit rate of 30.1% in 1997. The rate of 89.4% in 1998 reflects changes in estimated tax refunds.

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

Gross Profit and Cost of Goods Sold

Gross profit increased $3.4 million in 1997 from a negative $0.7 million in 1996 to $2.7 million in 1997. Gross margin increased to approximately 16% in 1997 from approximately negative 3% in 1996. The improvement is due to many factors. In 1996, the Company incurred sales adjustments for pricing and returns of $1,201,000 and inventory writedowns of $2,719,000 and $747,000 relating to manufacturing scrap and rework and inventory obsolescence, respectively. A total of $301,000 of the inventory writedowns related to the Assembly Division that was sold in December 1996. These charges did not reoccur in 1997. Also, the Bensenville facility made good progress in improving productivity and reducing costs in 1997. This includes moving to one shift from two while improving on time delivery. The Texas facility has not achieved the same magnitude of manufacturing improvements and is hindered by the type of business (small lot sizes) it produces. The Company has made operational changes designed to enhance its quality control and ability to manufacture highly complex products; however, there can be no assurance as to when, or if, these changes will result in improved manufacturing processes. Future production problems would continue to adversely impact the Company's gross margins and profitability, which would also result in decreased liquidity and adversely affect the Company's financial position.

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

During the fourth quarter of 1997, the Company decided to reposition the P C Dynamics subsidiary located in Frisco, Texas. Management decided the P C Dynamics subsidiary did not have a future place in the Company's strategic plans. As such, management is actively marketing P C Dynamics for sale. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a goodwill impairment charge of $670,000. The Company also recorded a $2,604,448 impairment of building and equipment for the write down the P C Dynamics building and equipment to an estimate of market value. The building and equipment are recorded in the December 31, 1998 balance sheet as building and equipment to be disposed of at market value less an estimate of selling costs. The market value was determined based on appraisals.

For the years ended December 31, 1997, 1996 and 1995 P C Dynamics' financial results included $4,192,303, $4,786,726 and $4,172,403 of net sales and operating losses of $4,422,128, $1,377,584 and $353,474, respectively. Until the P C Dynamics business is sold, the Company estimates incurring monthly pre-tax losses in the range of $75,000 to $100,000 per month.

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

Operating loss

Operating income was negative $4.4 million or negative 26.1% of net sales in 1997, compared to a negative $6.2 million or negative 27.5% of net sales in 1996. The change in operating income can be summarized as follows:


Decrease in net sales                                           $   184,000
Increase in gross margin                                          3,221,000
Impairment of building and equipment                             (2,604,000)
Goodwill impairment charge                                         (670,000)
Write off of note receivable                                       (222,000)
Decrease in operating expenses                                    1,950,000
                                                                 ----------
Decrease in operating loss                                      $ 1,859,000
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

Income Taxes

The Company had an effective tax credit rate of 30.1% in 1997, and an effective tax credit rate of 36.1% in 1996.

Earnings per share

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128
- "Earnings per Share" ("SFAS 128"). As required by SFAS 128, all current and prior year earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided/(used) by operations was $1,338,000, $2,645,000 and ($181,000) in 1998, 1997 and 1996, respectively. In 1998, inventories increased $689,000 due mainly to increased investment in work in process ($217,000) and the Bonding Process ($191,000). Depreciation and amortization was $771,000, down $741,000 in 1998 due to the write-down of the PC Dynamics assets in December 1997. Accrued expenses were down $421,000 due mainly to the payments made for litigation settlements. The Company collected income tax refunds of $1,179,000. Cash generated and cash on hand was used to repurchase 781,964 shares of its common stock owned by First Chicago Equity Corporation. Cash generated and cash on hand was also used for the purchase of property, plant and equipment. Purchases of property, plant and equipment were $277,000, $544,000, and $4,723,000 in 1998, 1997 and 1996, respectively. The capital expenditures for 1996 include $3.6 million for the new P C Dynamics facility in Texas. The expenditures were partially financed through mortgage borrowings of $2.9 million. Except for expenditures required to improve the manufacturing processes, the Company presently has no plans for additional capital expenditures.

In January and March 1996, the Company obtained construction loans from American National Bank and Trust Company of Chicago to finance the rebuilding of the P C Dynamics facility in Frisco, Texas. The loans are payable in monthly installments of principal and interest which began in October 1996 and end with a balloon payment of $1,440,000 in October 2001.

The Company has a line of credit from American National Bank and Trust Company of Chicago which provides for a maximum borrowings of $2,000,000 based on 80% of eligible account receivables through May 1998 at an interest rate of prime plus 0.5%. At December 31, 1998, no amounts were outstanding on this line.

On December 18, 1998, the Company repurchased 781,964 shares of its common stock owned by First Chicago Equity Corporation ("FCEC") and its affiliates. The aggregate consideration paid by the Company consisted of $781,964 plus warrants to purchase up to 781,964 shares of the Company's common stock with an exercise price of $1.00 per share (increasing by $0.05 per share each anniversary date of the warrants). The warrants are exercisable only if the Company engages in an extraordinary transaction (e.g., a merger, a consolidation, combination or dissolution) within five years of the issue date of the warrants. The future value of the warrants at year-end was $744,144.

As of December 31, 1998, the Company has $2,298,000 of debt and $3.7 million of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash balance and its capacity for debt will be sufficient to fund current business operations.

The sale of the P C Dynamics subsidiary will have no material effect on liquidity and capital resources because the value of the assets are reflected at net realizable value.

On March 25, 1999, PC Dynamics Corporation, a wholly owned subsidiary of the Company, sold substantially all of its machinery and equipment, inventory and accounts receivable and assigned substantially all of its outstanding contracts and orders to Performance Interconnect Corp., a Texas Corporation ("PIC"). The purchase price paid by PIC consisted of:

     (i)     $893,319 Cash

     (ii) a promissory note in the principal amount of $773,479, which is payable in nine (9) equal monthly installments commencing on July 1, 1999.

     (iii) a promissory note in the principal amount of $293,025, which is payable in monthly installments of $50,000 commencing on May 1, 1999 until paid.

PC Dynamics and PIC also entered into a royalty agreement which provides for PIC to pay PC Dynamics a royalty equal to 8.5% of the net invoice value of certain microwave frequency components and circuit boards sold by PIC for eighteen months following the closing.

In addition, PC Dynamics has leased its facility in Texas to PIC for $17,000 per month for three years. PIC has the right under the lease to purchase the facility from PC Dynamics for $2,000,000 at anytime during the term of the lease.

The Company does not expect this transaction to have a material effect on the financial position of the Company. The sale of the assets will have an effect on net income of up to $100,000.

Inflation

Management believes inflation has not had a material effect on the Company's operation or on its financial position.

New Accounting Pronouncements

Statement of Financial Standard 132 - "Disclosures of Pension information." This new Statement should have no material effect on the Company.

Statement of Financial Standard 133 - "Reporting on Derivatives and Hedging Transactions." This new Statement should have no material effect on the Company.

Statement of Financial Standard 134 - "Accounting for Mortgage backed Securities." This new Statement should have no material effect on the Company.

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

Although the Company is not aware of any material operational impediments associated with upgrading its computer and other hardware and software systems to be year 2000 compliant, the Company cannot make any assurances that the upgrade or the Company's computer systems will be completed on schedule, or that the upgraded systems will be free of defects. If any such risks materialize, the Company could experience material adverse consequences to its business, financial condition and results of operations.

Year 2000 compliance may also adversely affect the Company's business financial conditions and results of operations indirectly by causing complications to, or otherwise affecting, the operations of any one or more of its suppliers and customers. The Company is contacting its significant suppliers and customers in an attempt to identify any potential year 2000 compliance issues with them. The Company is currently unable to anticipate the magnitude of the operational or financial impact of year 2000 compliance issues with its suppliers or customers.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated financial statements and the related notes for each of the three years in the period ended December 31, 1998 are filed in response to this Item pursuant to Item 14.

The supplementary data regarding quarterly results of operations, set forth under the caption "Selected Quarterly Financial Data (Unaudited)" following the aforementioned consolidated financial statements, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III


Item 10.  Directors and Executive Officers of the Registrant

Information required by this Item with respect to Executive Officers of the Company is set forth in Part I, Item 4 and is incorporated herein by this reference. Information required by this Item with respect to members of the Board of Directors of the Company will be contained in the Proxy Statement for the Annual Meeting of Stockholders (the "1999 Proxy Statement"), and is incorporated herein by this reference.

Item 11.  Executive Compensation

Information required by this Item will be contained in the 1999 Proxy Statement and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this Item will be contained in the 1999 Proxy Statement and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

Information required by this Item will be contained in the 1999 Proxy Statement and is incorporated herein by this reference.

PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     1.   Financial Statements

                                                             Page in the
                                                               Form 10-K

          Independent Auditors' Report                             24

          Independent Auditors' Report                             25

          Consolidated Balance Sheets
             December 31, 1998 and 1997                            26


          Consolidated Statements of Operations
             Years Ended December 31, 1998, 1997 and 1996          27

          Consolidated Statements of Stockholders' Equity
             Years Ended December 31, 1998, 1997 and 1996          28

          Consolidated Statements of Cash Flows
             Years Ended December 31, 1998, 1997 and 1996       29-30

          Notes to Consolidated Financial Statements            31-39

          Selected Quarterly Financial Data (Unaudited)            40

          Subsidiaries                                             44

(a)     2.   Financial Statement Schedules

             None

 (a)    3.   Exhibits

             The exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

(b)     The Company filed a reports on Form 8-K as follows:

            (1) Dated November 25, 1998 announced it was notified by First
                Chicago Equity Capital that they intended to nominate Lawrence Fox and Christopher Saenger to stand for election as directors at the Company's annual meeting of stockholders.

            (2) Dated December 21, 1998 announced the Company had repurchased
                781,964 shares of its common stock owned by First Chicago Equity Corporation.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



    Board of Directors
    M~Wave, Inc.

    We have audited the accompanying consolidated balance sheets of M~Wave, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the management of M~Wave, Inc. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of M~Wave, Inc. and Subsidiaries for the year ended December 31, 1996 was audited by other auditors whose report dated February 17, 1997 expressed an unqualified opinion on those statements.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M~Wave, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

    We also audited the adjustments that were applied to restate the 1996 earnings per share information to give retroactive effect to the adoption of Statement of Financial Accounting Standards No. 128, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied.


    GRANT THORNTON LLP


    Chicago, Illinois
    January 29, 1999 (except for Note 3 as to which the date is March 25, 1999)

    INDEPENDENT AUDITORS' REPORT


    To the Board of Directors and Stockholders
    M~Wave, Inc.
    Bensenville, Illinois


    We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of M~Wave, Inc. and subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of M~Wave, Inc. and subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.




    Deloitte & Touche LLP


    Chicago, Illinois
    February 17, 1997

M~WAVE, Inc. and Subsidiaries


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

ASSETS                                                             1998                1997
                                                               ------------        ------------
CURRENT ASSETS:
  Cash and cash equivalents                                    $  3,712,537        $  3,534,315
  Accounts receivable, net of allowance
     for doubtful accounts:
     1997 - $10,023; 1998 - $10,000                               1,772,637           1,734,959
  Inventories                                                     1,583,421             894,665
  Refundable income taxes                                                 0           1,289,027
  Deferred income taxes                                             395,987             371,026
  Prepaid expenses and other assets                                  99,656              30,591
                                                               ------------        ------------
    Total current assets                                          7,564,238           7,854,583
PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements                                2,360,152           2,360,152
  Machinery and equipment                                         7,355,774           7,249,005
                                                               ------------        ------------
    Total property, plant and equipment                           9,715,926           9,609,157
  Less accumulated depreciation                                  (4,750,872)         (4,014,265)
                                                               ------------        ------------
    Property, plant and equipment - net                           4,965,054           5,594,892
ASSETS TO BE DISPOSED OF, NET                                     3,233,405           3,235,000
OTHER ASSETS                                                          5,677               7,862
                                                               ------------        ------------
TOTAL                                                          $ 15,768,374        $ 16,692,337
                                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                             $  1,306,348        $    838,610
  Accrued expenses                                                  607,628           1,029,038
  Current portion of long-term debt                                 307,605             307,605
                                                                                   ------------
    Total current liabilities                                     2,221,581           2,175,253

DEFERRED INCOME TAXES                                               388,808             317,947
LONG-TERM DEBT                                                    1,990,337           2,268,028
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 1,000,000
    shares; no shares issued                                              0                   0
  Common stock, $.01 par value; authorized, 10,000,000
    shares;3,069,806 shares issued and 3,049,806
    shares outstanding at December 31, 1997, 3,069,806
    shares issued and 2,267,842 shares outstanding at
    December 31, 1998                                                30,698              30,698
  Additional paid-in capital                                      8,348,832           7,574,688
  Retained earnings                                               4,464,226           4,445,723
  Treasury stock, 20,000 shares at December 31, 1997
    and 801,964 shares at December 31, 1998, at cost             (1,676,108)           (120,000)
                                                               ------------        ------------
    Total stockholders' equity                                   11,167,648          11,931,109
                                                               ------------        ------------
TOTAL                                                          $ 15,768,374        $ 16,692,337
                                                               ============        ============

See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                 1998                1997                1996
                                             ------------        ------------        ------------
NET SALES                                    $ 13,120,054        $ 16,697,311        $ 22,643,968
COST OF GOODS SOLD                             10,686,614          13,993,543          23,345,019
                                             ------------        ------------        ------------
  Gross profit (loss)                           2,433,440           2,703,768            (701,051)

OPERATING EXPENSES:
  General and administrative                    1,635,001           2,297,309           3,233,423
  Selling and marketing                           615,665           1,020,623           1,678,078
  Research and development                              0                   0             356,996
  Impairment of building and equipment                  0           2,604,448                   0
  Goodwill impairment charge                            0             670,070                   0
  Writeoff of note receivable                           0             471,718             250,000
                                             ------------        ------------        ------------
    Total operating expenses                    2,250,666           7,064,168           5,518,497
                                             ------------        ------------        ------------

  Operating income (loss)                         182,774          (4,360,400)         (6,219,548)

OTHER INCOME (EXPENSE):
  Interest income                                 171,597             179,828              39,459
  Interest expense                               (219,254)           (250,232)           (224,110)
  Gain (loss) on disposal of equipment             38,806             (92,844)           (416,670)
                                             ------------        ------------        ------------
    Total other income (expense), net              (8,851)           (163,248)           (601,321)
                                             ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                 173,923          (4,523,648)         (6,820,869)


  Income tax expense (benefit)                    155,420          (1,359,996)         (2,463,476)
                                             ------------        ------------        ------------

NET INCOME (LOSS)                            $     18,503        $ (3,163,652)       $ (4,357,393)
                                             ============        ============        ============

  Weighted average shares outstanding           3,019,813           3,044,289           3,021,041
                                             ============        ============        ============

BASIC EARNINGS (LOSS) PER SHARE              $       0.01        $      (1.04)       $      (1.44)
                                             ============        ============        ============

Diluted shares outstanding                      3,021,211           3,044,289           3,021,041
                                             ============        ============        ============

DILUTED EARNINGS (LOSS) PER SHARE            $       0.01        $      (1.04)       $      (1.44)
                                             ============        ============        ============

See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                           Additional                                                     Total
                                          Common            Paid-in          Retained             Treasury           Stockholders'
                                          Stock             Capital           Earnings              Stock               Equity
                                       ------------       ------------       ------------        ------------        --------------
BALANCE
  JANUARY 1, 1996                      $     30,404       $  7,488,422       $ 11,966,767        $   (120,000)       $ 19,365,593
  Common stock issued:
   Stock options (1,200 shares)                  12              4,050                  0                   0               4,062

Net loss                                          0                  0         (4,357,393)                  0          (4,357,393)
                                       ------------       ------------       ------------        ------------        ------------

BALANCE
  DECEMBER 31, 1996                          30,416          7,492,472          7,609,374            (120,000)         15,012,262

  Common stock issued:
   Stock options (10,000 shares)                100             32,400                  0                   0              32,500
   Sale of 18,200 shares of
        Common Stock                            182             49,816                  0                   0              49,998

Net loss                                          0                  0         (3,163,651)                  0          (3,163,651)
                                       ------------       ------------       ------------        ------------        ------------

BALANCE
  DECEMBER 31, 1997                    $     30,698       $  7,574,688       $  4,445,723        $   (120,000)       $ 11,931,109
                                       ============       ============       ============        ============        ============

Treasury stock purchased:
   781,964 shares and issuance of
    stock warrants                                0            774,144                  0          (1,556,108)           (781,964)

Net income                                        0                  0             18,503                   0              18,503
                                       ------------       ------------       ------------        ------------        ------------

BALANCE
  DECEMBER 31, 1998                    $     30,698       $  8,348,832       $  4,464,226        $ (1,676,108)       $ 11,167,648
                                       ============       ============       ============        ============        ============

See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              1998               1997               1996
                                                          -----------        -----------        -----------
Cash flows from:
OPERATING ACTIVITIES:
  Net income (loss)                                       $    18,503        $(3,163,652)       $(4,357,393)
  Adjustments to reconcile net income to
    net cash flows from operating activities:
    Provision for doubtful accounts                                 0                  0             40,000
    Valuation provision on note receivable                          0            471,718            250,000
    (Gain) loss on disposal of equipment                      (38,806)            92,844            416,670
    Depreciation and amortization                             770,760          1,511,640          1,339,581
    Impairment of buildings and equipment                           0          2,604,448                  0
    Goodwill impairment charge                                      0            670,070                  0
    Deferred income taxes                                      45,900           (355,777)          (265,750)
    Changes in assets and liabilities:
        Accounts receivable                                   (37,678)            (9,619)         1,913,215
        Inventories                                          (688,756)           454,980          2,029,938
        Income taxes                                        1,289,027          1,137,054         (1,786,969)
        Prepaid expenses and other assets                     (66,877)           168,307            133,753
        Accounts payable                                      467,738           (711,387)            15,166
        Accrued expenses                                     (421,410)          (225,398)            90,744
                                                          -----------        -----------        -----------
           Net cash flows from operating activities         1,338,401          2,645,228           (181,045)
                                                          -----------        -----------        -----------
Cash flows from:
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                  (277,324)          (543,934)        (4,722,756)
  Redemption of marketable securities                               0                  0          1,321,358
  Proceeds on sale of fixed assets                            176,800             70,100                  0
  Purchase treasury stock                                    (781,964)
  Collection of notes receivable                                    0            400,000                  0
  Cash paid in conjunction with sale of
   assembly division                                                0                  0           (100,000)
                                                          -----------        -----------        -----------
           Net cash flows from investing activities          (882,488)           (73,834)        (3,501,398)
                                                          -----------        -----------        -----------


Cash flows from:
FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options                 0             32,500              4,062
  Common stock issued for cash                                       0             49,998                  0
  Proceeds from long-term debt                                       0                  0          2,954,000
  Repayment of long-term debt                                 (277,691)          (336,436)          (462,507)
                                                           -----------        -----------        -----------
          Net cash flows from financing activities            (277,691)          (253,938)         2,495,555
                                                           -----------        -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                   178,222          2,317,456         (1,186,888)
CASH AND CASH EQUIVALENTS:
  Beginning of year                                          3,534,315          1,216,859          2,403,747
                                                           -----------        -----------        -----------
  End of year                                              $ 3,712,537        $ 3,534,315        $ 1,216,859
                                                           ===========        ===========        ===========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
                                                               1998               1997               1996
                                                           -----------        -----------        -----------
  Cash paid during the year for:
    Interest                                               $   219,254        $   250,232        $   224,110
   Income tax refunds received                               1,179,506          2,141,268                  0

   See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

      Property, Plant and Equipment - Property, plant and equipment are recorded at cost. The Company calculates depreciation using the straight-line method at annual rates as follows:

             Building and improvements                        3% to 20%
             Machinery and equipment                         10% to 20%

      Goodwill - Goodwill arising from the acquisition of P C Dynamics Corporation was being amortized on a straight-line basis over 10 years. In 1997, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company wrote off the goodwill in the fourth quarter of 1997 after assessing its recoverability, as well as the book value of the building and equipment of the P C Dynamics facility. The goodwill and building and equipment of the P C Dynamics were determined to be impaired based upon P C Dynamics' estimated net realizable value.

      Assets to be Disposed of, Net - The Company has recorded the building and equipment of the PC Dynamics facility as Assets to be Disposed of, Net and valued these items at market less an estimate of selling costs.

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

      The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive based on cumulative year-to-date losses. There is no difference in the Company's calculation of basic and fully diluted earnings per share for 1998, 1997 and 1996.

3.    SUBSEQUENT EVENT

      On March 25, 1999, PC Dynamics Corporation, a wholly owned subsidiary of the Company, sold substantially all of its machinery and equipment, inventory and accounts receivable and assigned substantially all of its outstanding contracts and orders to Performance Interconnect Corp., a Texas Corporation ("PIC"). The purchase price paid by PIC consisted of:

         (i)      $893,319 Cash

         (ii) a promissory note in the principal amount of $773,479, which is payable in nine (9) equal monthly installments commencing on July 1, 1999.

         (iii) a promissory note in the principal amount of $293,025, which is payable in monthly installments of $50,000 commencing on May 1, 1999 until paid.

      PC Dynamics and PIC also entered into a royalty agreement which provides for PIC to pay PC Dynamics a royalty equal to 8.5% of the net invoice value of certain microwave frequency components and circuit boards sold by PIC for eighteen months following the closing.

      In addition, PC Dynamics has leased its facility in Texas to PIC for $17,000 per month for three years. PIC has the right under the lease to purchase the facility from PC Dynamics for $2,000,000 at anytime during the term of the lease.

      The Company does not expect this transaction to have a material effect on the financial position of the Company. The sale of the assets will have an effect on net income of up to $100,000.

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

     The Company sustained an operating loss on the Assembly Division of $1.1 million in 1996 on revenues of $463,000.

5.   ACCRUED EXPENSES

     Accrued expenses at December 31, 1998 and 1997 were comprised of:

                                   1998             1997
                               ----------       ----------
Salaries and wages             $  125,937       $  284,694
Commissions                       105,134           94,094
Professional fees                  35,000          250,000
Property and other taxes          111,000          118,756
Other                             230,557          281,494
                               ----------       ----------

Total accrued expenses         $  607,628       $1,029,038
                               ==========       ==========

6.   LONG-TERM DEBT

     The Company has a bank credit agreement which includes a revolving line of credit and the mortgage loan described below.

     Line of credit availability is based on 80% of eligible accounts receivable, with a borrowing limit of $2,000,000. Interest is at the prime rate (7.75% at December 31, 1998) plus 1/2%. The agreement expires May 31, 1999 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at December 31, 1998.

     Long-term debt is comprised of the following at December 31, 1998 and 1997:

                                                       1998             1997
                                                    ----------       ----------
Mortgage notes payable, 1/2% over prime rate,
payable in monthly principal installments of
approximately $25,000 due October 2001,
collateralized by PC Dynamics facility              $2,297,942       $2,575,505

Obligations under capital leases,
 due through 1998                                                           128
                                                    ----------       ----------
                                                     2,297,942        2,575,633
Less current portion                                   307,605          307,605
                                                    ----------       ----------
Total long-term debt                                $1,990,337       $2,268,028
                                                    ==========       ==========

      Scheduled future maturities of long-term debt are as follows at December 31, 1998:


             1999                                                 307,605
             2000                                                 307,605
             2001                                               1,682,732
                                                                ---------
                                                               $2,297,942
                                                                =========

      The terms of the Company's long-term bank debt represent the borrowing rates currently available to the Company; accordingly, the fair value of this debt approximates its carrying amount.

      Revolving credit borrowings and the mortgage notes are cross-defaulted and cross-collateralized. The credit agreement, as amended May 31, 1998 requires the Company to maintain a stipulated amount of tangible net worth, as defined.

7.    INCOME TAXES

      The provision (benefit) for income taxes consists of:

                          1998               1997               1996
                      -----------        -----------        -----------
       Current        $  (146,657)       $(1,004,219)       $(2,197,726)
       Deferred           302,077           (355,777)          (265,750)
                      -----------        -----------        -----------
       Total          $   155,420        $(1,359,996)       $(2,463,476
                      ===========        ===========        ===========

      The primary components comprising the net deferred tax assets (liabilities) are as follows:

                                                                 1998               1997
                                                             -----------        -----------
       Deferred tax assets
          Impairment of fixed assets to be disposed of       $ 1,015,735        $ 1,015,735
          Impairment and amortization of goodwill                294,766            296,104
          Accounts receivable reserves                            24,595             37,540
          Inventory reserves                                     204,823            218,769
          Accrued expenses and other                               3,818            117,952
           Tax credits and loss carryforwards                    166,177             36,154
                                                             -----------        -----------
                Deferred tax assets                            1,709,914          1,722,254
       Deferred tax liabilities
          Depreciation                                        (1,702,735)        (1,669,175)
                                                             -----------        -----------
           Net deferred tax assets (liabilities)             $     7,179        $    53,709
                                                             ===========        ===========

      The effective tax rate differs from the Federal statutory tax rate for the following reasons:

                                                                 1998          1997           1996
                                                              ---------     ---------      ---------
             Federal statutory rate                               34.0%         34.0%          34.0%
             State income taxes, net of Federal benefit            2.5           2.5            4.8
             Other adjustments                                    52.9          (6.4)          (2.7)
                                                              ---------     ---------      ---------
             Effective rate                                       89.4%         30.1%          36.1%
                                                              =========     =========      =========

8.    SIGNIFICANT CUSTOMERS AND SUPPLIERS

      The percentages of net sales attributable to major customers by year were as follows:

                                    1998              1997             1996
                                    ----              ----             ----
        Customer A                  37%               26%              10%
        Customer B                  14                 7                9
        Customer C                   9                 7                8
        Customer D                   7                19               26

      The loss of, or a substantial reduction in or change in the mix of orders from, any one of the Company's major customers could have a material adverse effect on the Company's results of operations and financial condition.

      Approximately 51%, 49% and 39% of the Company's revenues in 1998,1997 and 1996 respectively, were related to the cellular telephone industry.

      During 1998, 1997 and 1996, one manufacturer accounted for approximately 66%, 56% and 46%, respectively, of the Teflon-based laminates ("Teflon based laminate") supplied to the Company. Teflon based laminate is the largest single component of the Company's cost of goods sold representing approximately 18.8%, 15.4%, and 27.5% of net sales during 1998, 1997 and 1996, respectively. There are only four U. S. manufacturers of Teflon based laminate. Any disruption or termination of these sources of Teflon based laminate could adversely affect the Company's operations.

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

      The exercise price of each non-qualified stock option granted to employees of the Company under the Stock Option Plan must equal at least 80% of the fair market value of the underlying shares of common stock on the date of the grant, and the maximum term of such an option may not exceed 10 years. For all options granted to date, except for 75,000 options granted in 1995 and 210,000 shares granted in 1998, exercise price has equaled fair market value at the date of grant, the term of the option has been 10 years, and the options vest as to 25% on each of the first four anniversary dates of the grant. Exercise prices, as a percentage of fair market value at date of grant, on 75,000 options granted in 1995 are 110% as to 25,000 options, 120% as to 25,000 options and 130% as to 25,000 options. These options vest as to 33 1/3% on December 31, 1995, December 31, 1996, December 31, 1997 and the term is ten years. Exercise prices for the 210,000 shares granted in 1998 are 50,000 shares at $2.75 , 70,000 at $6.10 and 90,000 shares at $8.80. These options vest at 40% on May 1, 1998, 35% on May 1, 1999 and 25% on May 1, 2000, and the term is ten years.

     Stock option activity under the Plan was as follows:


                                   Number of Shares  Weighted Average
                                     Under Option    Exercise  Price
      ---------------------------------------------------------------
    Balance, January 1, 1996          298,375             $10.53
    Forfeited                         (61,250)             10.37

    Exercised                          (1,250)              3.25
      ---------------------------------------------------------------

    Balance, December 31, 1996        235,875             $10.61

    Granted                           220,000               7.27

    Forfeited                         (85,000)             10.21

    Exercised                         (10,000)              3.25
      ---------------------------------------------------------------

    Balance, December 31, 1997        360,875             $ 8.73
      ---------------------------------------------------------------
    Granted                           220,000               6.22

    Forfeited                        (218,125)              7.28

    Exercised                               0                  0
      ---------------------------------------------------------------

    Balance, December 31, 1998        362,750             $ 8.08
      ---------------------------------------------------------------

    Exercisable at year-end:

     1996                             175,875             $ 9.30
     1997                             137,125              10.97
     1998                             219,250               9.48

      The weighted average exercise price of the options granted in 1998 were $6.22. The weighted average exercise price of the options granted in 1997 were $7.27. The range of exercise prices of the 362,750 options outstanding at December 31, 1998 is $1.25 to $15.93 and the weighted average remaining contractual life is 8 years. At December 31, 1998, 387,250 shares were available for grant.

      The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock options. Accordingly, no compensation cost has been recognized for options granted. Had compensation cost for options granted been determined based on the fair value at the grant date, consistent with the method prescribed by Financial Accounting Standards Board Statement No. 123, the Company's net income (loss) and related per share amounts would have been adjusted to the following pro forma amounts:

                                                 1998               1997                 1996
                                            -------------      -------------        -------------
    Net income(loss)
       As reported                          $      18,503      $  (3,163,652)       $  (4,357,393)
       Pro forma                                 (353,005)        (3,676,145)          (4,583,145)
    Basic net income (loss) per share
       As reported
            Basic                           $        0.01      $       (1.04)       $       (1.44)
            Diluted                                  0.01              (1.04)               (1.44)
       Pro forma
            Basic                                   (0.12)             (1.21)               (1.51)
            Diluted                                 (0.12)             (1.21)               (1.51)

      Options outstanding and exercisable at December 31, 1998, by price range:

                                                       Outstanding
                                        ---------------------------------------                Exercisable
       Range of                         Weighted average                             ----------------------------
       exercise                             remaining          Weighted average                  Weighted average
        prices             Shares       contractual life        exercise price       Shares       exercise price
        ------             ------       ----------------      ----------------       ------     -----------------
     $  1.25 to 3.99       99,000              7.7                $ 2.85             51,500          $ 3.08
        4.00 to 7.99       80,000              8.6                  6.21             38,000            6.34
       8.00 to 12.99       93,750              9.1                  8.86             39,750            8.94
      13.00 to 13.99       30,000              6.2                 13.53             30,000           13.53
      14.00 to 16.00       60,000              6.2                 15.28             60,000           15.28
                          -------                                                   -------
                          362,750                                                   219,250

      The weighted average fair value of options granted in 1998, and 1997 was $6.22 and $4.70, respectively, and was estimated at the grant date using the Black-Scholes options pricing model with the following weighted average assumptions: expected volatility of 143% and 178%, respectively: risk free interest rate of 4.93% and 6.6%, respectively; expected life of 9 and 8 years respectively; and no dividend yield.

10.   EMPLOYEE BENEFIT PLAN

      The Company maintains a defined contribution retirement plan covering substantially all full-time employees. The plan allows for employees to defer up to 10% of their pretax annual compensation, as defined in the plan. The Company will match up to 25% of the first 4% of base compensation that a participant contributes. Additionally, discretionary amounts may be contributed by the Company. There were no Company's contributions for 1998, 1997 and 1996.

11.   LEASE COMMITMENTS

      The Company rents manufacturing and administrative space under operating leases. Rent expense under these leases for the years ended December 31, 1998, 1997 and 1996 was $77,100, $93,600, and $236,401, respectively.

      Future minimum annual lease commitments at December 31, 1998 are as follows:

      Year
      ----
      1999                                                         57,600
      2000                                                         28,800
                                                                  -------
      Total                                                       $86,400
                                                                  =======

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

      On April 25, 1997, the plaintiffs and the defendants entered into a settlement agreement which resolves all of the claims arising out of this action, except as to claims of class members who opt out of the settlement. This settlement received court approval on July 8, 1997. The settlement provided for a $150,000 payment to the plaintiff class plus administrative fees not to exceed $20,000. The Company paid $85,000 in 1998 in settlement of the class action suit. The remainder was paid by the Company's insurance carrier.

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

14.   IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS TO BE DISPOSED OF

      During the fourth quarter of 1997, the Company decided to reposition the P C Dynamics subsidiary located in Frisco, Texas. Management decided the P C Dynamics division did not have a future place in the Company's strategic plans. As such, management is actively marketing P C Dynamics for sale. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," the Company recorded a goodwill impairment charge of $670,000. The Company also recorded a $2,604,448 impairment of building and equipment for the write down of the P C Dynamics building and equipment to an estimate of market value. The building and equipment are recorded in the December 31, 1998 balance sheet as assets to be disposed of and are recorded at market value less an estimate of selling costs. The market value was determined based on appraisals.

      For the year ended December 31, 1998 P C Dynamics' financial results included $4,485,684 of net sales and operating profits of $378,366. For the years ended December 31, 1997 and 1996, P C Dynamics' financial results included $4,192,303 and $4,786,726 of net sales and operating losses of $4,422,128 and $1,377,584, respectively.

15.   STOCK WARRANTS

      On December 18, 1998, the Company repurchased 781,964 shares of its common stock owned by First Chicago Equity Corporation ("FCEC") and its affiliates. The aggregate consideration paid by the Company consisted of $781,964 plus warrants to purchase up to 781,964 shares of the Company's common stock with an exercise price of $1.00 per share (increasing by $0.05 per share each anniversary date of the warrants). The warrants are exercisable only if the Company engages in an extraordinary transaction (e.g., a merger, a consolidation, combination or dissolution) within five years of the issue date of the warrants. The future value of the warrants at year-end was $744,144.

M~WAVE, Inc. and Subsidiaries



SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


Set forth below is a summary of the Company's unaudited quarterly results for each quarter during 1998 and 1997. In management's opinion, these results have been prepared on the same basis as the audited financial statements contained elsewhere herein and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods when read in conjunction with the financial statements and notes thereto.


                                                                  Three Months Ended
                                        --------------------------------------------------------------------
                                          March 31,           June 30,      September 30,       December 31,
                                            1998               1998              1998              1998
                                        --------------------------------------------------------------------
Net sales                               $ 2,716,093        $ 3,359,187       $ 3,550,212       $ 3,494,562
Gross profit                                326,599            661,536           623,913           821,392
Net income (loss)                          (175,065)            69,179            37,436            86,953
Weighted average shares                   3,049,806          3,049,806         3,049,806         2,930,811
Basic earnings (loss) per share               (0.06)              0.02              0.01              0.03
Diluted shares                            3,049,806          3,052,065         3,049,806         2,934,144
Diluted earnings (loss) per share             (0.06)              0.02              0.01              0.03


                                                                  Three Months Ended
                                        --------------------------------------------------------------------
                                           March 31,           June 30,      September 30,     December 31,
                                             1997               1997             1997             1997
                                        --------------------------------------------------------------------
Net sales                               $ 4,271,004        $ 4,524,052       $ 4,579,624       $ 3,322,631
Gross profit                                408,971          1,090,168         1,020,869           183,760
Net income (loss)                          (396,170)            53,067           126,272        (2,946,822)
Weighted average shares                   3,027,433          3,049,806         3,049,806         3,049,806
Basic earnings (loss) per share               (0.13)              0.02              0.04             (0.97)
Diluted shares                            3,027,433          3,049,806         3,051,324         3,049,806
Diluted earnings (loss) per share             (0.13)              0.02              0.04             (0.97)

During the three months ended December 31, 1997, the Company recorded expenses of $2,604,448 for impairment of building and equipment, $670,000 for goodwill impairment and $471,718 for a writeoff of a note receivable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               M~WAVE, Inc.

                                               By:  /s/  Joseph A. Turek
                                                    ---------------------
                                                    Joseph A. Turek
                                                    Chairman of the Board,
                                                    Chief Executive Officer
                                                    March 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Joseph A. Turek                                /s/  Michael Bayles
---------------------------                         ---------------------
Joseph A. Turek                                     Michael Bayles
Director                                            Director
March 22, 1999                                      March 22, 1999


/s/  Lavern D. Kramer                                /s/ Rick Mathes
---------------------------                         ---------------------
Lavern D. Kramer                                    Rick Mathes
Director                                            Director
March 22, 1999                                      March 22, 1999


/s/  Paul H. Schmitt
----------------------------
Paul H. Schmitt
Treasurer and Secretary
(Principal Accounting and
Financial Officer)
March 22, 1999

EXHIBIT INDEX


Exhibit
  No.                       Description                                          Page
-------  --------------------------------------------------------------         ------
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

   10.8  Construction Loan Note, dated January 10, 1996, by and among the
         Company, P C Dynamics and American National Bank and Trust Company.     *****

   10.9  Employment Agreement between the Company and Michael Bayles            ******

   10.10 Stock Purchase Agreement dated December 18, 1998 by and between the
         Company and First Chicago Equity Corporation.                          ******

   10.11 Stock Purchase Agreement dated December 18, 1998 by and between
         the Company and Cross Creek Partners II.                               ******

   10.12 Warrant dated December 18, 1998 issued to First Chicago Equity         ******

   10.13 Warrant dated December 18, 1998 issued to Cross Creek Partners II      ******

   21    Subsidiaries                                                               44

   24.1  Consent of Grant Thornton LLP                                              45

   24.2  Consent of Deloitte & Touche LLP                                           46

   27    Financial Data Schedule                                                 47-50

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

***** Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10-K for year ended December 31, 1995.

****** Incorporated herein by reference to the applicable exhibit to the Registrants quarterly report on form 10-Q for the quarter ended March 31, 1997.

******* Incorporated herein by reference to the applicable exhibit report on Form 8-K dated December 18, 1998.