Form 10-Q
period 1999-03-31
M WAVE INC
filed 1999-05-06
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1999               Commission File No.   0-19944
------------------------------------               -----------------------------



                                  M-WAVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                            36-3809819
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S.  Employer
incorporation or organization)                              identification No.)


216 Evergreen Street, Bensenville, Illinois                        60106
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number including area code:              (630) 860-9542
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


The registrant has 2,267,842 shares of common stock outstanding at May 4, 1999.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                 M-WAVE, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                                    (UNAUDITED)
                                                                                  DECEMBER 31,       MARCH 31,
                                                                                      1998             1999
                                                                                  -----------       -----------
                                             ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................................      $ 3,712,537       $ 4,915,729
    Accounts receivable, net of allowance for doubtful accounts,
     1998- $10,000: 1999 $10,000............................................        1,772,637         1,367,312
    Inventories.............................................................        1,583,421           513,851
    Refundable income taxes.................................................                0            73,962
    Deferred income taxes...................................................          395,987           308,819
    Prepaid expenses and other..............................................           99,656           133,734
                                                                                  -----------       -----------
        Total current assets................................................        7,564,238         7,313,407
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements........................................        2,360,152         4,987,979
    Machinery and equipment.................................................        7,355,774         7,500,202
                                                                                  -----------       -----------
        Total property, plant and equipment.................................        9,715,926        12,488,181
    Less accumulated depreciation...........................................       (4,750,872)       (5,096,929)
                                                                                  -----------       -----------
        Property, plant and equipment-net...................................        4,965,054         7,391,252
NOTE RECEIVABLE.............................................................                0         1,066,504
ASSETS TO BE DISPOSED OF, NET...............................................        3,233,405                 0
OTHER ASSETS................................................................            5,677               655
                                                                                  -----------       -----------
TOTAL.......................................................................      $15,768,374       $15,771,818
                                                                                  ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable........................................................      $ 1,306,348       $ 1,472,894
    Accrued expenses........................................................          607,628           535,718
    Current portion of long-term debt.......................................          307,605           307,605
                                                                                  -----------       -----------
        Total current liabilities...........................................        2,221,581         2,316,217

DEFERRED INCOME TAXES.......................................................          388,808           388,808
LONG-TERM DEBT..............................................................        1,990,337         1,889,405
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued..............................................                0                 0
    Common stock, $.01 par value; authorized, 10,000,000 shares
      3,069,806 shares issued and 2,267,842 shares outstanding
      at December 31, 1998, 3,069,806 shares issued and 2,267,842
      shares outstanding at March 31, 1999..................................           30,698            30,698
    Additional paid-in capital..............................................        8,348,832         8,348,832
    Retained earnings ......................................................        4,464,226         4,473,966
    Treasury stock:  801,964 shares, at cost................................       (1,676,108)       (1,676,108)
                                                                                  -----------       -----------
        Total stockholders' equity .........................................       11,167,648        11,177,388
                                                                                  -----------       -----------
TOTAL.......................................................................      $15,768,374       $15,771,818
                                                                                  ===========       ===========

                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                        1998              1999
                                                                     ----------        ----------
Net sales.........................................................   $2,716,093        $3,682,818
Cost of goods sold................................................    2,389,494         2,906,236
                                                                     ----------        ----------
  Gross profit....................................................      326,599           776,582

Operating expenses:
  General and administrative......................................      425,539           437,159
  Selling and marketing...........................................      160,655           175,284
                                                                     ----------        ----------
    Total operating expenses......................................      586,194           612,443
                                                                     ----------        ----------
  Operating income (loss).........................................     (259,595)          164,139

Other income (expense):
  Interest income.................................................       41,565            32,280
  Interest expense................................................      (57,441)          (46,391)
  Rental income...................................................            0             8,000
  Loss on disposal of assets......................................      (21,400)         (135,084)
                                                                     ----------        ----------
    Total other income (expense)                                        (37,276)         (141,195)
                                                                     ----------        ----------
    Income (loss)  before income  taxes...........................     (296,871)           22,944

Provision (credit) for income taxes...............................     (121,806)           13,204
                                                                     ----------        ----------
Net income (loss).................................................    ($175,065)           $9,740
                                                                     ==========        ==========
Net income (loss) per share basic and diluted                            ($0.06)            $0.00

Weighted average shares                                               3,049,806         2,267,842


                See notes to consolidated financial statements.

                                  M~WAVE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                              Three months ended March 31,
                                                                                1998               1999
                                                                             ----------          ----------
OPERATING ACTIVITIES:
  Net income (loss)........................................................   ($175,065)         $    9,740
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
      Loss on disposal of property, plant and equipment....................  $   21,400          $  135,084
      Depreciation and amortization........................................  $  243,425          $  249,460
      Deferred income taxes................................................     $96,139          $   87,168
    Changes in assets and liabilities:
      Accounts receivable-trade............................................  $  115,423           ($209,705)
      Inventories..........................................................   ($329,861)         $  296,091
      Income taxes.........................................................   ($217,946)           ($73,962)
      Prepaid expenses and other assets....................................    ($51,419)           ($47,623)
      Accounts payable.....................................................  $  194,685          $  155,349
      Accrued expenses.....................................................   ($455,293)           ($31,495)
                                                                             ----------          ----------
         Net cash flows from operating activities..........................   ($558,512)         $  570,107
                                                                             ----------          ----------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment................................    ($65,544)          ($163,921)
  Proceeds from sale of property, plant and equipment......................  $  115,000          $    4,619
  Proceeds from sale of PC Dynamics property, plant and equipment .........  $        0          $  581,965
  Proceeds from sale of PC Dynamics net working capital and other .........  $        0          $  311,354
                                                                             ----------          ----------
         Net cash flows from investing activities..........................  $   49,456          $  734,017

FINANCING ACTIVITIES:
  Payments on long term debt...............................................    ($75,827)          ($100,932)
                                                                             ----------          ----------
         Net cash flows from financing activities..........................    ($75,827)          ($100,932)
                                                                             ----------          ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................   ($584,883)         $1,203,192

CASH AND CASH EQUIVALENTS - Beginning of period............................  $3,534,315          $3,712,537
                                                                             ----------          ----------
CASH AND CASH EQUIVALENTS - End of period..................................  $2,949,432          $4,915,729
                                                                             ==========          ==========
Supplemental Disclosures of Cash Flow Information:

    Cash paid during the period for interest...............................  $   57,441          $   46,391



                See notes to consolidated financial statements.

                                    M-WAVE, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

         1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1998 filed March 30, 1999.

         2.       BUSINESS

                  M-Wave, through its wholly-owned subsidiaries, Poly Circuits
             Inc. and PC Dynamics Corporation (collectively, the "Company"), manufactures printed circuit boards using Teflon-based laminates to customers' specifications. In addition, the Company produces customer specified bonded assemblies consisting of a printed circuit board bonded in some manner to a metal carrier or pallet. One bonding technique used by the Company is Flexlink(TM), a patented process granted to the Company in 1993. The Company developed an enhanced version of Flexlink(TM) in 1996.

                  On March 25, 1999, PC Dynamics Corporation, sold substantially all of its machinery and equipment, inventory and accounts receivable and assigned all of its outstanding contracts and orders to Performance Interconnect Corporation, a Texas Corporation.(PIC) The purchase price paid by PIC consisted of:

                  (i)     $893,319 in cash;

                  (ii) a promissory note in the principal amount of $773,479, which is payable in nine (9) equal monthly installments commencing on July 1, 1999; and

                  (iii) a promissory note in the principal amount of $293,025, which is payable in monthly installments of $50,000 commencing on May 1, 1999 until paid.

                  PC Dynamics and PIC also entered into a royalty agreement
             which provides for PIC to pay PC Dynamics a royalty equal to 8.5% of the net invoice value of certain microwave frequency components and circuit boards sold by PIC for eighteen months following the closing. PIC shall not be required to pay PC Dynamics in excess of $500,000 in aggregate royalty payments.

                  In  addition,  PC Dynamics has leased its facility in Texas to
             PIC for $17,000 per month for three years. PIC has the right under the lease to purchase the facility from PC Dynamics for $2,000,000 at anytime during the term of the lease. If PIC exercises its right to purchase the facility, the remaining balance due on the royalty agreement is payable in monthly installments of $25,000 until a minimum of $500,000 is paid.

         3. INVENTORIES

                  Substantially all the Company's inventories consist of work in process.

         4. DEBT

                  The Company has a mortgage loan of $2,197,010 for the facility at PC Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

                  The Company has a $2,000,000 line of credit available based on
             80% of eligible accounts receivable to fund the working capital needs of the Company. Interest is at the prime rate (7.75% at March 31, 1999) plus 1/2%. The agreement expires May 31, 1999 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at March 31, 1999.

         5. LITIGATION

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

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         RESULTS FOR THE QUARTER ENDED MARCH 31, 1999 COMPARED TO THE QUARTER ENDED MARCH 31, 1998

         NET SALES

                  Net sales were $3,683,000 for the first quarter ended March 31, 1999 a increase of $967,000 or 36% above the first quarter of 1998. The increase was a result of a final shipment of a matured product line of $1,300,000 to Motorola. Net sales of all other products sold to Motorola decreased by $154,000. Net sales to Rockwell decreased by $56,000. Net sales to Spectrian decreased by $430,000. Spectrian reduced their requirements in the first quarter of 1999. Net sales to Lucent increased by $62,000. Net sales in general were reduced due to low customer requirements.

                  The Company's three largest customers accounted for 55% of the Company's net sales for the first quarter ended March 31, 1999 compared to 54% in the first quarter of 1998.

         GROSS PROFIT AND COST OF GOODS SOLD

                  Gross profit increased by $450,000 to $777,000 in the first quarter of 1999 from $327,000 in 1998. The increase in gross profit was a result of an increase in net sales of 36%. Gross margin increased to approximately 21% in 1999 from approximately 12% in 1998. Scrap was down approximately 22% due to increased controls and process improvements.

                  During the fourth quarter of 1997, the Company decided to reposition the PC Dynamics subsidiary located in Frisco, Texas. Management decided the PC Dynamics subsidiary did not have a future place in the Company's strategic plans. On March 25, 1999, PC Dynamics sold substantially all of its machinery and equipment, inventory and accounts receivable and assigned all of its outstanding contracts and orders to Performance Interconnect Corporation, a Texas Corporation. The Company also leased its Texas facility to Performance Interconnect Corporation.

                   The building and equipment of PC Dynamics Corporation are recorded in the December 31, 1998 balance sheet as building and equipment to be disposed of at market value less an estimate of selling costs. The market value was determined based on appraisals. The building value of PC Dynamics Corporation is recorded in the March 31, 1999 balance sheet as land, buildings and improvements.

         OPERATING EXPENSES

                  General and administrative expenses were $437,000 or 11.9% of net sales in the first quarter of 1999 compared to $426,000 or 15.7% of net sales in the first quarter of 1998. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. The first quarter of 1999 included approximately $44,000 of expenses relating to the sale of substantially all the assets of PC Dynamics Corporation.

                  Selling and marketing expenses were $175,000 or 4.8% of net sales in the first quarter of 1999 compared to $161,000 or 5.9% of net sales in the first quarter of 1998. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Sales commission expense increased $19,000 as a result of higher sales.

         OPERATING INCOME

                  Operating Income was $164,000 in the first quarter of 1999 compared to an operating loss of $260,000 in the first quarter of 1998, an increase in the operating income of $424,000. The change in operating income reflects primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

         Increase in net sales                         $   116,000
         Increase in gross margin                          334,000
         Increase in operating expenses                    (26,000)
                                                       ------------

         Increase in operating income                  $   424,000

                  On March 31, 1999, the Company had 49 employees compared to 91 on March 31, 1998.

         INTEREST INCOME

                  Interest income from short-term investments was $32,000 in the first quarter of 1999 compared to $35,000 in 1998. Royalty income was $6,700 in the first quarter of 1998.

         INTEREST EXPENSE

                  Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $46,000 in the first quarter of 1999 compared to $57,000 in 1998.

         GAIN (LOSS) ON DISPOSAL OF FIXED ASSETS

                  The Company recorded a loss of $135,000 on the disposal of fixed assets in the first quarter of 1999 compared to a loss of

         $21,000 in 1998. The loss in the first quarter of 1999 was primarily related to sale of substantially all the machinery and equipment of PC Dynamics Corporation to Performance Interconnect Corporation.


         INCOME TAXES

                  The Company had an effective tax credit rate of 57.5% in the first quarter of 1999 compared to 41.0% in 1998.

         LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided/(used) was $570,000 for the first three months of 1999 compared to ($559,000) for the first three months of 1998. Inventories decreased $296,000. Accounts payable was up $155,000.

                  Capital expenditures were $164,000 for the first three months of 1999, Capital expenditures were $66,000 in the first three months of 1998.

                  The Company collected $893,000 relating to the sale of substantially all of the machinery and equipment, inventory and accounts receivable of PC Dynamics Corporation to Performance Interconnect Corporation.

                  The Company has a mortgage loan of $2,197,010 on the P C Dynamics facility. Interest on this mortgage loan is at 1/2 % over prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

                  The Company has a line of credit from American National Bank and Trust Company of Chicago which provides for a maximum borrowings of $2,000,000 based on 80% of eligible accounts receivables through May 1999 at an interest rate of prime plus 0.5%. No balance was outstanding under the line at March 31, 1999.

                  As of March 31, 1999, the Company has $2,197,000 of debt and $4,916,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash balance and its capacity for debt will be sufficient to fund current business operations.

         INFLATION

                  Management believes inflation has not had a material effect on the Company's operation or on its financial position.

         YEAR 2000 COMPLIANCE

                  Many computer and other software and hardware systems currently are not, or will or may not be, able to read, calculate or output correctly using dates after 1999 and such systems will require significant modifications in order to be Year 2000 compliant. This issue may have a material adverse affect on the Company's business, financial condition and results of operations because its computer and other systems are integral parts of the Company's distribution activities as well as its accounting and other information systems and because the Company will have to divert financial resources and personnel to address this issue.

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

                  The Company expects to incur approximately $100,000 through fiscal 1999 to resolve and test the Company's year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance will be expensed as incurred, other than acquisitions of new software or hardware, which will be capitalized.

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

                           PART II - OTHER INFORMATION

         ITEM 1:  LEGAL PROCEEDINGS

                  None


         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


                  27       Financial Data




         The Company filed a report on Form 8-K dated March 25, 1999 announcing that PC Dynamics Corporation, a wholly owned subsidiary of the Company, sold substantially all of its machinery and equipment, inventory and accounts receivable and assigned all of its outstanding contracts and orders to Performance Interconnect Corporation, a Texas Corporation.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    M-WAVE, INC.

         Date: May 4, 1999             /s/ PAUL H. SCHMITT
                                       ------------------------------
                                           Paul H. Schmitt

                                           Chief Financial Officer

                                  EXHIBIT INDEX

         EXHIBIT
           NO                              DESCRIPTION
         -------         --------------------------------------------------
           27            Financial Data