Form 10-Q
period 1999-06-30
M WAVE INC
filed 1999-08-09
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1999                Commission File No.   0-19944
-----------------------------------                -----------------------------



                                  M~WAVE, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                             36-3809819
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S.  Employer
incorporation or organization)                              identification No.)


216 Evergreen Street, Bensenville, Illinois                       60106
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)



Registrant's telephone number including area code:           (630) 860-9542
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


The registrant has 2,267,842 shares of common stock outstanding at August 5, 1999.

                         PART I - FINANCIAL INFORMATION
                          Item 1: Financial Statements

                                  M~WAVE, Inc.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                        DECEMBER 31,       JUNE 30
                                                                            1998            1999
                                                                        -----------     -----------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.........................................   $3,712,537      $4,504,432
    Accounts receivable, net of allowance for doubtful accounts,
     1998- $10,000: 1999 $10,000......................................    1,772,637       1,062,304
    Inventories.......................................................    1,583,421         563,697
    Refundable income taxes...........................................            0         319,707
    Deferred income taxes.............................................      395,987         210,545
    Prepaid expenses and other........................................       99,656         100,858
                                                                        -----------     -----------
        Total current assets..........................................    7,564,238       6,761,543
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements..................................    2,360,152       4,967,977
    Machinery and equipment...........................................    7,355,774       7,515,763
                                                                        -----------     -----------
        Total property, plant and equipment...........................    9,715,926      12,483,740
    Less accumulated depreciation.....................................   (4,750,872)     (5,345,524)
                                                                        -----------     -----------
        Property, plant and equipment-net.............................    4,965,054       7,138,216
NOTE RECEIVABLE.......................................................            0         988,215
ASSETS TO BE DISPOSED OF, NET.........................................    3,233,405               0
OTHER ASSETS..........................................................        5,677             970
                                                                        -----------     -----------
TOTAL.................................................................  $15,768,374     $14,888,944
                                                                        ===========     ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable..................................................   $1,306,348      $1,010,794
    Accrued expenses..................................................      607,628         416,612
    Current portion of long-term debt.................................      307,605         307,605
                                                                        -----------     -----------
        Total current liabilities.....................................    2,221,581       1,735,011

DEFERRED INCOME TAXES.................................................      388,808         388,808
LONG-TERM DEBT........................................................    1,990,337       1,813,706
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued........................................            0               0
    Common stock, $.01 par value; authorized, 10,000,000 shares
      3,069,806 shares issued and 2,267,842 shares outstanding
      at December 31, 1998, 3,069,806 shares issued and 2,267,842
      shares outstanding at June 30, 1999.............................       30,698          30,698
    Additional paid-in capital........................................    8,348,832       8,348,832
    Retained earnings ................................................    4,464,226       4,247,997
    Treasury stock:  801,964 shares, at cost..........................   (1,676,108)     (1,676,108)
                                                                        -----------     -----------
        Total stockholders' equity ...................................   11,167,648      10,951,419
                                                                        -----------     -----------
TOTAL.................................................................  $15,768,374     $14,888,944
                                                                        ===========     ===========

                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three months ended June 30,
                                                     ---------------------------
                                                         1998          1999
                                                     ------------   ------------

Net sales........................................... $3,359,187     $1,896,866
Cost of goods sold..................................  2,697,651      1,896,882
                                                     ------------   ------------
  Gross profit (loss)...............................    661,536            (16)

Operating expenses:
  General and administrative........................    437,029        311,051
  Selling and marketing.............................    147,695        122,844
                                                     ------------   ------------
    Total operating expenses........................    584,724        433,895
                                                     ------------   ------------

  Operating income (loss)...........................     76,812       (433,911)

Other income (expense):
  Interest income...................................     30,428         69,314
  Interest expense..................................    (56,251)       (59,843)
  Rental income.....................................          0         51,000
  Gain (loss) on disposal of assets.................     60,206              0
                                                     ------------   ------------
    Total other income (expense)                         34,383         60,471
                                                     ------------   ------------

    Income (loss) before income  taxes..............    111,195       (373,440)

Provision (credit) for income taxes.................     42,016       (147,472)
                                                     ------------   ------------

Net income (loss)...................................    $69,179      ($225,968)
                                                     ============   ============

Net income (loss) per share basic and diluted             $0.02         ($0.10)


Weighted average shares                               3,049,806      2,267,842



                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                   Six months ended June 30,
                                                 ----------------------------
                                                    1998              1999
                                                 ----------        ----------
Net sales......................................  $6,075,280        $5,579,684
Cost of goods sold.............................   5,087,145         4,803,118
                                                 ----------        ----------
  Gross profit.................................     988,135           776,566

Operating expenses:
  General and administrative...................     862,568           748,210
  Selling and marketing........................     308,350           298,128
                                                 ----------        ----------
    Total operating expenses...................   1,170,918         1,046,338
                                                 ----------        ----------
  Operating (loss).............................    (182,783)         (269,772)

Other income (expense):
  Interest income..............................      71,993           101,594
  Interest expense.............................    (113,692)         (106,234)
  Rental income................................           0            59,000
  Gain (loss) on disposal of assets............      38,806          (135,084)
                                                 ----------        ----------
    Total other income (expense)                     (2,893)          (80,724)
                                                 ----------        ----------
    Loss before income  taxes..................    (185,676)         (350,496)

Credit for income taxes........................     (79,790)         (134,268)
                                                 ----------        ----------
Net loss.......................................   ($105,886)        ($216,228)
                                                 ==========        ==========
Net loss per share basic and diluted                 ($0.03)           ($0.10)


Weighted average shares                           3,049,806         2,267,842




                See notes to consolidated financial statements.

                                  M~WAVE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                   Six months ended June 30,
                                                                                  --------------------------
                                                                                     1998            1999
                                                                                  ----------        ---------
OPERATING ACTIVITIES:
Net loss...................................................................        ($105,886)       ($216,228)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
      Gain (loss) on disposal of property, plant and equipment...............       ($38,806)        $135,084
      Depreciation and amortization..........................................       $502,633         $498,055
      Deferred income taxes..................................................       $192,278         $185,442
    Changes in assets and liabilities:
      Accounts receivable-trade..............................................      ($249,147)         $95,303
      Inventories............................................................      ($440,071)        $246,245
      Income taxes...........................................................      ($272,068)       ($319,707)
      Prepaid expenses and other assets......................................       ($35,711)        ($15,063)
      Accounts payable.......................................................       $426,484        ($306,751)
      Accrued expenses.......................................................      ($374,385)       ($150,601)
                                                                                  ----------        ---------
         Net cash flows from operating activities............................      ($394,679)        $151,779
                                                                                  ----------        ---------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment..................................      ($141,126)       ($159,480)
  Proceeds from sale of property, plant and equipment........................       $176,800           $4,619
  Proceeds from notes receivable.............................................             $0          $78,289
  Proceeds from sale of PC Dynamics property, plant and equipment ...........             $0         $581,965
  Proceeds from sale of PC Dynamics net working capital and other ...........             $0         $311,354
                                                                                  ----------        ---------
         Net cash flows from investing activities............................        $35,674         $816,747

FINANCING ACTIVITIES:
  Payments on long term debt.................................................      ($151,526)       ($176,631)
                                                                                  ----------        ---------
         Net cash flows from financing activities............................      ($151,526)       ($176,631)
                                                                                  ----------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................      ($510,531)        $791,895

CASH AND CASH EQUIVALENTS - Beginning of period..............................     $3,534,315       $3,712,537
                                                                                  ----------        ---------
CASH AND CASH EQUIVALENTS - End of period....................................     $3,023,784       $4,504,432
                                                                                  ==========       ==========

Supplemental Disclosures of Cash Flow Information:

    Cash paid during the period for interest.................................       $113,692         $106,234

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

             On March 25, 1999, PC Dynamics Corporation, sold substantially all of its machinery and equipment, inventory and accounts receivable and assigned all of its outstanding contracts and orders to Performance Interconnect Corporation, a Texas Corporation. (PIC) The purchase price paid by PIC consisted of:

                  (i)          $893,319 in cash;

                  (ii) a promissory note in the principal amount of $773,479, which is payable in nine (9) equal monthly installments commencing on July 1, 1999; and

                  (iii) a promissory note in the principal amount of $293,025, which is payable in monthly installments of $50,000 commencing on May 1,1999 until paid. The Company has collected $100,000 through June 30, 1999.

             PC Dynamics and PIC also entered into a royalty agreement which provides for PIC to pay PC Dynamics a royalty equal to 8.5% of the net invoice value of certain microwave frequency components and circuit boards sold by PIC for eighteen months following the closing. PIC shall not be required to pay PC Dynamics in excess of $500,000 in aggregate royalty payments. The Company has collected $20,000 through June 30,1999.

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

         3.  INVENTORIES

             Substantially all the Company's inventories are in work in process.

         4.  DEBT

             The Company has a mortgage loan of $2,121,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

             The Company has a $2,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. Interest is at the prime rate (8.00% at June 30, 1999) plus 1/2%. The agreement expires May 31, 2000 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at June 30, 1999.

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

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         RESULTS FOR THE QUARTER ENDED JUNE 30, 1999 COMPARED TO THE QUARTER ENDED JUNE 30, 1998

         NET SALES

                  Net sales were $1,897,000 for the second quarter ended June 30, 1999, a decrease of $1,462,000 or 44% below the second quarter of 1998. Part of the decline ($1,139,000) was the result of the Company selling off substantially all of the assets of P C Dynamics Corporation. The Company also experienced excessive scrap with recent Lucent start-up orders, which negatively impacted net sales by approximately $220,000. Net sales to Lucent increased by $495,000 from the second quarter of 1998. Net sales to Spectrian decreased by $1,116,000.

                  The Company's three largest customers accounted for 72% of the Company's net sales for the second quarter ended June 30, 1999 compared to 65% in the second quarter of 1998.

         GROSS PROFIT AND COST OF GOODS SOLD

                  The Company was approximately breakeven at the Gross Profit level for the second quarter of 1999. This was a decrease of $662,000 from the second quarter of 1998. A portion of the decline ($227,000) was the result of the Company selling off substantially all of the assets of P C Dynamics Corporation. Additional decline in gross profit of $65,000 relates to lower sales volume as result of manufacturing inefficiencies relating to the Lucent start-up orders. The Company also experienced excessive scrap costs of $130,000 and rework costs of approximately $100,000 relating to the Lucent start-up production.

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

                   The building and equipment of PC Dynamics Corporation are recorded in the December 31, 1998 balance sheet as building and equipment to be disposed of at market value less an estimate of selling costs. The market value was determined based on appraisals. The building value of PC Dynamics Corporation is recorded in the June 30, 1999 balance sheet as land, buildings and improvements.

         OPERATING EXPENSES

                  General and administrative expenses were $311,000 or 16.4% of net sales in the second quarter of 1999 compared to $437,000 or 13.3% of net sales in the second quarter of 1998. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Most of the decline was the result of the Company selling off substantially all of the assets of P C Dynamics Corporation.

                  Selling and marketing expenses were $123,000 or 6.5% of net sales in the second quarter of 1999 compared to $148,000 or 4.4% of net sales in the second quarter of 1998. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Selling and marketing expenses declined as a result of the Company selling off substantially all of the assets of P C Dynamics Corporation.

         OPERATING LOSS

                  Operating loss was $434,000 or 22.9% in the second quarter of 1999 compared to a operating income of $77,000 or 2.3% of net sales in the second quarter of 1998, an decrease of $511,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

         Decrease in net sales                      $  (288,000)
         Decrease in gross margin                      (373,000)
         Decrease in operating expenses                 150,000
                                                    -----------

         Decrease in operating income               $  (511,000)

         INTEREST INCOME

                  Interest income from short-term investments was $43,000 in the second quarter of 1999 compared to $30,000 in the second quarter of 1998. Interest income in the second quarter of 1999 includes $26,000 from notes receivable, generated in the sale of the assets of P C Dynamics. Rental income from the P C Dynamics facility was $51,000 in the second quarter of 1999.

         INTEREST EXPENSE

                  Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $60,000 in the second quarter of 1999 compared to $30,000 in the second quarter of 1998.

         GAIN (LOSS) ON DISPOSAL OF FIXED ASSETS

                  The Company recorded a gain of $60,000 on the disposal of fixed assets in the second quarter of 1998.

         INCOME TAXES

                  In the second quarter of 1999 the Company had an effective tax credit rate of 39.4%. In the second quarter of 1998 the Company had an effective tax rate of 37.8%.

         RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

         NET SALES

                  Net sales were $5,580,000 for the six months ended June 30, 1999, a decrease of $496,000 or 8% below the first six months of 1998. Part of the difference ($1,379,000) was the result of the Company selling off substantially all the assets of P C Dynamics Corporation. This was offset by a final shipment to Motorola of a matured product line of $1,300,000 in the first quarter of 1999. Net sales to Lucent increased $558,000. Net sales to Spectrian decreased by $1,546,000. Net sales to Spectrian have been declining from last year's volume since the beginning of the fiscal year. However, net sales to Spectrian have increased by approximately $100,000 from the first quarter of 1999.

                  The Company's three largest customers accounted for 58% of the Company's net sales for the six months ended June 30, 1999 compared to 59% for the six months ended June 30, 1998.

         GROSS PROFIT (LOSS) AND COST OF GOODS SOLD

                  Gross profit decreased $212,000 in the first six months of 1999 from $988,000 in the first six months of 1998. Part of the difference ($295,000) was the result of the Company selling off substantially all of the assets of P C Dynamics Corporation. Gross margin for the remainder of the Company increased approximately $80,000 due to increased sales. The Company did experience excessive scrap and rework costs of $230,000 in the second quarter of 1999 relating to the Lucent start-up orders.

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

                   The building and equipment of PC Dynamics Corporation are recorded in the December 31, 1998 balance sheet as building and equipment to be disposed of at market value less an estimate of selling costs. The market value was determined based on appraisals. The building value of PC Dynamics Corporation is recorded in the June 30, 1999 balance sheet as land, buildings and improvements.

         OPERATING EXPENSES

                  General and administrative expenses were $748,000 or 13.4% of net sales for the first six months of 1999 compared to $863,000 or

         14.2% of net sales for the first six months of 1998. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Most of the decline was the result of the Company selling off substantially all of the assets of P C Dynamics Corporation.

                  Selling and marketing expenses were $298,000 or 5.3% of net sales for the first six months of 1999 compared to $308,000 or 5.1% of net sales for the first six months of 1998. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Selling and marketing expenses declined as a result of the Company selling off substantially all of the assets of P C Dynamics Corporation.

         OPERATING (LOSS)

                  Operating loss was ($270,000) for the first six months of 1999 compared to ($183,000) for the first six months of 1998, a increase of $87,000. The changes in operating loss reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating loss can be summarized as follows:

         Decrease in net sales                       $   (81,000)
         Decrease in gross margin                       (131,000)
         Decrease in operating expenses                  125,000
                                                     -----------

         Increase in operating loss                  $   (87,000)

         INTEREST INCOME

                  Interest income from short-term investments was $76,000 for the six months ended June 30, 1999 compared to $72,000 for the six months ended June 30, 1998. Interest income for the six months ended June 30, 1999 includes $26,000 from notes receivable, generated in the sale of substantially all of the assets of P C Dynamics Corporation. Rental income from the P C Dynamics facility was $59,000 for the six months ended June 30, 1999.

         INTEREST EXPENSE

                  Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $106,000 for the first six months of 1999 compared to $114,000 for the first six months of 1998.

         GAIN ON DISPOSAL OF ASSETS

                  The Company recorded a loss of $135,000 on the disposal of fixed assets in the first six months of 1999 compared to a gain of $39,000 for the first six months of 1998. The loss in the first six months of 1999 was primarily related to the sale of substantially all the machinery and equipment of P C Dynamics to Performance Interconnect Corporation.

         INCOME TAXES

                  For the first six months of 1999 the Company had an effective tax credit rate of 38.3%. For the first six months of 1998 the Company had an effective tax credit rate of 43.0% due to the effects of state income taxes.

         LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided/(used) from operations was $152,000 for the first six months of 1999 compared to ($537,000) for the first six months of 1998. Inventories decreased $246,000. Accounts receivable decreased $95,000. Accounts payable decreased $307,000.

                  Capital expenditures to improve manufacturing processes were $159,000 in the first six months of 1999. Capital expenditures to improve manufacturing processes were $95,000 in the first six months of 1998.

                  The Company collected $972,000 relating to the sale of substantially all the machinery and equipment, inventory and accounts receivable of P C Dynamics to Performance Interconnect Corporation.

                  The Company has a mortgage loan of $2,121,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

                  The Company has a $2,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. Interest is at the prime rate (8.00% at June 30, 1999) plus 1/2%. The agreement expires May 31, 2000 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at June 30, 1999.

                  As of June 30, 1999, the company has $2,121,000 of debt and $4,504,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash and investment balances and its capacity for debt will be sufficient to fund current business operations.

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

                  The Company has reviewed its computer and other hardware and software systems and has recently begun upgrading those systems that it has identified as not being year 2000 compliant. The existing systems will be upgraded either through modification or replacement. The Company currently anticipates that it will complete testing of these upgrades by the end of the third quarter of 1999.

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

                  The Company incurred approximately $62,000 to date and expects to incur approximately $35,000 in the third quarter of 1999 to resolve and test the Company's year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance will be expensed as incurred, other than acquisitions of new software or hardware, which will be capitalized.

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

                                                    M~WAVE, INC.

         Date: August 6, 1999              /s/    PAUL H. SCHMITT
                                           ------------------------------
                                                  Paul H. Schmitt

                                           Chief Financial Officer

                                     EXHIBIT INDEX
          Exhibit
             No                       Description
          -------       --------------------------------------------

          27            Financial Data