Form 10-Q
period 1999-09-30
M WAVE INC
filed 1999-11-09
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1999           Commission File No.   0-19944
----------------------------------------           -----------------------------



                                  M~WAVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                              36-3809819
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S.  Employer
incorporation or organization)                               identification No.)


216 Evergreen Street, Bensenville, Illinois                         60106
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number including area code:              (630) 860-9542
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

Yes   X    No
   ------    -----



The registrant has 2,267,842 shares of common stock outstanding at November 4, 1999.

                         PART I - FINANCIAL INFORMATION
                          Item 1: Financial Statements

                                  M~WAVE, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)
                                                                      December 31,     September 30
                                                                          1998             1999
                                                                      ------------     ------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................    $ 3,712,537      $ 4,379,930
  Accounts receivable, net of allowance for doubtful accounts,
   1998- $10,000: 1999 $10,000....................................      1,772,637        1,180,150
  Inventories.....................................................      1,583,421          487,930
  Refundable income taxes.........................................              0          774,033
  Deferred income taxes...........................................        395,987          112,272
  Prepaid expenses and other......................................         99,656          117,754
                                                                      -----------      -----------
    Total current assets..........................................      7,564,238        7,052,069
PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements................................      2,360,152        4,907,977
  Machinery and equipment.........................................      7,355,774        7,616,427
                                                                      -----------      -----------
    Total property, plant and equipment...........................      9,715,926       12,524,404
  Less accumulated depreciation...................................     (4,750,872)      (5,594,119)
                                                                      -----------      -----------
    Property, plant and equipment-net.............................      4,965,054        6,930,285
NOTE RECEIVABLE...................................................              0          738,328
ASSETS TO BE DISPOSED OF, NET.....................................      3,233,405                0
OTHER ASSETS......................................................          5,677            2,600
                                                                      -----------      -----------
TOTAL.............................................................    $15,768,374      $14,723,282
                                                                      ===========      ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................................    $ 1,306,348      $ 1,200,782
  Accrued expenses................................................        607,628          631,538
  Current portion of long-term debt...............................        307,605          307,605
                                                                      -----------      -----------
    Total current liabilities.....................................      2,221,581        2,139,925

DEFERRED INCOME TAXES.............................................        388,808          388,808
LONG-TERM DEBT....................................................      1,990,337        1,738,007
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 1,000,000
   shares; no shares issued........................................             0                0
  Common stock, $.01 par value; authorized, 10,000,000 shares
   3,069,806 shares issued and 2,267,842 shares outstanding
   at December 31, 1998, 3,069,806 shares issued and 2,267,842
   shares outstanding at September 30, 1999........................        30,698           30,698
  Additional paid-in capital.......................................     8,348,832        8,348,832
  Retained earnings ...............................................     4,464,226        3,753,120
  Treasury stock:  801,964 shares, at cost.........................    (1,676,108)      (1,676,108)
                                                                      -----------      -----------
    Total stockholders' equity ....................................    11,167,648       10,456,542
                                                                      -----------      -----------
TOTAL..............................................................   $15,768,374      $14,723,282
                                                                      ===========      ===========

                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three months ended September 30,
                                                --------------------------------
                                                     1998               1999
                                                  ----------         ----------
Net sales....................................     $3,550,212         $2,169,003
Cost of goods sold...........................      2,926,299          2,477,025
                                                  ----------         ----------
 Gross profit (loss).........................        623,913           (308,022)

Operating expenses:
 General and administrative..................        385,942            445,709
 Selling and marketing.......................        153,065            140,550
                                                  ----------         ----------
  Total operating expenses...................        539,007            586,259
                                                  ----------         ----------

 Operating income (loss).....................         84,906           (894,281)

Other income (expense):
 Interest income.............................         44,593             53,563
 Interest expense............................        (55,448)           (61,212)
 Rental income...............................              0             51,000
 Gain (loss) on disposal of assets...........              0                  0
                                                  ----------         ----------
  Total other income (expense)                       (10,855)            43,351
                                                  ----------         ----------

  Income (loss) before income  taxes.........         74,051           (850,930)

Provision (credit) for income taxes..........         36,615           (356,052)
                                                  ----------         ----------

Net income (loss)............................        $37,436          ($494,878)
                                                  ==========         ==========

Net income (loss) per share basic and diluted          $0.01             ($0.22)


Weighted average shares                            3,049,806          2,267,842



                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                      1998             1999
                                                 --------------    -------------
Net sales..................................        $9,625,492        $7,748,687
Cost of goods sold.........................         8,013,444         7,280,143
                                                   ----------       -----------
  Gross profit.............................         1,612,048           468,544

Operating expenses:
  General and administrative...............         1,248,510         1,193,919
  Selling and marketing....................           461,415           438,678
                                                   ----------       -----------
    Total operating expenses...............         1,709,925         1,632,597
                                                   ----------       -----------

  Operating (loss).........................           (97,877)       (1,164,053)

Other income (expense):
  Interest income..........................           116,586           155,157
  Interest expense.........................          (169,140)         (167,446)
  Rental income............................                 0           110,000
  Gain (loss) on disposal of assets........            38,806          (135,084)
                                                   ----------        ----------
    Total other income (expense)                      (13,748)          (37,373)
                                                   ----------        ----------

    Loss before income taxes...............          (111,625)       (1,201,426)

Credit for income taxes....................           (43,175)         (490,320)
                                                    ---------        ----------
Net loss...................................          ($68,450)        ($711,106)
                                                    =========        ==========

Net loss per share basic and diluted                   ($0.02)           ($0.31)


Weighted average shares                             3,049,806         2,267,842



                See notes to consolidated financial statements.

                                  M~WAVE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                          Nine months ended September 30,
                                                                          -------------------------------
                                                                             1998                 1999
                                                                          ----------           ----------
OPERATING ACTIVITIES:
 Net loss.............................................................      ($68,450)           ($711,106)
 Adjustments to reconcile net loss to net cash flows
  from operating activities:
   Gain (loss) on disposal of property, plant and equipment...........      ($38,806)            $135,084
   Depreciation and amortization......................................      $659,416             $746,650
   Deferred income taxes..............................................      $252,049             $283,715
  Changes in assets and liabilities:
   Accounts receivable-trade..........................................     ($144,457)            ($22,543)
   Inventories........................................................     ($506,827)            $322,012
   Income taxes.......................................................      $731,953            ($774,033)
   Prepaid expenses and other assets..................................      ($29,980)            ($33,587)
   Accounts payable...................................................      $462,518            ($116,763)
   Accrued expenses...................................................     ($312,242)             $64,325
                                                                          ----------           ----------
    Net cash flows from operating activities..........................    $1,005,174            ($106,246)
                                                                          ----------           ----------
INVESTING ACTIVITIES:
 Purchase of property, plant and equipment............................     ($248,123)           ($200,145)
 Proceeds from sale of property, plant and equipment..................      $176,800               $4,619
 Proceeds from notes receivable.......................................            $0             $328,176
 Proceeds from sale of PC Dynamics property, plant and equipment .....            $0             $581,965
 Proceeds from sale of PC Dynamics net working capital and other .....            $0             $311,354
                                                                          ----------           ----------
    Net cash flows from investing activities..........................      ($71,323)          $1,025,969

FINANCING ACTIVITIES:
 Payments on long term debt...........................................     ($227,225)           ($252,330)
                                                                          ----------           ----------
    Net cash flows from financing activities..........................     ($227,225)           ($252,330)
                                                                          ----------           ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................      $706,626             $667,393

CASH AND CASH EQUIVALENTS - Beginning of period.......................    $3,534,315           $3,712,537
                                                                          ----------           ----------
CASH AND CASH EQUIVALENTS - End of period.............................    $4,240,941           $4,379,930
                                                                          ==========           ==========

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest............................      $169,140             $167,446



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

      (ii) a promissory note in the principal amount of $773,479, which is payable in nine (9) equal monthly installments commencing on July 1, 1999; and

      (iii) a promissory note in the principal amount of $293,025, which is payable in monthly installments of $50,000 commencing on May 1,1999 until paid. The Company has collected $250,000 through September 30, 1999.

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

  This agreement was amended in the third quarter of 1999 whereas the Company agreed to revise the payment schedule for Promissory Note I from 9 equal monthly installments to 30 equal monthly installments in return for not pursuing the purchase of the facility in Texas. The Company has collected $79,830 through September 30,1999. The royalty agreement was also revised to $500,000 payable in equal monthly installments of $25,000 until paid. The Company has collected $95,000 through September 30,1999.


3.    INVENTORIES

  Substantially all the Company's inventories are in work in process.

4.    DEBT

  The Company has a mortgage loan of $2,046,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

  The Company has a $2,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. Interest is at the prime rate (8.25% at September 30, 1999) plus 1/2%. The agreement expires May 31, 2000 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at September 30, 1999.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1998

NET SALES

      Net sales were $2,169,000 for the third quarter ended September 30, 1999, a decrease of $1,381,000 or 39% below the third quarter of 1998. Part of the decline ($995,000) was the result of the Company selling off substantially all of the assets of P C Dynamics Corporation. The Company also experienced a slowdown in sales and excessive scrap with recent start-up orders of a major customer. Net sales to Lucent increased by $593,000 from the third quarter of 1998. Net sales to Spectrian decreased by $1,061,000.

      The Company's three largest customers accounted for 81% of the Company's net sales for the third quarter ended September 30, 1999 compared to 65% in the third quarter of 1998.

GROSS PROFIT (LOSS) AND COST OF GOODS SOLD

      The Company lost $308,000 at the Gross Profit level for the third quarter of 1999. This was a decrease of $932,000 from the third quarter of 1998. A portion of the decline ($52,000) was the result of the Company selling off substantially all of the assets of P C Dynamics Corporation. Additional decline relates to a slowdown in sales, manufacturing inefficiencies caused by start-up orders with a major customer and rework of products scrapped in the manufacturing process. The Company also incurred additional payroll related expenses of approximately $300,000 compared to the third quarter of 1998. Most of the additional expenses were temporary help.

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

      The building and equipment of PC Dynamics Corporation are recorded in the December 31, 1998 balance sheet as building and equipment to be disposed of at market value less an estimate of selling costs. The market value was determined based on appraisals. The building value of PC Dynamics Corporation is recorded in the September 30, 1999 balance sheet as land, buildings and improvements.

OPERATING EXPENSES

      General and administrative expenses were $446,000 or 20.5% of net sales in the third quarter of 1999 compared to $386,000 or 10.9% of net sales in the third quarter of 1998. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. The Company incurred expenses of $110,000 due to a return of products relating to the PC Dynamics Corporation divestiture in March 1999.

      Selling and marketing expenses were $141,000 or 6.5% of net sales in the third quarter of 1999 compared to $153,000 or 4.3% of net sales in the third quarter of 1998. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Selling and marketing expenses declined as a result of the Company selling off substantially all of the assets of P C Dynamics Corporation.

OPERATING INCOME (LOSS)

      Operating loss was $894,000 or 41.2% in the third quarter of 1999 compared to a operating income of $85,000 or 2.4% of net sales in the third quarter of 1998, an decrease of $979,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

Decrease in net sales                       $  (243,000)
Decrease in gross margin                       (689,000)
Decrease in operating expenses                  (47,000)
                                            ------------

Decrease in operating income                $  (979,000)

INTEREST INCOME

      Interest income from short-term investments was $54,000 in the third quarter of 1999 compared to $45,000 in the third quarter of 1998. Interest income in the third quarter of 1999 includes $20,000 from notes receivable, generated in the sale of the assets of P C Dynamics. Rental income from the P C Dynamics facility was $51,000 in the third quarter of 1999.

INTEREST EXPENSE

      Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $61,000 in the third quarter of 1999 compared to $55,000 in the third quarter of 1998.

INCOME TAXES

      In the third quarter of 1999 the Company had an effective tax credit rate of 41.8%. In the second quarter of 1998 the Company had an effective tax rate of 49.4%.

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES

      Net sales were $7,749,000 for the nine months ended September 30, 1999, a decrease of $1,877,000 or 20% below the first nine months of 1998. Part of the difference ($2,366,000) was the result of the Company selling off substantially all the assets of P C Dynamics Corporation. This was offset by a final shipment to Motorola of a matured product line of $1,300,000 in the first quarter of 1999. Net sales to Lucent increased $1,150,000. Net sales to Spectrian decreased by $2,607,000. Although net sales to Spectrian have declined from last years volume, net sales to Spectrian have continued to increase since the first quarter of 1999.

      The Company's three largest customers accounted for 61% of the Company's net sales for the nine months ended September 30, 1999 and for the nine months ended September 30, 1998.

GROSS PROFIT (LOSS) AND COST OF GOODS SOLD

      Gross profit decreased $1,144,000 in the first nine months of 1999 from $1,612,000 in the first nine months of 1998. Part of the difference ($569,000) was the result of the Company selling off substantially all of the assets of P C Dynamics Corporation. Gross margin for the remainder of the Company decreased approximately $575,000 due to a slowdown in sales, manufacturing inefficiencies caused by start-up orders with a major customer and rework of products scrapped in the manufacturing process. The Company experienced excessive scrap and rework costs of $230,000 in the second quarter of 1999 relating to the Lucent start-up orders.

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

      The building and equipment of PC Dynamics Corporation are recorded in the December 31, 1998 balance sheet as building and equipment to be disposed of at market value less an estimate of selling costs. The market value was determined based on appraisals. The building value of PC Dynamics Corporation is recorded in the September 30, 1999 balance sheet as land, buildings and improvements.

OPERATING EXPENSES

      General and administrative expenses were $1,194,000 or 15.4% of net sales for the first nine months of 1999 compared to $1,249,000 or 13.0% of net sales for the first nine months of 1998. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Most of the decline was the result of the Company selling off substantially all of the assets of P C Dynamics Corporation.

      Selling and marketing expenses were $439,000 or 5.7% of net sales for the first nine months of 1999 compared to $461,000 or 4.8% of net sales for the first nine months of 1998. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Selling and marketing expenses declined as a result of the Company selling off substantially all of the assets of P C Dynamics Corporation.

OPERATING (LOSS)

      Operating loss was ($1,164,000) for the first nine months of 1999 compared to ($98,000) for the first nine months of 1998, a decrease of $1,066,000. The changes in operating loss reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating loss can be summarized as follows:

Decrease in net sales                       $  (677,000)
Decrease in gross margin                       (466,000)
Decrease in operating expenses                   77,000
                                            -----------

Increase in operating loss                  $(1.066,000)

INTEREST INCOME

      Interest income from short-term investments was $155,000 for the nine months ended September 30, 1999 compared to $117,000 for the nine months ended September 30, 1998. Interest income for the nine months ended September 30, 1999 includes $46,000 from notes receivable, generated in the sale of substantially all of the assets of P C Dynamics Corporation. Rental income from the P C Dynamics facility was $110,000 for the nine months ended September 30, 1999.

INTEREST EXPENSE

      Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $167,000 for the first nine months of 1999 compared to $169,000 for the first nine months of 1998.

GAIN ON DISPOSAL OF ASSETS

      The Company recorded a loss of $135,000 on the disposal of fixed assets in the first nine months of 1999 compared to a gain of $39,000 for the first nine months of 1998. The loss in the first nine months of 1999 was primarily related to the sale of substantially all the machinery and equipment of P C Dynamics to Performance Interconnect Corporation.

INCOME TAXES

      For the first nine months of 1999 the Company had an effective tax credit rate of 40.8%. For the first nine months of 1998 the Company had an effective tax credit rate of 38.7% due to the effects of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided/(used) from operations was ($106,000) for the first nine months of 1999 compared to $1,005,000 for the first nine months of 1998. Inventories decreased $322,000. Accounts receivable increased $23,000. Accounts payable increased $117,000.

      Capital expenditures to improve manufacturing processes were $200,000 in the first nine months of 1999. Capital expenditures to improve manufacturing processes were $248,000 in the first nine months of 1998.

      The Company collected $1,221,000 relating to the sale of substantially all the machinery and equipment, inventory and accounts receivable of P C Dynamics to Performance Interconnect Corporation.

      The Company has a mortgage loan of $2,046,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

      The Company has a $2,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. Interest is at the prime rate (8.25% at September 30, 1999) plus 1/2%. The agreement expires May 31, 2000 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at September 30, 1999.

      As of September 30, 1999, the company has $2,046,000 of debt and $4,380,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash and investment balances and its capacity for debt will be sufficient to fund current business operations.

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

      The Company has reviewed its computer and other hardware and software systems and has upgraded those systems that it has identified as not being year 2000 compliant. These systems were upgraded either through modification or replacement.

      Although the Company is not aware of any material operational impediments associated with upgrading its computer and other hardware and software systems to be year 2000 compliant, the Company cannot make any assurances that the upgrade, or that the upgraded systems will be free of defects. If any such risks materialize, the Company could experience material adverse consequences to its business, financial condition and results of operations.

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

      The Company incurred approximately $86,000 to date to resolve and test the Company's year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance were expensed as incurred, other than acquisitions of new software or hardware, which was capitalized.

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

                          PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Company's Annual Meeting of Stockholders was held on July 28, 1999.

(b) At the Company's Annual Meeting of Stockholders, the stockholders reelected to the Company's Board of Directors Messrs. Lavern D. Kramer, Rick Mathes, Michael Bayles and Steve Grzywna. Messrs. Kramer and Mathes are class III Directors and will serve a term ending upon the election of Class III Directors at the 2001 annual meeting of stockholders. Messrs. Bayles and Grzywna are class I Directors and will serve a term ending upon the election of Class I Directors at the 2002 annual meeting of stockholders. The aggregate number of votes cast for, against or withheld, for the election of Mr. Kramer was as follows: 2,059,387 for, 0 against and 18,325 withheld. The aggregate number of votes cast for, against or withheld, for the election of Mr. Mathes was as follows: 2,056,287 for, 0 against and 21,425 withheld. The aggregate number of votes cast for, against or withheld, for the election of Mr. Bayles was as follows: 2,059,387 for, 0 against and 18,325 withheld. The aggregate number of votes cast for, against or withheld, for the election of Mr. Grzywna was as follows: 2,056,287 for, 0 against and 21,425 withheld.

      The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. The Board is comprised of two Class I Directors (Michael Bayles and Steve Grzywna) whose term expires at the 2002 annual meeting of stockholders, one Class II Director (Joseph A. Turek) whose term expires at the 2000 annual meeting of stockholders and two Class III Directors (Lavern D. Kramer and Rick Mathes) whose term expires at the 2001 annual meeting of stockholders.

      On November 3, 1999, the Company announced that Michael Bayles and Rick Mathes resigned from the Board of Directors.

(c) At the Company's Annual Meeting of Stockholders, the stockholders ratified the appointment of Grant Thornton LLP as auditors of the Company for the 1999 calendar year. The aggregate number of votes cast for, against or withheld, for the ratification of Grant Thornton LLP as auditors was 2,072,362, 4,250 and 1,100, respectively.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27   Financial Data

                                   SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    M~WAVE, INC.

Date: November 4, 1999                       /s/    PAUL H. SCHMITT
                                             ------------------------------
                                                  Paul H. Schmitt

                                             Chief Financial Officer

                                       EXHIBIT INDEX
Exhibit
  No                                    Description
-------     --------------------------------------------------------------------

  27        Financial Data