Form 10-K405
period 1999-12-31
M WAVE INC
filed 2000-03-24
CIK 883842

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                   For the fiscal year ended December 31, 1999
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 15, 2000 was approximately $15,123,000, computed on the basis of the last reported sale price per share ($9.9375) of such stock on the NASDAQ SmallCap Market.

The Registrant has 2,280,842 common shares outstanding at March 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Applicable portions of the Proxy Statement for the Annual Meeting are incorporated by reference in Part III of this Form.

Index to Exhibits listed on page 40.

PART I


Item 1. Business

The Company
-----------

M~Wave, Inc., operates through its wholly-owned subsidiary Poly Circuits, Inc. (the "Company").

The Company manufactures microwave printed circuit boards using Teflon-based laminates to customers' specifications. In addition, the Company produces customer specified bonded assemblies consisting of a printed circuit board bonded in some manner to a metal carrier or pallet. One bonding technique used by the Company is Flexlink(TM), a patented process granted to the Company in 1993. The Company developed an enhanced version called Flexlink II(TM) in 1996.

The Company's printed circuit boards and bonded assemblies are used in wireless communication systems and other devices and equipment operating in the microwave frequency spectrum of 800 MHz and above. These devices and equipment include cellular power amplifiers, global positioning satellite systems and personal communication networks. The Teflon(TM) based boards and assemblies are advantageous for microwave systems because of their extremely low power losses, coupled with stable, predictable electrical characteristics.

The production of Teflon(TM) based printed circuit boards and bonded assemblies is technologically demanding due to the precise requirements of their end-use applications and the miniaturization of the microwave frequency components. To meet these technological demands, the Company has developed manufacturing processes and designs which reduce the cost and increase the manufacturability and reliability of customer systems. Additionally, the Company emphasizes quality engineering and design support for its customers. The Company is subject to stringent technical evaluation and ISO certification by many of its customers.

The Company markets its products through Company personnel supported by approximately 20 independent sales organizations. The Company's base of approximately 100 customers represents a highly sophisticated group of purchasers.

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

On March 25, 1999, PC Dynamics Corporation, a subsidiary of the Company, sold substantially all of its machinery and equipment, inventory and accounts receivable and assigned all of its outstanding contracts and orders to Performance Interconnect Corporation, a Texas Corporation. (PIC) The purchase price paid by PIC consisted of:

                  (i)          $893,319 in cash;

                  (ii) a promissory note in the principal amount of $773,479, which is payable in nine (9) equal monthly installments commencing on July 1, 1999; and

                  (iii) a promissory note in the principal amount of $293,025, which is payable in monthly installments of $50,000 commencing on May 1,1999 until paid. The Company has collected $293,025 through December 31, 1999.

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

This agreement was amended in the third quarter of 1999 to revise the payment schedule whereas the Company agreed to revise the payment schedule for Promissory Note I from 9 equal monthly installments to 30 equal monthly installments in return for not pursuing the purchase of the facility in Texas. The Company has collected $128,915 through December 31,1999. The royalty agreement was also revised to $500,000 payable in equal monthly installments of $25,000 until paid. The Company has collected $145,000 through December 31,1999.

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

One of the most widely recognized high frequency wireless communication systems in commercial use is the cellular telephone. Cellular systems operate at the lower end of the microwave spectrum and use Teflon(TM) based printed circuit boards and bonded assemblies in power amplifier base stations. As cellular telephones increase their market penetration, additional cellular base stations will be constructed to improve geographic coverage and system capacity. Approximately 64%, 51% and 49% of the Company's revenues in 1999, 1998, and 1997, respectively, were related to the cellular telephone industry.

Customers and Marketing

The Company's customers include microwave system manufacturers with sophisticated technologies. The Company currently services a customer base of approximately 100.

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

Approximately 20 independent sales organizations are paid a commission to represent the Company in geographical territories. International sales of the Company's products have accounted for less than 5% of revenues in each of 1999, 1998 and 1997.

In 1999, Motorola, Lucent and Spectrian accounted for 14%, 36% and 13%, respectively, of the Company's revenues. In 1998, Motorola, Lucent and Spectrian accounted for 7%, 9% and 37%, respectively, of the Company's revenues. In 1997, Motorola, Lucent and Spectrian accounted for 19%, 7% and 26%, respectively, of the Company's revenues. The loss of, or a substantial reduction in or change in the mix of orders from, any one or more of the Company's major customers could have a material adverse effect on the Company's results of operations and financial condition. The Company continues vigorously to pursue a strategy of being a major source to its customers, but intends to seek to be one of a few key suppliers rather than the sole supplier.

As of December 31, 1999, the Company had an order backlog of approximately $6,662,000 compared to $3,772,000 at December 31, 1998. Nearly all of the Company's backlog is subject to cancellation or postponement without significant penalty. Accordingly, the Company does not believe that this backlog is necessarily indicative of the Company's future results of operations or prospects.

Products and Production

The Company produces microwave related Teflon(TM) based printed circuit boards. The Company also bonds microwave related printed circuit boards to metal carriers or pallets using a variety of bonding techniques including a Company patented process called Flexlink II(TM). The use of Teflon(TM) in the manufacturing of printed circuit boards is demanding. This is so because Teflon(TM) is a thermo-plastic which, in a cured state, exhibits a high coefficient of thermal expansion and polymeric molecular cross-linking which makes plating circuitry difficult. Manufacturing microwave-related circuit boards requires tolerances measured in ten thousandths of an inch. Despite these manufacturing complexities, the Company realized a yield of approximately 91% in both 1999 and 1998. This rate has helped the Company reduce its manufacturing costs, which is particularly important because Teflon(TM) is substantially more expensive than laminates used in low frequency applications.

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

During 1999, 1998 and 1997, one manufacturer accounted for approximately 41%, 66% and 56%, respectively, of the Teflon based laminate supplied to the Company. There are only four U. S. manufacturers of Teflon based laminate. Any disruption or termination of these sources of Teflon based laminate could adversely affect the Company's operations. Moreover, any prolonged disruption or termination of the Company's principal supplier of Teflon based laminate could have a material adverse effect on the Company's business and damage customer relationships. The Company purchases Teflon based laminate pursuant to an ongoing purchase order relationship. The Company believes its relationship with its principal supplier of Teflon based laminate is good.

Product Development
-------------------

The Company's product development efforts have been a part of its ongoing activities. The Company has developed the Flexlink(TM) process, the bonding of materials with dissimilar coefficients of thermal expansion, and the fusion bonding of Teflon based laminate for multi-layer circuit fabrication. The Company was granted a patent in 1993 by the United States Patent Office for its Flexlink(TM) process. The Company developed an enhanced version called Flexlink II(TM) in 1996.

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

Competition
-----------

The market for the Company's products is highly competitive. The Company competes for customers primarily on the basis of quality and on time delivery of its products and the Company's technical support. The Company faces substantial competition from many companies, including many that have greater financial and other resources, broader product lines, greater customer service capabilities and larger and more established customer bases. Also, some of the smaller "non-Teflon(TM) board shops" are now entering the market for Teflon(TM) boards. Some of these smaller shops are located nearby key customers. This is an advantage they can use.

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

Based on information available to the Company, which in most cases includes an estimate of liability, legal fees and other factors, a reserve for indicated environmental liabilities has been made in the aggregate amount of approximately $10,000. The Company spent approximately $11,000 in 1999 complying with EPA regulations.

Patents
-------

Due to rapidly changing technology, the Company believes its success depends primarily upon the engineering, marketing, manufacturing and support skills of its personnel, rather than upon patent protection. The Company was granted a patent in 1993 by the United States Patent Office for its Flexlink(TM) process. The Company developed an enhanced version called Flexlink II(TM) in 1996.

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

Employees
---------

On December 31, 1999, the Company employed approximately 82 persons. The Company closely monitors the number of employees in response to its periodic production requirements and believes it is positioned appropriately to change the number of employees as changes in production warrant

None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its labor relations to be very good.

Executive Officers of the Registrant
------------------------------------

The following is a list of Company's executive officers:

          Name                                                Age                     Position
          ----                                                ---                     --------

          Joseph A. Turek                                     42                Chairman and
                                                                                Chief Executive Officer

          Paul H. Schmitt                                     53                Secretary and Treasurer

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

Item 2. Properties

Facilities

The following table lists the manufacturing, administrative, marketing facilities of the Company:

                                                                     Lease
Location                    Function          Square Feet         Expiration Date
--------                    --------          -----------         ---------------

Bensenville, Illinois       Manufacturing     14,000              Owned

Bensenville, Illinois       Administrative    13,000              June 30, 2000
                                                                  Subject to option
                                                                  to renew for five
                                                                  years)

Bensenville, Illinois       Manufacturing     3,000               August 31, 2002

Bensenville, Illinois       Manufacturing     3,000               August 31, 2002


Frisco, Texas               Leased            44,000              Owned


The Company began manufacturing at the Company's new 44,000 square foot building in Frisco, Texas during the fourth quarter of 1996. This facility is subject to a mortgage securing the Company's obligation to repay notes totaling $2,298,000 at December 31, 1998. In December 1997, the Company announced that the P C Dynamics facility located in Frisco,

Texas does not have a place in the Company's Strategic Plans. The Company sold substantially all the assets of PC Dynamics Corporation on March 25, 1999, but retained ownership of the building.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Registrant's common stock is traded on the NASDAQ Small Cap Market (trading symbol MWAV). The following table sets forth, for the calendar periods indicated, the range of the high and low last reported sales prices of the common stock from January 1, 1998 through December 31, 1999 as reported by the NASDAQ.



                                                  Year Ended December 31

                                       1999                                1998
                                       ----                                ----


                                Low               High                Low               High

First Quarter                   $1                $2-1/8              $1-7/8            $4

Second Quarter                  1-1/8             3-15/16             1-3/4             4-5/8

Third Quarter                   1-13/16           3-1/8               11/16             2-1/4

Fourth Quarter                  1-11/16           3-3/4               3/8               1-7/8


As of December 31, 1999, there were approximately 700 shareholders of record owning the common stock of the Company.

The Registrant did not pay any dividends on its common stock in 1999 and intends not to pay dividends in the foreseeable future in order to reinvest its future earnings in the business.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years in the period ended December 31, 1999.




                                                                             Year Ended December 31
                                               1999                1998              1997                1996               1995
                                               ----                ----              ----                ----               ----

Statement of Operations Data:
Net sales                                 $11,305,643        $13,120,054        $16,697,311          $22,643,968        $29,512,380
Gross profit (loss)                         1,022,662          2,433,440          2,703,768            (701,051)          6,971,272
Operating income (loss)                   (1,106,419)            182,774        (4,360,400)          (6,219,548)          2,222,939
Income (loss) before income taxes         (1,086,391)            173,923        (4,523,648)          (6,820,869)          1,868,426
Net income (loss)                           (688,905)             18,503        (3,163,652)          (4,357,393)          1,262,955
Weighted average shares                     2,267,671          3,019,813          3,044,289            3,021,041          2,992,985
Basic earnings (loss) per share                (0.30)               0.01             (1.04)               (1.44)               0.42
Diluted shares                              2,267,671          3,021,211          3,044,289            3,021,041          3,072,920
Diluted earnings (loss) per share              (0.30)               0.01             (1.04)               (1.44)               0.41


Balance Sheet Data:
Working capital                            $5,446,183         $5,342,657         $5,679,330           $4,601,703         $9,110,742
Total assets                               15,882,735         15,768,374         16,692,337           21,835,551         23,407,823
Long-term debt                              1,886,799          1,990,337          2,268,028            2,604,464             11,239
Stockholders' equity                       10,475,577         11,167,648         11,931,109           15,012,262         19,365,593

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Listed below are the related expenses for 1999, 1998 and 1997 as a percent of sales.



                                             1999         1998         1997
                                           ------       ------       ------

Net sales                                   100.0%       100.0%       100.0%
Cost of goods sold                           91.0         81.5         83.8
                                            ------       ------       ------
Gross profit                                  9.0         18.5         16.2
                                            ------       ------       ------

Operating expenses:
General and administrative                   13.4         12.5         13.8
Selling and marketing                         5.4          4.6          6.1
Impairment of building and equipment          0.0          0.0         15.6
Goodwill impairment charge                    0.0          0.0          4.0
Write-off of note receivable                  0.0          0.0          2.8
                                            ------       ------       ------
Total operating expenses                     18.8         17.1         42.3
                                            ------       ------       ------

Operating income (loss)                      (9.8)         1.4        (26.1)

Interest income (expense) - net               0.0         (0.3)        (0.4)
Rental income                                 1.4          0.0          0.0
Gain (loss) on disposal of equipment         (1.2)         0.2         (0.6)
                                            ------       ------       ------
Total other income (expense)                  0.2         (0.1)        (1.0)
                                            ------       ------       ------

Income (loss) before income taxes            (9.6)         1.3        (27.1)

Income tax expense (benefit)                 (3.5)         1.2         (8.2)
                                            ------       ------       ------

Net income (loss)                            (6.1)%        0.1%       (18.9)%
                                             ======       ======      =======

COMPARISON OF 1999 AND 1998

Net Sales
---------

Net sales for 1999 decreased 13% to $11.3 million from $13.1 million in 1998. The decrease in sales was due to Company selling off substantially all of the assets of P C Dynamics Corporation. Net sales of P C Dynamics declined $3,713,000. Net sales to Spectrian decreased by $3,318,000 or 69% to $1,471,000.
Many of products produced for Spectrian are now manufactured off-shore. Net sales to Lucent increased by $2,932,000 or 248% to $4,113,000. Net sales to Motorola increased by $672,000 or 72% to $1,599,000. Net sales to R F Power increased by $871,000 or 657% to $1,004,000.

The Company's three largest customers accounted for 64% of the Company's net sales in 1999 compared to 60% in 1998.

Gross Profit and Cost of Goods Sold
-----------------------------------

Gross profit decreased $1.4 million in 1999 from $2.4 million in 1998 to $1.0 million in 1999. Gross margin decreased to approximately 9% in 1999 from approximately 19% in 1998. Part of the difference ($718,000) was the result of the Company selling off substantially all of the assets of P C Dynamics Corporation. Gross margin for the remainder of the Company decreased approximately

$621,000 due to manufacturing inefficiencies caused by start-up orders with a major customer and rework of products scrapped in the manufacturing process. The Company experienced excessive scrap and rework costs of $230,000 in the second quarter of 1999 relating to Lucent start-up orders. Future production problems would adversely impact the Company's gross margins and profitability, which would also result in decreased liquidity and adversely affect the Company's financial position.

Teflon based laminate is the largest single component of the Company's cost of goods sold, representing 18.0% and 18.8% of net sales during 1999 and 1998, respectively. The Company did not experience significant changes in the cost of Teflon based laminate during 1999 and 1998. During 1999 and 1998, one manufacturer accounted for approximately 41% and 66%, respectively, of the Teflon based laminate supplied to the Company.

Operating Expenses
------------------

General and administrative expenses were $1,519,000 or 13.4% of net sales in 1999, compared to $1,635,000 or 12.5% of net sales in 1998. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were down $267,000 due to the Company selling off substantially all of the assets of P C Dynamics Corporation. Depreciation and Amortization was up $62,000.

Selling and marketing expenses were $610,000 or 5.4% of net sales in 1999, compared to $616,000 or 4.7% of net sales in 1998. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products and the commissions paid to independent sales organizations. Commissions and expenses relating to independent sales organizations were down $54,000 as a result of lower sales.

Operating Income
----------------

Operating loss was $1,106,000 or 9.8% of net sales in 1999, compared to a operating income of $183,000 or 1.4% of net sales in 1998. The change in operating income can be summarized as follows:


Decrease in net sales                                             $(337,000)
Decrease in gross margin                                         (1,074,000)
Decrease in operating expenses                                      122,000
                                                                -----------
Decrease in operating income                                    $(1,289,000)
                                                                ===========

Interest Income
---------------

Interest income from short-term investments was $206,000 in 1999 compared to $172,000 in 1998.

Interest Expense
----------------

Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $212,000 in 1999 compared to $219,000 in 1998.

Rental income
-------------

Rental income, primarily relating to the P C Dynamics facility, was $161,000 in 1999.

Gain (loss) on disposal of fixed assets
---------------------------------------

The Company recorded a loss of $135,000 in 1999 compared to a gain of $39,000 in 1998 relating to the disposal of fixed assets which are no longer usable in the Company's business.

Income Taxes
------------

The Company had an effective tax credit rate of 36.6% in 1999, and an effective tax rate of 89.4% in 1998. The rate of 89.4% in 1998 reflects changes in estimated tax refunds.

Earnings per share
------------------

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128
- "Earnings per Share" ("SFAS 128"). As required by SFAS 128, all current and prior year earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.

COMPARISON OF 1998 AND 1997

Net Sales
---------

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

Gross Profit and Cost of Goods Sold
-----------------------------------

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

Operating Expenses
------------------

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

During the fourth quarter of 1997, the Company decided to reposition the P C Dynamics subsidiary located in Frisco, Texas. Management decided the P C Dynamics subsidiary did not have a future place in the Company's strategic plans. As such, management was actively marketing P C Dynamics for sale. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a goodwill impairment charge of $670,000 in December, 1997. In December, 1997, the Company also recorded a $2,604,448 impairment of building and equipment for the write down of the P C Dynamics building and equipment to an estimate of market value. The building and equipment were recorded in the December 31, 1998 balance sheet as assets to be disposed of and were recorded at market value less an estimate of selling costs. The market value was determined based on appraisals.

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

Effective December 19, 1997, the Company consented to the transfer of assets of Marquis Microwave Products to TRL Technologies, Inc. provided Marquis Microwave Products paid the Company $400,000. As further consideration, the Company entered into a Royalty agreement that entitles the Company to receive royalties of 3% of net sales of products developed by Marquis Microwave Products, subject to a maximum of $700,000. The Company also agreed that the Promissory Note and the prior royalty agreements dated December 13, 1996 issued by Marquis Microwave Products are null and void. In connection with this transaction the Company recorded a write-off of Note Receivable of $472,000 in December, 1997.

The Company had sustained operating losses on the Assembly Division of $1.1 million in 1996 on revenues of $463,000.

Operating income
----------------

Operating income was $183,000 or 1.4% of net sales in 1998, compared to a negative $4,360,000 or negative 26.1% of net sales in 1997. The change in operating income can be summarized as follows:


Decrease in net sales                                             $(579,000)
Increase in gross margin                                            309,000
1997 Impairment of building and equipment                         2,604,000
1997 Goodwill impairment charge                                     670,000
1997 Write off of note receivable                                   472,000
Decrease in operating expenses                                    1,067,000
                                                             --------------

Increase in operating income                                     $4,543,000
                                                             ==============

Interest Income
---------------

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

Income Taxes
------------

The Company had an effective tax credit rate of 89.4% in 1998, and an effective tax credit rate of 30.1% in 1997. The rate of 89.4% in 1998 reflects changes in estimated tax refunds.

Earnings per share
------------------

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128
- "Earnings per Share" ("SFAS 128"). As required by SFAS 128, all current and prior year earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided/(used) by operations was $(1,918,000), $1,338,000 and $2,645,000 in 1999, 1998 and 1997, respectively. In 1999, inventories increased $1,220,000 due mainly to the sale of the P C Dynamics inventory of $773,000 and an increased investment in work in process of $246,000. Depreciation and amortization was $1,008,000, up $237,000 in 1999 due mainly to depreciating the P C Dynamics Facility in 1999. Accounts receivable was up $1,362,000 due to increased sales in the fourth quarter of 1999. Cash generated and cash on hand was also used for the purchase of property, plant and equipment. Purchases of property, plant and equipment were $474,000, $277,000, and $544,000 in 1999, 1998 and 1997, respectively. The expenditures were partially financed through borrowings of $294,000.

The Company has a line of credit from American National Bank and Trust Company of Chicago which provides for a maximum borrowings of $2,000,000 based on 80% of eligible account receivables through May 2000 at an interest rate of prime plus 0.5%. At December 31, 1999, no amounts were outstanding on this line.

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

As of December 31, 1999, the Company has $2,248,000 of debt and $2,587,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash balance and its capacity for debt will be sufficient to fund current business operations.

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

         (iii) a promissory note in the principal amount of $293,025, which is payable in monthly installments of $50,000 commencing on May 1,1999 until paid. The Company has collected $293,000 through December 1999.

PC Dynamics and PIC also entered into a royalty agreement which provides for PIC to pay PC Dynamics a royalty equal to 8.5% of the net invoice value of certain microwave frequency components and circuit boards sold by PIC for eighteen months following the closing. PIC shall not be required to pay P C Dynamics in excess of $500,000 in aggregate royalty payments.

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

This agreement was amended in the third quarter of 1999 whereas the Company agreed to revise the payment schedule for Promissory Note I from 9 equal monthly installments to 30 equal monthly installments in return for not pursuing the purchase of the facility in Texas. The Company has collected $128,915 through December 31,1999. The royalty agreement was also revised to $500,000 payable in equal monthly installments of $25,000 until paid. The Company has collected $145,000 through December 31, 1999.

Inflation
---------

Management believes inflation has not had a material effect on the Company's operation or on its financial position.

New Accounting Pronouncements
-----------------------------

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

Year 2000 Compliance
--------------------

The Company has reviewed its computer and other hardware and software systems and has upgraded those systems that it has identified as not being year 2000 compliant. These systems were upgraded either through modification or replacement.

Although the Company is not aware of any material operational impediments associated with upgrading its computer and other hardware and software systems to be year 2000 compliant, the Company cannot make any assurances that the upgrade will be free of defects. If any operational impediments materialize, the Company could experience material adverse consequences to its business, financial condition and results of operations.

Year 2000 compliance may also adversely affect the Company's business financial conditions and results of operations indirectly by causing complications to, or otherwise affecting, the operations of any one or more of its suppliers and customers. The Company has contacted its significant suppliers and customers in an attempt to identify any potential year 2000 compliance issues with them. The Company did not find any compliance issues.

The Company incurred approximately $86,000 through fiscal 1999 to resolve and test the Company's year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance were expensed as incurred, other than acquisitions of new software or hardware, which was capitalized.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated financial statements and the related notes for each of the three years in the period ended December 31, 1999 are filed in response to this Item pursuant to Item 14.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III


Item 10.  Directors and Executive Officers of the Registrant

Information required by this Item with respect to Executive Officers of the Company is set forth in Part I, Item 4 and is incorporated herein by this reference. Information required by this Item with respect to members of the Board of Directors of the Company will be contained in the Proxy Statement for the Annual Meeting of Stockholders (the "2000 Proxy Statement"), and is incorporated herein by this reference.

Item 11.  Executive Compensation

Information required by this Item will be contained in the 2000 Proxy Statement and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this Item will be contained in the 2000 Proxy Statement and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

Information required by this Item will be contained in the 2000 Proxy Statement and is incorporated herein by this reference.

PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     1.   Financial Statements

                                                                                                               Page in the
                                                                                                               Form 10-K
                                                                                                               ---------

             Independent Certified Public Accountants Report                                                         23

             Consolidated Balance Sheets
                December 31, 1999 and 1998                                                                           24


             Consolidated Statements of Operations
                Years Ended December 31, 1999, 1998 and 1997                                                         25

             Consolidated Statements of Stockholders' Equity
                Years Ended December 31, 1999, 1998 and 1997                                                         26

             Consolidated Statements of Cash Flows
                Years Ended December 31, 1999, 1998 and 1997                                                      27-28

             Notes to Consolidated Financial Statements                                                           29-37

             Selected Quarterly Financial Data (Unaudited)                                                          38

             Subsidiaries                                                                                           42

(a)     2.   Financial Statement Schedules

             None

(a)     3.   Exhibits

             The exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

(b)     The Company filed a reports on Form 8-K as follows:
             (1) Dated March 25, 1999 announced the Company had sold substantially all the assets of PC Dynamics to Performance Interconnect Corp.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS








    Board of Directors
    M~Wave, Inc.



    We have audited the accompanying consolidated balance sheets of M~Wave, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the management of M~Wave, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M~Wave, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



    GRANT THORNTON LLP


    Chicago, Illinois
    January 28, 2000

M~WAVE, Inc. and Subsidiaries
-----------------------------


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999 AND 1998


ASSETS                                                                                1999                    1998
CURRENT ASSETS:
  Cash and cash equivalents                                                        $2,586,885           $ 3,712,537
  Accounts receivable, net of allowance
     for doubtful accounts:
     1998 - $10,000; 1999 - $10,000                                                 2,520,070             1,772,637
  Inventories                                                                      2,030,417             1,583,421
  Deferred income taxes                                                             1,080,940               395,987
  Prepaid expenses and other assets                                                    71,957                99,656
                                                                              ---------------       ---------------
    Total current assets                                                            8,290,269             7,564,238
PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements                                                  4,863,247             2,360,152
  Machinery and equipment                                                         7,934,816             7,355,774
                                                                              ---------------             ---------
    Total property, plant and equipment                                            12,798,063             9,715,926
  Less accumulated depreciation                                                     5,855,688             4,750,872
                                                                              ---------------       ---------------
    Property, plant and equipment - net                                             6,942,375             4,965,054
NOTE RECEIVABLE                                                                       645,391                     0
ASSETS TO BE DISPOSED OF, NET                                                               0             3,233,405
OTHER ASSETS                                                                            4,700                 5,677
                                                                              ---------------       ---------------
TOTAL                                                                             $15,882,735           $15,768,374
                                                                                  ===========       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                               $  1,974,067           $ 1,306,348
  Accrued expenses                                                                    508,456               607,628
  Current portion of long-term debt                                                   361,563               307,605
                                                                              ---------------       ----------------
    Total current liabilities                                                       2,844,086             2,221,581

DEFERRED INCOME TAXES                                                                 676,273               388,808
LONG-TERM DEBT                                                                      1,886,799             1,990,337
COMMITMENTS AND CONTINGENCIES                                                               0                     0
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 1,000,000
    shares; no shares issued                                                                0                     0
  Common stock, $.01 par value; authorized, 10,000,000
    shares;  3,069,806 shares issued and 2,266,342
    shares outstanding at December 31, 1999, 3,069,806
    shares issued and 2,267,842 shares outstanding at
    December 31, 1998                                                                 30,698               30,698
  Additional paid-in capital                                                        8,348,832             8,348,832
  Retained earnings                                                                 3,775,321             4,464,226
  Treasury stock, 803,464 shares at December 31, 1999
    and 801,964 shares at December 31, 1998, at cost                              (1,679,274)           (1,676,108)
                                                                              ---------------     -----------------
     Total stockholders' equity                                                    10,475,577            11,167,648
                                                                              ---------------     -----------------
TOTAL                                                                             $15,882,735           $15,768,374
                                                                                  ===========     =================


See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries
-----------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999                  1998                  1997
                                                                 ----                  ----                  ----

NET SALES                                                       $11,305,643           $13,120,054          $16,697,311
COST OF GOODS SOLD                                               10,282,981            10,686,614            13,993,543
                                                        -------------------     -----------------   -------------------
  Gross profit                                                    1,022,662             2,433,440             2,703,768

OPERATING EXPENSES:
  General and administrative                                      1,519,006             1,635,001             2,297,309
  Selling and marketing                                             610,075               615,665             1,020,623
  Impairment of building and equipment                                    0                     0             2,604,448
  Goodwill impairment charge                                              0                     0               670,070
  Writeoff of note receivable                                             0                     0               471,718
                                                        -------------------     -----------------   -------------------
    Total operating expenses                                      2,129,081             2,250,666             7,064,168
                                                        -------------------     -----------------   -------------------

  Operating income (loss)                                       (1,106,419)               182,774           (4,360,400)

OTHER INCOME (EXPENSE):
  Interest income                                                   205,871               171,597               179,828
  Interest expense                                                (211,759)             (219,254)             (250,232)
  Rental income                                                     161,000                     0                     0
  Gain (loss) on disposal of equipment                            (135,084)                38,806              (92,844)
                                                          -----------------     -----------------  --------------------
    Total other income (expense), net                                20,028               (8,851)             (163,248)
                                                          -----------------     -----------------   -------------------

INCOME (LOSS) BEFORE INCOME TAXES                               (1,086,391)               173,923           (4,523,648)

  Income tax expense (benefit)                                    (397,486)               155,420           (1,359,996)
                                                          -----------------     -----------------   -------------------

NET INCOME (LOSS)                                         $       (688,905)     $          18,503   $       (3,163,652)
                                                          =================     =================   ===================

 Weighted average shares outstanding                              2,267,671             3,019,813             3,044,289
                                                          =================     =================   ===================

BASIC EARNINGS (LOSS) PER SHARE                           $            (0.30)   $            0.01   $            (1.04)
                                                          ===================   =================   ===================

Diluted shares outstanding                                        2,267,671             3,021,211             3,044,289
                                                          =================     =================   ===================

DILUTED EARNINGS (LOSS) PER SHARE                                 $  (0.30)     $            0.01   $            (1.04)
                                                          =================     =================   ===================





See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                               Additional                                     Total
                                      Common     Paid-in      Retained       Treasury     Stockholders'
                                      Stock      Capital      Earnings        Stock          Equity
                                     -------   ----------   -----------    -----------    -------------
BALANCE
  JANUARY 1,1997                      30,416    7,492,472     7,609,375       (120,000)     15,012,263

  Common stock issued:
     Stock options (10,000 shares)       100       32,400             0              0          32,500
      Sale of 18,200 shares of
        Common Stock                     182       49,816             0              0          49,998

  Net loss                                 0            0    (3,163,652)             0      (3,163,652)
                                     -------   ----------   -----------    -----------    ------------

BALANCE
  DECEMBER 31,1997                   $30,698   $7,574,688   $ 4,445,723    $  (120,000)   $ 11,931,109
                                     =======   ==========   ===========    ===========    ============

Treasury stock purchased:
  781,964 shares and issuance
   of stock warrants                       0      774,144             0     (1,556,108)       (781,964)

  Net income                               0            0        18,503              0          18,503
                                     -------   ----------   -----------    -----------    ------------

BALANCE
  DECEMBER 31,1998                   $30,698   $8,348,832   $ 4,464,226    $(1,676,108)   $ 11,167,648
                                     =======   ==========   ===========    ===========    ============

Treasury stock purchased:
  1,500 shares                             0            0             0         (3,166)         (3,166)

  Net loss                                 0            0      (688,905)             0        (688,905)
                                     -------   ----------   -----------    -----------    ------------

BALANCE
  DECEMBER 31,1999                   $30,698   $8,348,832   $ 3,775,321    $(1,679,274)   $ 10,475,577
                                     =======   ==========   ===========    ===========    ============

See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                          1999           1998           1997
                                                      -----------    -----------    -----------
Cash flows from:
OPERATING ACTIVITIES:
  Net income (loss)                                   $  (688,905)   $    18,503    $(3,163,652)
  Adjustments to reconcile net income to
    net cash flows from operating activities:
      Valuation provision on note receivable                    0              0        471,718
      (Gain) loss on disposal  of equipment               135,084        (38,806)        92,844
        Depreciation and amortization                   1,008,216        770,760      1,511,640
    Impairment of buildings and equipment                       0              0      2,604,448
    Goodwill impairment charge                                  0              0        670,070
    Deferred income taxes                                (397,486)       302,077       (355,777)

    Changes in assets and liabilities:
        Accounts receivable                            (1,362,463)       (37,678)        (9,619)
        Inventories                                    (1,220,475)      (688,756)       454,980
        Income taxes                                            0      1,032,850      1,137,054
        Prepaid expenses and other assets                  10,109        (66,877)       168,307
        Accounts payable                                  656,522        467,738       (711,387)
        Accrued expenses                                  (58,757)      (421,410)      (225,398)
                                                      -----------    -----------    -----------

           Net cash flows from operating activities    (1,918,155)     1,338,401      2,645,228
                                                      -----------    -----------    -----------

Cash flows from:
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment              (473,803)      (277,324)      (543,934)
  Proceeds on sale of fixed assets                          4,619        176,800         70,100
  Purchase treasury stock                                  (3,166)      (781,964)             0
  Collection of notes receivable                          421,113              0        400,000
  Proceeds from the sale of PC Dynamics property,
    plant and equipment                                   581,965              0              0
  Proceeds from sale of PC Dynamics net working
    capital and other                                     311,354              0              0
                                                      -----------    -----------    -----------
           Net cash flows from investing activities       842,082       (882,488)       (73,834)
                                                      -----------    -----------    -----------

Cash flows from:
FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options             0              0         32,500
  Common stock issued for cash                                   0              0         49,998
  Proceeds from long-term debt                             293,834              0              0
  Repayment of long-term debt                             (343,413)      (277,691)      (336,436)
                                                       -----------    -----------    -----------

          Net cash flows from financing activities         (49,579)      (277,691)      (253,938)
                                                       -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           (1,125,652)       178,222      2,317,456

CASH AND CASH EQUIVALENTS:
  Beginning of year                                      3,712,537      3,534,315      1,216,859
                                                       -----------    -----------    -----------
  End of year                                          $ 2,586,885    $ 3,712,537    $ 3,534,315
                                                       ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
                                                           1999          1998           1997
                                                       -----------    -----------    -----------
  Cash paid during the year for:
    Interest                                           $   211,759    $   219,254    $   250,232

   Income tax refunds received                                   0      1,179,506      2,141,268

See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

      Cash and Cash Equivalents - Cash and cash equivalents comprise cash in banks and highly liquid investments that are both readily convertible to known amounts of cash or purchased with a maturity of three months or less.

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

      Property, Plant and Equipment - Property, plant and equipment are recorded at cost. The Company calculates depreciation using the straight-line method at annual rates as follows:

             Building and improvements                     3% to 20%
             Machinery and equipment                      10% to 20%

      Goodwill - Goodwill arising from the acquisition of P C Dynamics Corporation was being amortized on a straight-line basis over 10 years. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," the Company wrote off the goodwill in the fourth quarter of 1997 after assessing its recoverability, as well as the book value of the building and equipment of the P C Dynamics facility. The goodwill and building and equipment of the P C Dynamics were determined to be impaired based upon P C Dynamics' estimated net realizable value.

      Assets to be Disposed of, Net - The Company had recorded the building and equipment of the PC Dynamics facility as Assets to be Disposed of, Net and valued these items at market less an estimate of selling costs.

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

      Net Earnings (Loss) Per Share - The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share is computed by dividing net earnings
      (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive based on cumulative year-to-date losses. There is no difference in the Company's calculation of basic and fully diluted earnings per share for 1999, 1998 and 1997.

      Basis of Presentation - Certain prior year amounts have been reclassified to conform with the 1999 presentation.

3.    SALE OF P C DYNAMICS CORPORATION

      On March 25, 1999, PC Dynamics Corporation, a wholly owned subsidiary of the Company, sold substantially all of its machinery and equipment, inventory and accounts receivable and assigned substantially all of its outstanding contracts and orders to Performance Interconnect Corp., a Texas Corporation ("PIC"). The purchase price paid by PIC consisted of:

         (i)      $893,319 Cash

         (ii) a promissory note in the principal amount of $773,479, payable in nine (9) equal monthly installments commencing on July 1, 1999.

         (iii) a promissory note in the principal amount of $293,025, payable in monthly installments of $50,000 commencing on May 1, 1999 until paid. The Company has collected $293,025 through December, 1999.

      PC Dynamics and PIC also entered into a royalty agreement which provides for PIC to pay PC Dynamics a royalty equal to 8.5% of the net invoice value of certain microwave frequency components and circuit boards sold by PIC for eighteen months following the closing. PIC shall not be required to pay P C Dynamics in excess of $500,000 in aggregate royalty payments.

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

      This agreement was amended in the third quarter of 1999 whereas the Company agreed to revise the payment schedule for Promissory Note I from 9 equal monthly installments to 30 equal monthly installments in return for not pursuing the purchase of the facility in Texas. The Company has collected $128,915 through December 31,1999. The royalty agreement was also revised to $500,000 payable in equal monthly installments of $25,000 until paid. The Company has collected $145,000 through December 31, 1999.

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

5.    ACCRUED EXPENSES

      Accrued expenses at December 31, 1999 and 1998 were comprised of:

                                                     1999           1998
                                                     ----           ----
      Salaries and wages                           $113,798       $125,937
      Commissions                                   128,406        105,134
      Professional fees                              84,500         35,000
      Property and other taxes                       42,536        111,000
      Other                                         139,216        230,557
                                                   --------       --------
      Total accrued expenses                       $508,456       $607,628
                                                   ========       ========

6.    LONG-TERM DEBT

      The Company has a bank credit agreement which includes a revolving line of credit and the mortgage loan described below.

      Line of credit availability is based on 80% of eligible accounts receivable, with a borrowing limit of $2,000,000. Interest is at the prime rate (8.50% at December 31, 1999) plus 1/2%. The agreement expires May
      31, 2000 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at December 31, 1999.

      Long-term debt is comprised of the following at December 31, 1999 and 1998:

                                                             1999        1998
                                                             ----        ----
      Mortgage notes payable, 1/2% over prime rate,
      payable in monthly principal installments of
      approximately $25,000 due October 2001,
      collateralized by PC Dynamics facility              $1,964,323   $2,297,942

      Installment note, collateralized by certain fixed
      Assets, prime rate, Payable in monthly principal
      installments of approximately $4,900 due
      October 31, 2004                                       284,039            0
                                                          ----------   ----------
                                                           2,248,362    2,297,942

      Less current portion                                   361,563      307,605
                                                          ----------   ----------
      Total long-term debt                                $1,886,799   $1,990,337
                                                          ==========   ==========

      Scheduled future maturities of long-term debt are as follows at December 31, 1999:

                               2000      361,563
                               2001    1,720,294
                               2002       58,767
                               2003       58,767
                               2004       48,971
                                      ----------
                                      $2,248,362
                                      ==========

      The terms of the Company's long-term bank debt represent the borrowing rates currently available to the Company; accordingly, the fair value of this debt approximates its carrying amount.

      Revolving credit borrowings and the mortgage notes are cross-defaulted and cross-collateralized. The credit agreement, as amended May 31, 1999 requires the Company to maintain a stipulated amount of tangible net worth, as defined.

7.    INCOME TAXES

      The provision (benefit) for income taxes consists of:

                                 1999            1998             1997
                                 ----            ----             ----
      Current                 $       0       $(146,657)      $(1,004,219)
      Deferred                 (397,486)        302,077          (355,777)
                              ---------       ---------       -----------
      Total                   $(397,486)      $ 155,420       $(1,359,996)
                              =========       =========       ===========

      The primary components comprising the net deferred tax assets (liabilities) are as follows:

                                                           1999           1998           1997
                                                           ----           ----           ----
      Deferred tax assets
        Impairment of fixed assets to be disposed of   $         0    $ 1,015,735    $ 1,015,735
        Impairment and amortization of goodwill            485,451        294,766        296,104
        Receivable reserves                                 24,595         24,595         37,540
        Inventory reserves                                 103,917        204,823        218,769
        Accrued expenses and other                          68,364          3,818        117,952
        Tax credits and loss carryforwards                 974,064        166,177         36,154
                                                       -----------    -----------    -----------
            Deferred tax assets                          1,656,391      1,709,914      1,722,254

      Valuation Allowance                                  (90,000)             0              0

      Deferred tax liabilities
        Depreciation                                    (1,161,724)    (1,702,735)    (1,669,175)
                                                       -----------    -----------    -----------
        Net deferred tax assets (liabilities)          $   404,667    $     7,179    $    53,709
                                                       ===========    ===========    ===========

      The effective tax rate differs from the from the Federal statutory tax rate for the following reasons:

                                                    1999    1998    1997
                                                    ----    ----    ----
      Federal statutory rate                        34.0%   34.0%   34.0%
      State income taxes, net of Federal benefit     2.5     2.5     2.5
      Other adjustments                              0.1    52.9    (6.4)
                                                    ----    ----    ----
      Effective rate                                36.6%   89.4%   30.1%
                                                    ====    ====    ====

8.    SIGNIFICANT CUSTOMERS AND SUPPLIERS

      The percentages of net sales attributable to major customers by year were as follows:

                                            1999         1998         1997
                                            ----         ----         ----
      Customer A                             36%           9%           6%
      Customer B                             14            7           19
      Customer C                             13           37           26
      Customer D                              9            1            0

      The loss of, or a substantial reduction in or change in the mix of orders from, any one of the Company's major customers could have a material adverse effect on the Company's results of operations and financial condition.

      Approximately 64%, 51% and 49% of the Company's revenues in 1999,1998 and 1997 respectively, were related to the cellular telephone industry.

      During 1999, 1998 and 1997, one manufacturer accounted for approximately 41%, 66% and 56%, respectively, of the Teflon-based laminates ("Teflon based laminate") supplied to the Company. Teflon based laminate is the largest single component of the Company's cost of goods sold representing approximately 18.0%, 18.8%, and 15.4% of net sales during 1999, 1998 and 1997, respectively. There are only four U. S. manufacturers of Teflon based laminate. Any disruption or termination of these sources of Teflon based laminate could adversely affect the Company's operations.

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

      The exercise price of each non-qualified stock option granted to employees of the Company under the Stock Option Plan must equal at least 80% of the fair market value of the underlying shares of common stock on the date of the grant, and the maximum term of such an option may not exceed 10 years. For all options granted to date, except for 75,000 options granted in 1995 and 210,000 shares granted in 1998, exercise price has equaled fair market value at the date of grant, the term of the option has been 10 years, and the options vest as to 25% on each of the first four anniversary dates of the grant. Exercise prices, as a percentage of fair market value at date of grant, on 75,000 options granted in 1995 are 110% as to 25,000 options, 120% as to 25,000 options and 130% as to 25,000 options. These options vest as to 33 1/3% on December 31, 1995, December 31, 1996, December 31, 1997 and the term is ten years. Exercise prices for the 210,000 shares granted in 1998 are 50,000 shares at $2.75, 70,000 at $6.10 and 90,000 shares at $8.80. These options vest at 40% on May 1, 1998, 35% on May 1, 1999 and 25% on May 1, 2000, and the term is ten years.

      Stock option activity under the Plan was as follows:

      -------------------------------------------------------------------
                                    Number of Shares     Weighted Average
                                      Under Option        Exercise  Price
      -------------------------------------------------------------------
      Balance, January 1, 1997          235,875              $ 10.61

      Granted                           220,000                  7.27

      Forfeited                         (85,000)                10.21

      Exercised                         (10,000)                 3.25
      -------------------------------------------------------------------

      Balance, December 31, 1997        360,875              $   8.73
      -------------------------------------------------------------------

      Granted                           220,000                  6.22

      Forfeited                        (218,125)                 7.28

      Exercised                               0                     0
      -------------------------------------------------------------------

      Balance, December 31, 1998        362,750              $   8.08
      -------------------------------------------------------------------

      Granted                            10,000                  1.31

      Forfeited                        (235,000)                 7.20

      Exercised                               0                     0
      -------------------------------------------------------------------

      Balance, December 31, 1999        137,750              $  10.60

      Exercisable at year-end:

         1997                           137,125                 10.97
         1998                           219,250                  9.48
         1999                           127,750                 11.32

      The weighted average exercise price of the options granted in 1999 were $1.31. The weighted average exercise price of the options granted in 1998 were $6.22. The weighted average exercise price of the options granted in 1997 were $7.27. The range of exercise prices of the 137,750 options outstanding at December 31, 1999 is $1.31 to $15.93 and the weighted average remaining contractual life is 5 years. At December 31, 1999, 612,250 shares were available for grant.

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

                                             1999        1998        1997
                                             ----        ----        ----
      Net income (loss)
         As reported                      $(688,905)  $  18,503   $(3,163,652)
         Pro forma                         (958,875)   (353,005)   (3,676,145)

      Basic net income (loss) per share
         As reported
              Basic                       $   (0.30)  $    0.01   $     (1.04)
              Diluted                         (0.30)       0.01         (1.04)

         Pro forma
              Basic                           (0.42)      (0.12)        (1.21)
              Diluted                         (0.42)      (0.12)        (1.21)

      Options outstanding and exercisable at December 31, 1999, by price range:

                                            Outstanding
                                  -----------------------------------           Exercisable
          Range of                Weighted average                      --------------------------
          exercise                   Remaining       Weighted average             Weighted average
           prices        Shares   contractual life    exercise price     shares    exercise price
           ------        ------   ----------------    --------------     ------    --------------
      $  1.31 to 3.99    39,000         4.4               $ 2.75         29,000        $ 3.25
         4.00 to 7.99    10,000         2.3                 7.00         10,000          7.00
        8.00 to 12.99     3,750         4.4                10.25          3,750         10.25
       13.00 to 13.99    30,000         5.2                13.53         30,000         13.53
       14.00 to 16.00    55,000         5.3                15.24         55,000         15.24
                        -------                                         -------
                        137,750                                         127,750

      The weighted average fair value of options granted in 1999, and 1998 was $1.31 and $6.22, respectively, and was estimated at the grant date using the Black-Scholes options pricing model with the following weighted average assumptions: expected volatility of 96% and 143%, respectively: risk free interest rate of 5.08% and 4.93%, respectively; expected life of 10 and 9 years respectively; and no dividend yield.

10.   EMPLOYEE BENEFIT PLAN

      The Company maintains a defined contribution retirement plan covering substantially all full-time employees. The plan allows for employees to defer up to 10% of their pretax annual compensation, as defined in the plan. The Company will match up to 25% of the first 4% of base compensation that a participant contributes. Additionally, discretionary amounts may be contributed by the Company. There were no Company's contributions for 1999, 1998 and 1997.

11.   LEASE COMMITMENTS

      The Company rents manufacturing and administrative space under operating leases. Rent expense under these leases for the years ended December 31, 1999, 1998 and 1997 was $82,090, $77,100, and $93,600, respectively.

      Future minimum annual lease commitments at December 31, 1999 are as follows:

      Year
      ----
      2000                                66,400
      2001                                38,800
      2002                                26,400
                                        --------
      Total                             $131,600
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

14.  IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS TO BE DISPOSED OF

      During the fourth quarter of 1997, the Company decided to reposition the P C Dynamics subsidiary located in Frisco, Texas. Management decided the
      P C Dynamics division did not have a future place in the Company's strategic plans. As such, management was actively marketing P C Dynamics for sale. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," the Company recorded a goodwill impairment charge of $670,000. The Company also recorded a $2,604,448 impairment of building and equipment for the write down of the P C Dynamics building and equipment to an estimate of market value. The building and equipment are recorded in the December 31, 1998 balance sheet as assets to be disposed of and are recorded at market value less an estimate of selling costs. The market value was determined based on appraisals.

      For the year ended December 31, 1998 P C Dynamics' financial results included $4,485,684 of net sales and operating profits of $378,366. For the years ended December 31, 1997 and 1996, P C Dynamics' financial results included $4,192,303 and $4,786,726 of net sales and operating losses of $4,422,128 and $1,377,584, respectively.

15.   TREASURY SHARES

      On December 18, 1998, the Company repurchased 781,964 shares of its common stock owned by First Chicago Equity Corporation (""FCEC") and its affiliates. The aggregate consideration paid by the Company consisted of $781,964 plus warrants to purchase up to 781,964 shares of the Company's common stock with an exercise price of $1.00 per share (increasing by $0.05 per share each anniversary date of the warrants). The warrants are exercisable only if the Company engages in an extraordinary transaction (e.g., a merger, a consolidation, combination or dissolution) within five years of the issue date of the warrants.

      * * * * * *

M~WAVE, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below is a summary of the Company's unaudited quarterly results for each quarter during 1999 and 1998. In management's opinion, these results have been prepared on the same basis as the audited financial statements contained elsewhere herein and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods when read in conjunction with the financial statements and notes thereto.

                                                       Three Months Ended
                                    ---------------------------------------------------------
                                     March 31,     June 30,     September 30,   December 31,
                                       1999          1999           1999            1999
                                       ----          ----           ----            ----
Net sales                           $3,682,818    $1,896,866     $2,169,003      $3,556,956
Gross profit                           776,582           (16)      (308,022)        554,118
Net income (loss)                        9,740      (225,968)      (494,878)         22,201
Weighted average shares              2,267,842     2,267,842      2,267,842       2,267,165
Basic earnings (loss) per share           0.00         (0.10)         (0.22)           0.01
Diluted shares                       2,267,842     2,267,842      2,267,842       2,267,165
Diluted earnings (loss) per share         0.00         (0.10)         (0.22)           0.01

                                                       Three Months Ended
                                    ---------------------------------------------------------
                                     March 31,     June 30,    September 30,   December 31,
                                       1998          1998          1998            1998
                                       ----          ----          ----            ----
Net sales                           $2,716,093    $3,359,187    $3,550,212      $3,494,562
Gross profit                           326,599       661,536       623,913         821,392
Net income (loss)                     (175,065)       69,179        37,436          86,953
Weighted average shares              3,049,806     3,049,806     3,049,806       2,930,811
Basic earnings (loss) per share          (0.06)         0.02          0.01            0.03
Diluted shares                       3,049,806     3,052,065     3,049,806       2,934,144
Diluted earnings (loss) per share        (0.06)         0.02          0.01            0.03

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       M~WAVE, Inc.

                                       By:  /s/  Joseph A. Turek
                                            ------------------------
                                            Joseph A. Turek
                                            Chairman of the Board,
                                            Chief Executive Officer
                                            March 15, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Joseph A. Turek                        /s/  Steve Grzywna
----------------------------------          ------------------
Joseph A. Turek                             Steve Grzywna
Director                                    Director
March 15, 2000                              March 15, 2000

/s/  Lavern D. Kramer
----------------------------------
Lavern D. Kramer
Director
March 15, 2000

/s/  Paul H. Schmitt
----------------------------------
Paul H. Schmitt
Treasurer and Secretary
(Principal Accounting and
Financial Officer)
March 15, 2000

EXHIBIT INDEX

Exhibit
  No.                        Description                                       Page
-------                      -----------                                       ----
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

 10.8    Construction Loan Note, dated January 10, 1996, by and among the Company, P C Dynamics and American National Bank and Trust
         Company.                                                              *****

 10.9    Employment Agreement between the Company and Michael Bayles          ******

 10.10   Stock Purchase Agreement dated December 18, 1998 by and between
         the Company and First Chicago Equity Corporation.                   *******

 10.11   Stock Purchase Agreement dated December 18, 1998 by and between
         the Company and Cross Creek Partners II.                            *******

 10.12   Warrant dated December 18, 1998 issued to First Chicago Equity      *******

 10.13   Warrant dated December 18, 1998 issued to Cross Creek Partners II   *******

 21      Subsidiaries                                                             42

 24.1    Consent of Grant Thornton LLP                                            43

 27      Financial Data Schedule                                               44-47

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