Form 10-Q
period 2000-03-31
M WAVE INC
filed 2000-05-05
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 2000               Commission File No.   0-19944
------------------------------------               -----------------------------



                                  M-WAVE, INC.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                     36-3809819
--------------------------------------------------------------------------------
 (State or other jurisdiction of                          (I.R.S.  Employer
  incorporation or organization)                          identification No.)


216 Evergreen Street, Bensenville, Illinois                     60106
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number including area code:           (630) 860-9542
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

Yes   X    No
    -----


The registrant has 2,280,842 shares of common stock outstanding at May 4, 2000.


                                       PART I - FINANCIAL INFORMATION
                                        Item 1: Financial Statements

                                                M-WAVE, Inc.

                                         CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                           December 31,        March 31
                                                                               1999             2000
                                                                           ------------     -------------
                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents............................................  $ 2,586,885       $ 2,783,379
    Accounts receivable, net of allowance for doubtful accounts,
     1999- $10,000: 2000 $10,000.........................................    2,520,070         2,530,298
    Inventories..........................................................    2,030,417         3,270,740
    Deferred income taxes                                                    1,080,940           793,475
    Prepaid expenses and other...........................................       71,957            76,883
                                                                           -----------       -----------
        Total current assets.............................................    8,290,269         9,454,775
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements.....................................    4,863,247         4,863,247
    Machinery and equipment..............................................    7,934,816         7,966,379
                                                                           -----------       -----------
        Total property, plant and equipment..............................   12,798,063        12,829,626
    Less accumulated depreciation                                          (5,855,688)        (6,112,188)
                                                                           -----------       -----------
        Property, plant and equipment-net................................    6,942,375         6,717,438
NOTE RECEIVABLE..........................................................      645,391           645,391
OTHER ASSETS.............................................................        4,700             4,995
                                                                           -----------       -----------
TOTAL....................................................................  $15,882,735       $16,822,599
                                                                           ===========       ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable.....................................................  $ 1,974,067       $ 2,915,420
    Accrued expenses.....................................................      508,456           560,662
    Accrued income taxes.................................................            0             8,116
    Current portion of long-term debt....................................      361,563           361,563
                                                                           -----------       -----------
        Total current liabilities........................................    2,844,086         3,845,761

DEFERRED INCOME TAXES....................................................      676,273           490,208
LONG-TERM DEBT...........................................................    1,886,799         1,796,409
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued...........................................            0                 0
    Common stock, $.01 par value; authorized, 10,000,000 shares
      3,069,806 shares issued and 2,267,842 shares outstanding
      at December 31, 1999, 3,084,306 shares issued and 2,280,842
      shares outstanding at March 31, 2000...............................       30,698            30,843
    Additional paid-in capital...........................................    8,348,832         8,395,812
    Retained earnings ...................................................    3,775,321         3,942,840
    Treasury stock:  803,464 shares, at cost.............................   (1,679,274)       (1,679,274)
                                                                           -----------       -----------
        Total stockholders' equity ......................................   10,475,577        10,690,221
                                                                           -----------       -----------
TOTAL....................................................................  $15,882,735       $16,822,599
                                                                           ===========       ===========


                                     See notes to consolidated financial statements



                                         M-WAVE, Inc.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                              1999              2000
                                                                           ----------        ----------
Net sales................................................................  $3,682,818        $5,372,185
Cost of goods sold.......................................................   2,906,236         4,598,236
                                                                           ----------        ----------
  Gross profit...........................................................     776,582           773,949

Operating expenses:
  General and administrative.............................................     437,159           335,324
  Selling and marketing..................................................     175,284           181,359
                                                                           ----------        ----------
    Total operating expenses.............................................     612,443           516,683
                                                                           ----------        ----------

  Operating income.......................................................     164,139           257,266

Other income (expense):
  Interest income........................................................      32,280            19,839
  Interest expense.......................................................     (46,391)          (51,068)
  Rental income..........................................................       8,000            51,000
  Gain (loss) on disposal of assets......................................    (135,084)                0
                                                                           ----------        ----------
    Total other income (expense).........................................    (141,195)           19,771
                                                                           ----------        ----------

    Income before income taxes...........................................      22,944           277,037

Provision for income taxes...............................................      13,204           109,518
                                                                           ----------        ----------

Net income...............................................................  $    9,740        $  167,519
                                                                           ==========        ==========

Net income per share basic and diluted...................................       $0.00             $0.07


Weighted average shares                                                     2,267,842         2,272,994



                                 See notes to consolidated financial statements.


                                                 M-WAVE, Inc.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                      Three months ended March 31,
                                                                                    ---------------------------------
                                                                                       1999                  2000
                                                                                    ----------            -----------
OPERATING ACTIVITIES:
  Net income.............................................................              $9,740                $167,519
  Adjustments to reconcile net income to net cash flows
    from operating activities:
      Gain on disposal of property, plant and equipment..................            $135,084                      $0
      Depreciation and amortization......................................            $249,460                $256,500
      Deferred income taxes..............................................             $87,168                $101,400
    Changes in assets and liabilities:
      Accounts receivable-trade..........................................           ($209,705)               ($10,228)
      Inventories........................................................            $296,091             ($1,240,323)
      Income taxes.......................................................            ($73,962)                 $8,116
      Prepaid expenses and other assets..................................            ($47,623)                ($5,221)
      Accounts payable...................................................            $155,349                $941,353
      Accrued expenses...................................................            ($31,495)                $52,206
                                                                                   ----------              ----------
         Net cash flows from operating activities........................            $570,107                $271,322
                                                                                   -----------             ----------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment..............................           ($163,921)               ($31,563)
  Purchase marketable securities.........................................              $4,619                      $0
  Proceeds from sale of PC Dynamics property, plant and equipment .......            $581,965                      $0
  Proceeds from sale of PC Dynamics net working capital and other .......            $311,354                      $0
                                                                                   ----------              ----------
         Net cash flows used in investing activities.....................            $734,017                ($31,563)

FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options.....................                  $0                 $47,125
  Payments on long term debt.............................................           ($100,932)               ($90,390)
                                                                                   ----------              ----------
         Net cash flows from financing activities........................           ($100,932)               ($43,265)
                                                                                   ----------              ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................          $1,203,192                $196,494

CASH AND CASH EQUIVALENTS - Beginning of period..........................          $3,712,537              $2,586,885
                                                                                   ----------              ----------
CASH AND CASH EQUIVALENTS - End of period................................          $4,915,729              $2,783,379
                                                                                   ==========              ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest.............................            ($46,391)               ($51,068)



                                      See notes to consolidated financial statements.


                                   M-WAVE,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.        BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999 filed March 24, 2000.

2.       BUSINESS

          M-Wave, through its wholly-owned subsidiary Poly Circuits Inc. (the "Company"), manufactures high performance printed circuit boards using Teflon-based laminates to customers' specifications. In addition, the Company produces customer specified bonded assemblies consisting of a printed circuit board bonded in some manner to a metal carrier or pallet. One bonding technique used by the Company is Flexlink(TM), a patented process granted to the Company in 1993. The Company developed an enhanced version of Flexlink(TM) in 1996.

      On March 25, 1999, PC Dynamics Corporation sold substantially all of its machinery and equipment, inventory and accounts receivable and assigned all of its outstanding contracts and orders to Performance Interconnect Corporation, a Texas Corporation. (PIC) The purchase price paid by PIC consisted of:

          (i)     $893,319 in cash;

          (ii) a promissory note in the principal amount of $773,479, which is payable in nine (9) equal monthly installments commencing on July 1, 1999; and

          (iii) a promissory note in the principal amount of $293,025, which is payable in monthly installments of $50,000 commencing on May 1,1999 until paid. The Company has collected $293,025 through March 31, 2000.

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

     This agreement was amended in the third quarter of 1999 whereas the Company agreed to revise the payment schedule for Promissory Note I from 9 equal monthly installments to 30 equal monthly installments in return for not pursuing the purchase of the facility in Texas. The Company has collected $128,915 through March 31,2000. The royalty agreement was also revised to $500,000 payable in equal monthly installments of $25,000 until paid. The Company has collected $145,000 through March 31,2000.

     No payments were received in the first quarter of 2000 as scheduled above. The payments were abated for 90 days per a verbal agreement between the parties. The Company has received $10,000 in April 2000. The Company is again reviewing the possibility of selling the facility in Texas to Performance Interconnect.


3.       INVENTORIES

     Substantially all the Company's inventories are in work in process.

4.       DEBT

     The Company has a mortgage loan of $1,889,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has an installment loan of $269,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

     The Company has a $2,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. Interest is at the prime rate (9.00% at March 31, 2000) plus 1/2%. The agreement expires May 31, 2000 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at March 31, 2000.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED MARCH 31, 2000 COMPARED TO THE QUARTER ENDED MARCH 31, 1999

NET SALES

     Net sales were $5,372,000 for the first quarter ended March 31, 2000, an increase of $1,689,000 or 46% above the first quarter of 1999. The first quarter of 1999 included a final shipment of a matured product line of $1,300,000. The first quarter of 1999 also included the results of PC Dynamics Corporation. The assets of PC Dynamics Corporation were disposed of in the first quarter of 1999. PC Dynamics reported sales of approximately $988,000 in the first quarter of 1999. Thus the adjusted net sales of the Company for the first quarter of 1999 were $1,394,000. Net sales increased approximately $3,978,000 in the first quarter of 2000 when compared to the adjusted first quarter net sales of 1999 for the Company to the reported net sales of the Company for the first quarter of 2000.

     Net sales to Lucent were $4,412,000 in the first quarter of 2000 compared to $307,000 in the first quarter of 1999. Net sales to Motorola were $42,000 in the first quarter of 2000 compared to $1,359,000 in the first quarter of 1999. The sales to Motorola in the first quarter of 1999 included a final shipment of a matured product line of $1,300,000. Net sales to Spectrian were $322,000 in the first quarter of 2000 compared to $312,000 in the first quarter of 1999.

     The Company's three largest customers accounted for 91% of the Company's net sales for the first quarter ended March 31, 2000 compared to 55% in the first quarter of 1999.

GROSS PROFIT (LOSS) AND COST OF GOODS SOLD

     The Company's gross profit for the first quarter of 2000 was $774,000 compared to $777,000 for the first quarter of 1999. The first quarter of 1999 included a final shipment of a maturing product line to Motorola generating approximately $480,000 in gross profit. The first quarter of 1999 also included the results of PC Dynamics Corporation. The assets of PC Dynamics Corporation were disposed of in the first quarter of 1999. PC Dynamics reported a gross profit of approximately $222,000 in the first quarter of 1999. Thus the adjusted gross profit of the Company for the first quarter of 1999 was $75,000. Gross profit increased approximately $700,000 in the first quarter of 2000 when compared to the adjusted first quarter results of 1999 for the Company to the reported gross profit of the Company for the first quarter of 2000. The increase is a result of increased sales and improved efficiencies.

OPERATING EXPENSES

     General and administrative expenses were $335,000 or 6.2% of net sales in the first quarter of 2000 compared to $437,000 or 11.9% of net sales in the first quarter of 1999. The first quarter of 1999 also included the results of PC Dynamics Corporation. The assets of PC Dynamics Corporation were disposed of in the first quarter of 1999. PC Dynamics reported general and administrative expenses of approximately $103,000 in the first quarter of 1999. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

     Selling and marketing expenses were $181,000 or 3.4% of net sales in the first quarter of 2000 compared to $175,000 or 4.8% of net sales in the first quarter of 1999. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations.

OPERATING INCOME (LOSS)

     Operating income was $257,000 or 4.8% in the first quarter of 2000 compared to an operating income of $164,000 or 4.5% of net sales in the first quarter of 1999, an increase of $93,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

Increase in net sales                         $ 356,000
Decrease in gross margin                       (359,000)
Decrease in operating expenses                  (96,000)
                                              ---------

Increase in operating income                  $  93,000

INTEREST INCOME

     Interest income from short-term investments was $20,000 in the first quarter of 2000 compared to $32,000 in the first quarter of 1999. Rental income from the P C Dynamics facility was $51,000 in the first quarter of 2000 compared to $8,000 in the first quarter of 1999.

INTEREST EXPENSE

         Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $51,000 in the first quarter of 2000 compared to $46,000 in the first quarter of 1999.

INCOME TAXES

     In the first quarter of 2000 the Company had an effective tax credit rate of 39.5%. In the first quarter of 1999 the Company had an effective tax rate of 57.5%.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operations was $271,000 for the first three months of 2000 compared to $570,000 for the first three months of 1999. Inventories increased ($1,240,000). The increase in inventory relates to increased sales and the inventory consignment agreement with Lucent. Accounts payable increased $941,000. Depreciation and amortization was $257,000.

     Capital expenditures to improve manufacturing processes were $32,000 in the first three months of 2000. Capital expenditures to improve manufacturing processes were $164,000 in the first three months of 1999.

     The Company has a mortgage loan of $1,889,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has an installment loan of $269,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

     The Company has a $2,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. Interest is at the prime rate (9.00% at March 31, 2000) plus 1/2%. The agreement expires May 31, 2000 and is renewable annually at the mutual consent of the Company and the lender. No balance was outstanding under the line at March 31, 2000.

     As of March 31, 2000, the Company has $2,158,000 of debt and $2,783,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash and investment balances and its capacity for debt will be sufficient to fund current business operations.

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

        (27) Financial Data Schedule

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              M-WAVE,INC.

Date: May 4, 2000                            /s/ PAUL H. SCHMITT
                                             ----------------------
                                                 Paul H. Schmitt
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
  NO.                                             DESCRIPTION
-------                            -------------------------------------------
  27                               Financial Data