Form 10-Q
period 2000-06-30
M WAVE INC
filed 2000-08-10
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 2000                Commission File No.   0-19944
-----------------------------------                -----------------------------



                                  M-WAVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                             36-3809819
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             identification No.)


216 Evergreen Street, Bensenville, Illinois                       60106
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number including area code:              (630) 860-9542
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



The registrant has 2,280,842 shares of common stock outstanding at August 5, 2000.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                   M-WAVE, Inc

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                          DECEMBER 31,      JUNE 30
                                                                             1999            2000
                                                                         ------------    ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ........................................   $  2,586,885    $  1,961,885
    Accounts receivable, net of allowance for doubtful accounts,
     1999- $10,000: 2000 $10,000 .....................................      2,520,070       6,017,266
    Inventories ......................................................      2,030,417       6,775,931
    Deferred income taxes ............................................      1,080,940       1,080,940
    Prepaid expenses and other .......................................         71,957          31,224
                                                                         ------------    ------------
        Total current assets .........................................      8,290,269      15,867,246
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements .................................      4,863,247       4,868,997
    Machinery and equipment ..........................................      7,934,816       8,200,789
                                                                         ------------    ------------
        Total property, plant and equipment ..........................     12,798,063      13,069,786
    Less accumulated depreciation ....................................     (5,855,688)     (6,368,688)
                                                                         ------------    ------------
        Property, plant and equipment-net ............................      6,942,375       6,701,098
NOTE RECEIVABLE, NET .................................................        645,391         215,391
OTHER ASSETS .........................................................          4,700         105,210
                                                                         ------------    ------------
TOTAL ................................................................   $ 15,882,735    $ 22,888,945
                                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .................................................   $  1,974,067    $  5,738,160
    Accrued expenses .................................................        508,456         853,036
    Accrued income taxes .............................................              0         605,307
    Current credit line debt .........................................              0       1,500,000
    Current portion of long-term debt ................................        361,563         361,563
                                                                         ------------    ------------
        Total current liabilities ....................................      2,844,086       9,058,066

DEFERRED INCOME TAXES ................................................        676,273         676,273
LONG-TERM DEBT .......................................................      1,886,799       1,706,018
STOCKHOLDERS' EQUITY:
    Preferred stock, $01 par value; authorized, 1,000,000
      shares; no shares issued .......................................              0               0
    Common stock, $01 par value; authorized, 10,000,000 shares
      3,069,806 shares issued and 2,267,842 shares outstanding
      at December 31, 1999, 3,084,306 shares issued and 2,280,842
      shares outstanding at June 30, 2000 ............................         30,698          30,843
    Additional paid-in capital .......................................      8,348,832       8,395,812
    Retained earnings ................................................      3,775,321       4,701,207
    Treasury stock:  803,464 shares, at cost .........................     (1,679,274)     (1,679,274)
                                                                         ------------    ------------
        Total stockholders' equity ...................................     10,475,577      11,448,588
                                                                         ------------    ------------
TOTAL ................................................................   $ 15,882,735    $ 22,888,945
                                                                         ============    ============


                 See notes to consolidated financial statements

                                  M-WAVE, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three months ended June 30,
                                                     ----------------------------
                                                         1999            2000
                                                     ------------    ------------
Net sales ........................................   $  1,896,866    $ 11,973,913
Cost of goods sold ...............................      1,896,882       9,541,214
                                                     ------------    ------------
  Gross profit (loss) ............................            (16)      2,432,699

Operating expenses:
  General and administrative .....................        311,051         815,471
  Selling and marketing ..........................        122,844         367,954
                                                     ------------    ------------
    Total operating expenses .....................        433,895       1,183,425
                                                     ------------    ------------

  Operating income (loss).........................       (433,911)      1,249,274

Other income (expense):
  Interest income ................................         69,314          18,051
  Interest expense ...............................        (59,843)        (64,167)
  Rental income ..................................         51,000          51,000
                                                     ------------    ------------
    Total other income ...........................         60,471           4,884
                                                     ------------    ------------

    Income (loss) before income  taxes ...........       (373,440)      1,254,158

Provision (credit) for income taxes ..............       (147,472)        495,791
                                                     ------------    ------------

Net income (loss) ................................   $   (225,968)   $    758,367
                                                     ============    ============

Net income (loss) per share basic and diluted ....   $      (0.10)   $       0.33


Weighted average shares outstanding ..............      2,267,842       2,280,842


                 See notes to consolidated financial statements

                                   M-WAVE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Six months ended June 30,
                                                         ----------------------------
                                                             1999            2000
                                                         ------------    ------------
Net sales ............................................   $  5,579,684    $ 17,346,098
Cost of goods sold ...................................      4,803,118      14,139,450
                                                         ------------    ------------
  Gross profit .......................................        776,566       3,206,648

Operating expenses:
  General and administrative .........................        748,210       1,150,795
  Selling and marketing ..............................        298,128         549,313
                                                         ------------    ------------
    Total operating expenses .........................      1,046,338       1,700,108
                                                         ------------    ------------

  Operating income (loss).............................       (269,772)      1,506,540

Other income (expense):
  Interest income ....................................        101,594          37,890
  Interest expense ...................................       (106,234)       (115,235)
  Rental income ......................................         59,000         102,000
  Gain (loss) on disposal of assets ..................       (135,084)              0
                                                         ------------    ------------
    Total other income (expense) .....................        (80,724)         24,655
                                                         ------------    ------------

    Income (loss) before income  taxes ...............       (350,496)      1,531,195

Provision (credit) for income taxes ..................       (134,268)        605,309
                                                         ------------    ------------

Net income (loss) ....................................   $   (216,228)   $    925,886
                                                         ============    ============

Net income (loss) per share basic and diluted.........   $      (0.10)   $       0.41


Weighted average shares outstanding ..................      2,267,842       2,276,918



                 See notes to consolidated financial statements

                                   M-WAVE, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Six months ended June 30,
                                                                            --------------------------
                                                                               1999           2000
                                                                            -----------    -----------
OPERATING ACTIVITIES:
  Net income (loss) .....................................................   $  (216,228)   $   925,886
  Adjustments to reconcile net income to net cash flows
    from operating activities:
      Gain on disposal of property, plant and equipment .................   $   135,084    $         0
      Depreciation and amortization .....................................   $   498,055    $   513,000
      Reserve for notes receivable ......................................   $         0    $   430,000
      Deferred income taxes .............................................   $   185,442    $         0
    Changes in assets and liabilities:
      Accounts receivable-trade .........................................   $    95,303    $(3,497,196)
      Inventories .......................................................   $   246,245    $(4,745,514)
      Income taxes ......................................................   $  (319,707)   $   605,307
      Prepaid expenses and other assets .................................   $   (15,063)   $   (59,777)
      Accounts payable ..................................................   $  (306,751)   $ 3,764,093
      Accrued expenses ..................................................   $  (150,601)   $   344,580
                                                                            -----------    -----------
         Net cash flows (used in) provided from operating activities ....   $   151,779    $(1,719,621)
                                                                            -----------    -----------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment .............................   $  (159,480)   $  (271,723)
  Proceeds from sale of property, plant and equipment ...................   $     4,619    $         0
  Proceeds from notes receivable ........................................   $    78,289    $         0
  Proceeds from sale of PC Dynamics property, plant and equipment .......   $   581,965    $         0
  Proceeds from sale of PC Dynamics net working capital and other .......   $   311,354    $         0
                                                                            -----------    -----------
         Net cash flows (used in) provided by investing activities ......   $   816,747    $  (271,723)
                                                                            -----------    -----------

FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options ....................   $         0    $    47,125
  Credit line debt ......................................................   $         0    $ 1,500,000
  Payments on long term debt ............................................   $  (176,631)   $  (180,781)
                                                                            -----------    -----------
         Net cash flows (used in) provided from financing activities ....   $  (176,631)   $ 1,366,344
                                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................   $   791,895    $  (625,000)

CASH AND CASH EQUIVALENTS - Beginning of period .........................   $ 3,712,537    $ 2,586,885
                                                                            -----------    -----------
CASH AND CASH EQUIVALENTS - End of period ...............................   $ 4,504,432    $ 1,961,885
                                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest ............................   $  (106,234)   $  (115,235)


                 See notes to consolidated financial statements

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

     This agreement was amended in the third quarter of 1999 whereas the Company agreed to revise the payment schedule for Promissory Note I from 9 equal monthly installments to 30 equal monthly installments in return for not pursuing the purchase of the facility in Texas. The Company has collected $128,088 through June 30,2000. The royalty agreement was also revised to $500,000 payable in equal monthly installments of $25,000 until paid. The Company has collected $145,000 through June 30,2000. The Company has received $30,000 in interest payments in second quarter of 2000. The Company is reviewing the possibility of selling the facility in Texas to PIC.

3.   INVENTORIES

     Substantially all the Company's inventories are in work in process.

4.   DEBT

     The Company has a mortgage loan of $1,813,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has an installment loan of $255,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

     The Company has a $5,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. Interest is at the prime rate (9.50% at June 30, 2000) plus 1/2%. The agreement expires May 31, 2001 and is renewable annually at the mutual consent of the Company and the lender. The Company has borrowed $1,500,000 under the line at June 30, 2000.

5.   LITIGATION

     The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED JUNE 30, 2000 COMPARED TO THE QUARTER ENDED JUNE 30, 1999

NET  SALES

     Net sales were $11,973,000 for the second quarter ended June 30, 2000, an increase of $10,077,000 or 531% above the second quarter of 1999.

     Net sales to Lucent were $10,537,000 in the second quarter of 2000 compared to $782,000 in the second quarter of 1999. Net sales to Spectrian were $299,000 in the second quarter of 2000 compared to $412,000 in the second quarter of 1999. Net sales to RF Power were $418,000 in the second quarter of 2000 compared to $137,000 in the second quarter of 1999.

     The Company's three largest customers accounted for 94% of the Company's net sales for the second quarter ended June 30, 2000 compared to 72% in the second quarter of 1999.

GROSS PROFIT (LOSS) AND COST OF GOODS SOLD

     The Company's gross profit for the second quarter of 2000 was $2,432,699 compared to a gross loss of ($16) for the second quarter of 1999. Gross margin was at 20% for the second quarter of 2000. The increase in gross profit is a result of increased sales.

OPERATING EXPENSES

     General and administrative expenses were $815,000 or 6.8% of net sales in the second quarter of 2000 compared to $311,000 or 16.4% of net sales in the second quarter of 1999. The increase relates to a reserve of $400,000 relating to the promissory note from Performance Interconnect Corporation. Payroll related expenses were up $58,000 compared to the second quarter of 1999. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

     Selling and marketing expenses were $368,000 or 3.1% of net sales in the second quarter of 2000 compared to $123,000 or 6.5 % of net sales in the second quarter of 1999. Payroll related expenses were up $73,000 relating to additional staff to handle the additional sales volume. Commissions were up $123,000 relating to the to the increase in sales. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations.

OPERATING INCOME (LOSS)

     Operating income was $1,249,000 or 10.4% of net sales in the second quarter of 2000 compared to an operating loss of ($434,000) or (22.9%) of net sales in the second quarter of 1999, an increase of $1,683,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:


         Increase in net sales                             $         0
         Increase in gross margin                            2,433,000
         Increase in operating expenses                       (750,000)
                                                           -----------

         Increase in operating income                      $ 1,683,000

INTEREST INCOME

     Interest income from short-term investments was $18,000 in the second quarter of 2000 compared to $69,000 in the second quarter of 1999. Rental income from the P C Dynamics facility was $51,000 in the second quarter of 2000 and the second quarter of 1999.

INTEREST EXPENSE

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $64,000 in the second quarter of 2000 compared to $60,000 in the second quarter of 1999.

INCOME TAXES

     In the second quarter of 2000 the Company had an effective tax rate of 39.5%. In the first quarter of 1999 the Company had an effective tax credit rate of 39.5%.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

NET SALES

     Net sales were $17,346,000 for the first six months ended June 30, 2000, an increase of $11,766,000 or 211% above the first six months of 1999. The first six months of 1999 included a final shipment of a matured product line of $1,300,000. The first six months of 1999 also included the results of PC Dynamics Corporation. The assets of PC Dynamics Corporation were disposed of in the first quarter of 1999. PC Dynamics reported sales of approximately $988,000 in the first quarter of 1999. Thus the adjusted net sales of the Company for the first six months of 1999 were $4,592,000. Net sales increased approximately $12,754,000 in the first six months of 2000 when compared to the adjusted first six months net sales of 1999 for the Company to the reported net sales of the Company for the first six months of 2000.

     Net sales to Lucent were $14,948,000 in the first six months of 2000 compared to $1,089,000 in the first six months of 1999. Net sales to Motorola were $74,000 in the first six months of 2000 compared to $1,449,000 in the first six months of 1999. The sales to Motorola in the first six months of 1999 included a final shipment of a matured product line of $1,300,000. Net sales to Spectrian were $621,000 in the first six months of 2000 compared to $724,000 in the first six months of 1999. Net sales to RF Power were $596,000 in the first six months of 2000 compared to $325,000 in the first six months of 1999.

     The Company's three largest customers accounted for 93% of the Company's net sales for the first six months ended June 30, 2000 compared to 58% in the first six months of 1999.

GROSS PROFIT (LOSS) AND COST OF GOODS SOLD

     The Company's gross profit for the first six months of 2000 was $3,207,000 compared to $777,000 for the first six months of 1999. The first six months of 1999 included a final shipment of a maturing product line to Motorola generating approximately $480,000 in gross profit. The first six months of 1999 also included the results of PC Dynamics Corporation. The assets of PC Dynamics Corporation were disposed of in the first quarter of 1999. PC Dynamics reported a gross profit of approximately $222,000 in the first quarter of 1999. Thus the adjusted gross profit of the Company for the first six months of 1999 was $555,000. Gross profit increased approximately $2,652,000 in the first six months of 2000 when compared to the adjusted first six months results of 1999 for the Company to the reported gross profit of the Company for the first six months of 2000. The increase is a result of increased sales and improved efficiencies.

OPERATING EXPENSES

     General and administrative expenses were $1,151,000 or 6.6% of net sales in the first six months of 2000 compared to $748,000 or 13.4% of net sales in the first six months of 1999. The first quarter of 1999 also included the results of PC Dynamics Corporation. The assets of PC Dynamics Corporation were disposed of in the first quarter of 1999. PC Dynamics reported general and administrative expenses of approximately $103,000 in the first quarter of 1999. The Company booked a $400,000 reserve, relating to the promissory note from Performance Interconnect Corporation, in the second quarter of 2000. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

     Selling and marketing expenses were $549,000 or 3.2% of net sales in the first six months of 2000 compared to $298,000 or 5.3% of net sales in the first six months of 1999. The majority of the increase in expenses relates to sales commissions paid to independent sales organizations Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations.

OPERATING INCOME (LOSS)

     Operating income was $1,507,000 or 8.7% of net sales in the first six months of 2000 compared to an operating loss of ($270,000) or (4.8%) of net sales in the first six months of 1999, an increase of $1,776,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

         Increase in net sales                          $1,638,000
         Increase in gross margin                          792,000
         Increase in operating expenses                   (653,000)
                                                        ----------

         Increase in operating income                   $1,777,000

INTEREST INCOME

     Interest income from short-term investments was $38,000 in the first six months of 2000 compared to $1,022,000 in the first six months of 1999. Rental income from the P C Dynamics facility was $102,000 in the first six months of 2000 compared to $59,000 in the first six months of 1999.

INTEREST EXPENSE

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility, was $115,000 in the first six months of 2000 compared to $106,000 in the first six months of 1999.

INCOME TAXES

     In the first six months of 2000 the Company had an effective tax rate of 39.5%. In the first six months of 1999 the Company had an effective tax credit of 38.3%.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash (used in) provided from operations was ($1,720,000) for the first six months of 2000 compared to $152,000 for the first six months of 1999. Inventories and accounts receivable increased ($8,243,000). The increase in inventory and accounts receivable relates to increased sales and the inventory consignment agreement with Lucent. Accounts payable increased $3,764,000. Depreciation and amortization was $513,000.

     Capital expenditures to improve manufacturing processes were $272,000 in the first six months of 2000. Capital expenditures to improve manufacturing processes were $159,000 in the first six months of 1999.

     The Company has a mortgage loan of $1,813,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has an installment loan of $255,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

     The Company has a $5,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. Interest is at the prime rate (9.50% at June 30, 2000) plus 1/2%. The agreement expires May 31, 2001 and is renewable annually at the mutual consent of the Company and the lender. The Company borrowed $1,500,000 under the line at June 30, 2000.

     As of June 30, 2000, the Company has $3,568,000 of debt and $1,962,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash and investment balances and its capacity for debt will be sufficient to fund current business operations.

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


                                                    M-WAVE, INC.


Date: August 5, 2000                          /s/ PAUL H. SCHMITT
                                              ----------------------------------
                                                  Paul H. Schmitt
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
  NO.           DESCIPTION
-------         ----------

 27             Financial Data