Form 10-Q
period 2000-09-30
M WAVE INC
filed 2000-11-08
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 2000           Commission File No.   0-19944
----------------------------------------           -----------------------------


                                  M~WAVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                    36-3809819
--------------------------------------------------------------------------------
      (State or other jurisdiction of                    (I.R.S.  Employer
      incorporation or organization)                    identification No.)


216 Evergreen Street, Bensenville, Illinois                     60106
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number including area code:         (630) 860-9542
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


The registrant has 2,286,092 shares of common stock outstanding at November 1, 2000.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                  M~WAVE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    DECEMBER 31,    SEPTEMBER 30,
                                                                        1999            2000
                                                                    ------------    -------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...................................   $  2,586,885    $  5,399,458
    Accounts receivable, net of allowance for doubtful accounts,
     1999- $10,000: 2000 $10,000 ................................      2,520,070       6,952,779
    Inventories .................................................      2,030,417       6,356,141
    Deferred income taxes .......................................      1,080,940       1,504,797
    Prepaid expenses and other ..................................         71,957          40,415
                                                                    ------------    ------------
        Total current assets ....................................      8,290,269      20,253,590
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements ............................      4,863,247       4,874,747
    Machinery and equipment .....................................      7,934,816       8,477,801
                                                                    ------------    ------------
        Total property, plant and equipment .....................     12,798,063      13,352,548
    Less accumulated depreciation ...............................     (5,855,688)     (6,701,188)
                                                                    ------------    ------------
        Property, plant and equipment-net .......................      6,942,375       6,651,360
NOTE RECEIVABLE, NET ............................................        645,391         195,391
OTHER ASSETS ....................................................          4,700         113,488
                                                                    ------------    ------------
TOTAL ...........................................................   $ 15,882,735    $ 27,213,829
                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ............................................   $  1,974,067    $  6,904,290
    Accrued expenses ............................................        508,456       1,660,526
    Accrued income taxes ........................................              0       1,374,606
    Current credit line debt ....................................              0       1,500,000
    Current portion of long-term debt ...........................        361,563         361,563
                                                                    ------------    ------------
        Total current liabilities ...............................      2,844,086      11,800,985

DEFERRED INCOME TAXES ...........................................        676,273       1,111,382
LONG-TERM DEBT ..................................................      1,886,799       1,615,627
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued ..................................              0               0
    Common stock, $.01 par value; authorized, 10,000,000 shares
      3,069,806 shares issued and 2,267,842 shares outstanding
      at December 31, 1999, 3,089,556 shares issued and 2,286,092
      shares outstanding at September 30, 2000 ..................         30,698          30,895
    Additional paid-in capital ..................................      8,348,832       8,439,072
    Retained earnings ...........................................      3,775,321       5,895,142
    Treasury stock:  803,464 shares, at cost ....................     (1,679,274)     (1,679,274)
                                                                    ------------    ------------
        Total stockholders' equity ..............................     10,475,577      12,685,835
                                                                    ------------    ------------
TOTAL ...........................................................   $ 15,882,735    $ 27,213,829
                                                                    ============    ============



                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three months ended September 30,
                                              -------------------------------
                                                    1999           2000
                                                ------------    ------------

Net sales ...................................     $2,169,003    $ 18,122,341
Cost of goods sold ..........................      2,477,025      15,046,305
                                                ------------    ------------
  Gross profit (loss) .......................       (308,022)      3,076,036

Operating expenses:
  General and administrative ................        445,709         597,633
  Selling and marketing .....................        140,550         491,662
                                                ------------    ------------
    Total operating expenses ................        586,259       1,089,295
                                                ------------    ------------

  Operating income (loss) ...................       (894,281)      1,986,741

Other income (expense):
  Interest income ...........................         53,563          41,456
  Interest expense ..........................        (61,212)       (104,711)
  Rental income .............................         51,000          51,000
                                                ------------    ------------
    Total other income (expense) ............         43,351         (12,255)
                                                ------------    ------------

    Income (loss) before income  taxes ......       (850,930)      1,974,486

Provision (credit) for income taxes .........       (356,052)        780,551
                                                ------------    ------------

Net income (loss) ...........................      ($494,878)     $1,193,935
                                                ============    ============

Net income (loss) per share basic and diluted         ($0.22)          $0.52


Weighted average shares outstanding .........      2,267,842       2,283,866




                 See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Nine months ended September 30,
                                               -------------------------------
                                                    1999            2000
                                                ------------    ------------

Net sales ...................................     $7,748,687     $35,468,439
Cost of goods sold ..........................      7,280,143      29,185,755
                                                ------------    ------------
  Gross profit ..............................        468,544       6,282,684

Operating expenses:
  General and administrative ................       1,193,91       1,748,428
  Selling and marketing .....................        438,678       1,040,975
                                                ------------    ------------
    Total operating expenses ................      1,632,597       2,789,403
                                                ------------    ------------

  Operating income (loss) ...................     (1,164,053)      3,493,281

Other income (expense):
  Interest income ...........................        155,157          79,346
  Interest expense ..........................       (167,446)       (219,946)
  Rental income .............................        110,000         153,000
  Gain (loss) on disposal of assets .........       (135,084)              0
                                                ------------    ------------
    Total other income (expense) ............        (37,373)         12,400
                                                ------------    ------------

    Income (loss) before income  taxes ......     (1,201,426)      3,505,681

Provision (credit) for income taxes .........       (490,320)      1,385,860
                                                ------------    ------------

Net income (loss) ...........................      ($711,106)     $2,119,821
                                                ============    ============

Net income (loss) per share basic and diluted         ($0.31)          $0.93


Weighted average shares outstanding .........      2,267,842       2,279,251




                 See notes to consolidated financial statements.

                                  M~WAVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine months ended September 30,
                                                                                -------------------------------
                                                                                      1999            2000
                                                                                  -------------   -------------
OPERATING ACTIVITIES:
  Net income (loss) ............................................................     ($711,106)    $2,119,821
  Adjustments to reconcile net income to net cash flows
    from operating activities:
      Gain on disposal of property, plant and equipment ........................      $135,084             $0
      Depreciation and amortization ............................................      $845,500
      Reserve for notes receivable .............................................            $0       $446,692
      Deferred income taxes ....................................................      $283,715       $131,442
    Changes in assets and liabilities:
      Accounts receivable-trade ................................................      ($22,543)   ($4,432,709)
      Inventories ..............................................................      $322,012    ($4,325,724)
      Income taxes .............................................................     ($774,033)    $1,254,416
      Prepaid expenses and other assets ........................................      ($33,587)      ($77,246)
      Accounts payable .........................................................     ($116,763)    $4,930,223
      Accrued expenses .........................................................       $64,325     $1,152,070
                                                                                   -----------    -----------
         Net cash flows (used in) provided by operating activities .............     ($106,246)    $2,044,485
                                                                                   -----------    -----------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment ....................................     ($200,145)     ($554,485)
  Proceeds from sale of property, plant and equipment ..........................        $4,619             $0
  Proceeds from notes receivable ...............................................      $328,176         $3,308
  Proceeds from sale of PC Dynamics property, plant and equipment ..............      $581,965             $0
  Proceeds from sale of PC Dynamics net working capital and other ..............      $311,354             $0
                                                                                   -----------    -----------
         Net cash flows provided by (used in) investing activities .............    $1,025,969      ($551,177)
                                                                                   -----------    -----------

FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options ...........................            $0        $90,437
  Credit line debt .............................................................            $0     $1,500,000
  Payments on long term debt ...................................................     ($252,330)     ($271,172)
                                                                                   -----------    -----------
         Net cash flows (used in) provided by financing activities .............     ($252,330)    $1,319,265
                                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................      $667,393     $2,812,573

CASH AND CASH EQUIVALENTS - Beginning of period ................................    $3,712,537     $2,586,885
                                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS - End of period ......................................    $4,379,930     $5,399,458
                                                                                   ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest ...................................     ($167,446)     ($219,946)

                 See notes to consolidated financial statements.

                                   M~WAVE,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

2.       BUSINESS

         M~Wave, through its wholly-owned subsidiary Poly Circuits Inc. (the "Company"), manufactures high performance printed circuit boards using Teflon-based laminates to customers' specifications. In addition, the Company produces customer specified bonded assemblies consisting of a printed circuit board bonded in some manner to a metal carrier or pallet. One bonding technique used by the Company is Flexlink(TM), a patented process granted to the Company in 1993. The Company developed an enhanced version of Flexlink(TM) in 1996.

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

         (ii) a promissory note in the principal amount of $773,479, which is payable in nine (9) equal monthly installments commencing on July 1, 1999; and

         (iii) a promissory note in the principal amount of $293,025, which is payable in monthly installments of $50,000 commencing on May 1,1999 until paid. The Company has collected $293,025 through September 30, 2000.

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

     This agreement was amended in the third quarter of 1999 whereas the Company agreed to revise the payment schedule for Promissory Note I from 9 equal monthly installments to 30 equal monthly installments in return for not pursuing the purchase of the facility in Texas. The Company has collected $131,396 through September 30,2000. The royalty agreement was also revised to $500,000 payable in equal monthly installments of $25,000 until paid. The Company has collected $145,000 through September 30,2000.

     The Company has received $17,000 in interest payments in third quarter of 2000. The Company is reviewing the possibility of selling the facility in Texas to PIC.

3.       INVENTORIES

     Substantially all the Company's inventories are in work in process.

4.       DEBT

     The Company has a mortgage loan of $1,737,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has an installment loan of $240,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

     The Company has a $5,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. Interest is at the prime rate (9.50% at September 30, 2000) plus 1/2%. The agreement expires May 31, 2001 and is renewable annually at the mutual consent of the Company and the lender. The Company has borrowed $1,500,000 under the line at September 30, 2000.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1999

NET SALES

     Net sales were $18,122,000 for the third quarter ended September 30, 2000, an increase of $15,953,000 or 736% above the third quarter of 1999.

     Net sales to Lucent were $14,179,000 in the third quarter of 2000 compared to $944,000 in the third quarter of 1999. Net sales to Celestica International were $2,496,000 in the third quarter of 2000 compared to $0 in the third quarter of 1999. Celestica International sales are directly related to Lucent. Net sales relating to Lucent were $16,927,000 or 93% of sales in the third quarter of 2000. Net sales to RF Power were $281,000 in the third quarter of 2000 compared to $355,000 in the third quarter of 1999.

     The Company's three largest customers accounted for 94% of the Company's net sales for the third quarter ended September 30, 2000 compared to 78% in the third quarter of 1999.

GROSS PROFIT (LOSS) AND COST OF GOODS SOLD

     The Company's gross profit for the third quarter of 2000 was $3,076,000 compared to a gross loss of ($308,000) for the third quarter of 1999. Gross margin was at 17% for the third quarter of 2000. The increase in gross profit is a result of increased sales and efficiencies.

OPERATING EXPENSES

     General and administrative expenses were $598,000 or 3.3% of net sales in the third quarter of 2000 compared to $446,000 or 20.5% of net sales in the third quarter of 1999. Payroll related expenses were up $98,000 compared to the third quarter of 1999. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

     Selling and marketing expenses were $492,000 or 2.7% of net sales in the third quarter of 2000 compared to $141,000 or 6.5 % of net sales in the third quarter of 1999. Payroll related expenses were up $98,000 relating to additional staff to handle the additional sales volume. Commissions were up $270,000 relating to the to the increase in sales. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations.

OPERATING INCOME (LOSS)

     Operating income was $1,987,000 or 11.0% of net sales in the third quarter of 2000 compared to an operating loss of ($894,000) or (41.2%) of net sales in the third quarter of 1999, an increase of $2,881,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

Increase in net sales                               $1,676,000
Increase in gross margin                             4,138,000
Increase in operating expenses                      (1,157,000)
                                                    -----------

Increase in operating income                        $ 4,657,000

INTEREST INCOME

     Interest income from short-term investments was $41,000 in the third quarter of 2000 compared to $54,000 in the third quarter of 1999. Rental income from the P C Dynamics facility was $51,000 in the third quarter of 2000 and the third quarter of 1999.

INTEREST EXPENSE

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility and short-term borrowing was $105,000 in the third quarter of 2000 compared to $61,000 in the third quarter of 1999.

INCOME TAXES

     In the third quarter of 2000 the Company had an effective tax rate of 39.5%. In the third quarter of 1999 the Company had an effective tax credit rate of 41.8%.

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

     Net sales were $35,468,000 for the first nine months ended September 30, 2000, an increase of $27,720,000 or 358% above the first nine months of 1999. The first nine months of 1999 included a final shipment of a matured product line of $1,300,000. The first nine months of 1999 also included the results of PC Dynamics Corporation. The assets of PC Dynamics Corporation were disposed of in the first quarter of 1999. PC Dynamics reported sales of approximately $988,000 in the first quarter of 1999. Thus the adjusted net sales of the Company for the first nine months of 1999 were $6,761,000. Net sales increased approximately $28,707,000 in the first nine months of 2000 when compared to the adjusted first nine months net sales of 1999 for the Company to the reported net sales of the Company for the first nine months of 2000.

     Net sales to Lucent were $29,128,000 in the first nine months of 2000 compared to $2,033,000 in the first nine months of 1999. Net sales to Motorola were $110,000 in the first nine months of 2000 compared to $1,510,000 in the first nine months of 1999. The sales to Motorola in the first six months of 1999 included a final shipment of a matured product line of $1,300,000. Net sales to Celestica International were $2,497,000 in the first nine months of 2000 compared to $0 in the first nine months of 1999. Celestica International sales are directly related to Lucent. Net sales relating to Lucent were $31,939,000 or 90% of sales in the first nine months of 2000. Net sales to Spectrian were $821,000 in the first nine months of 2000 compared to $1,187,000 in the first nine months of 1999. Net sales to RF Power were $877,000 in the first nine months of 2000 compared to $680,000 in the first nine months of 1999.

     The Company's three largest customers accounted for 92% of the Company's net sales for the first nine months ended September 30, 2000 compared to 61% in the first nine months of 1999.

GROSS PROFIT (LOSS) AND COST OF GOODS SOLD

     The Company's gross profit for the first nine months of 2000 was $6,283,000 compared to $469,000 for the first nine months of 1999. The first nine months of 1999 included a final shipment of a maturing product line to Motorola generating approximately $480,000 in gross profit. The first nine months of 1999 also included the results of PC Dynamics Corporation. The assets of PC Dynamics Corporation were disposed of in the first quarter of 1999. PC Dynamics reported a gross profit of approximately $222,000 in the first quarter of 1999. Thus the adjusted gross profit of the Company for the first nine months of 1999 was $246,000. Gross profit increased approximately $6,037,000 in the first nine months of 2000 when compared to the adjusted first nine months results of 1999 for the Company to the reported gross profit of the Company for the first nine months of 2000. The increase is a result of increased sales and improved efficiencies.

OPERATING EXPENSES

     General and administrative expenses were $1,748,000 or 4.9% of net sales in the first nine months of 2000 compared to $1,194,000 or 15.4% of net sales in the first nine months of 1999. The first quarter of 1999 also included the results of PC Dynamics Corporation. The assets of PC Dynamics Corporation were disposed of in the first quarter of 1999. PC Dynamics reported general and administrative expenses of approximately $103,000 in the first quarter of 1999. The Company booked a $400,000 reserve, relating to the promissory note from Performance Interconnect Corporation, in the second quarter of 2000. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses.

     Selling and marketing expenses were $1,041,000 or 2.9% of net sales in the first nine months of 2000 compared to $439,000 or 5.7% of net sales in the first nine months of 1999. The majority of the increase in expenses relates to sales commissions paid to independent sales organizations. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations.

OPERATING INCOME (LOSS)

     Operating income was $3,493,000 or 9.8% of net sales in the first nine months of 2000 compared to an operating loss of ($1,164,000) or (15.0%) of net sales in the first nine months of 1999, an increase of $4,657,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

Increase in net sales                           $1,676,000
Increase in gross margin                         4,138,000
Increase in operating expenses                   (1,157,000)
                                                ------------

Increase in operating income                    $4,657,000

INTEREST INCOME

     Interest income from short-term investments was $79,000 in the first nine months of 2000 compared to $155,000 in the first nine months of 1999. Rental income from the P C Dynamics facility was $153,000 in the first nine months of 2000 compared to $110,000 in the first nine months of 1999.

INTEREST EXPENSE

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility and short-term borrowing, was $220,000 in the first nine months of 2000 compared to $155,000 in the first nine months of 1999.

INCOME TAXES

     In the first nine months of 2000 the Company had an effective tax rate of 39.5%. In the first nine months of 1999 the Company had an effective tax credit of 40.8%.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash (used in) provided from operations was $2,044,000 for the first nine months of 2000 compared to ($106,000) for the first nine months of 1999. Inventories and accounts receivable increased ($8,758,000). The increase in inventory and accounts receivable relates to increased sales and the inventory consignment agreement with Lucent. Accounts payable increased $4,930,000. Depreciation and amortization was $846,000.

     Capital expenditures to improve manufacturing processes were $554,000 in the first nine months of 2000. Capital expenditures to improve manufacturing processes were $200,000 in the first nine months of 1999.

     The Company has a mortgage loan of $1,737,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest on this mortgage loan is at 1/2 % over the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has an installment loan of $240,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

     The Company has a $5,000,000 line of credit available based on 80% of the eligible accounts receivable to fund the working capital needs of the Company. Interest is at the prime rate (9.50% at September 30, 2000) plus 1/2%. The agreement expires May 31, 2001 and is renewable annually at the mutual consent of the Company and the lender. The Company borrowed $1,500,000 under the line at September 30, 2000.

     As of September 30, 2000, the Company has $3,477,000 of debt and $5,399,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash and investment balances and its capacity for debt will be sufficient to fund current business operations.

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


                                       M~WAVE,INC.


Date: November 8, 2000                 /s/  PAUL H. SCHMITT
                                            ------------------------------
                                            Paul H. Schmitt
                                            Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
  NO.                                   DESCIPTION
-------         --------------------------------------------------------
  27            Financial Data