Form 10-K405
period 2000-12-31
M WAVE INC
filed 2001-03-22
CIK 883842

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission file number 0-19944

                                  M~WAVE, Inc.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             36-3809819
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

216 Evergreen Street, Bensenville, Illinois                        60106
-------------------------------------------                    -------------
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code             (630) 860-9542
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 8, 2001 was approximately $60,581,000, computed on the basis of the last reported sale price per share ($13.25) of such stock on the NASDAQ SmallCap Market.

The Registrant has 4,572,184 common shares outstanding at March 8, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Proxy Statement for the Annual Meeting are incorporated by reference in Part III of this Form.

Index to Exhibits listed on page 41.

PART I


Item 1. Business

The Company

M~Wave, Inc. through its wholly owned subsidiary Poly Circuits, Inc., is a value-added service provider of high performance printed circuit boards used in a variety of telecommunications applications for wireless and internet communications. M~Wave satisfies its customers needs for high performance printed circuit boards by using its 30,000 square foot manufacturing facility located in Bensenville, Illinois and by outsourcing and coordinating the manufacture of such boards by unaffiliated manufacturer located primarily in the Far East ("Virtual Manufacturing").

The Company began Virtual Manufacturing during 2000 by developing subcontracting relationships with Global manufacturers. The Company typically begins the Virtual Manufacturing process by manufacturing prototypes and pre-production printed circuits at its manufacturing facility. The Company often works closely with customer personnel during this stage to finalize fabrication details and guidelines for circuit boards. As customers' requirements for circuit boards develop into higher volumes, the Company subcontracts the manufacture of the circuit boards to Global manufacturers. The Company continues to monitor the production and quality control of the circuit boards and works with its customers and Global manufacturers throughout the Virtual Manufacturing process. The Company believes that Virtual Manufacturing allows the Company to satisfy a broader range of its customers' printed circuit board requirements without incurring substantial capital expenditures for plant, property and equipment.

The Company is adding new levels of capacity and organizing its core manufacturing processes to accommodate the Virtual Manufacturing process. The Company has purchased a 50,000 square foot facility in West Chicago to enable the Company to provide quick-turn, prototypes to customers and to manufacture pre-production printed circuit boards for specific customer applications. These process capabilities are an essential part of the Virtual Manufacturing process and the Company's ability to attract new customers.

In addition, the Company produces customer specified bonded assemblies consisting of a printed circuit board bonded in some manner to a metal carrier or pallet. One bonding technique used by the Company is Flexlink (TM), a patented process granted to the Company in 1993. The Company developed an enhanced version called Flexlink II(TM) in 1996.

The Company's printed circuit boards and bonded assemblies are used in wireless communication systems and other devices and equipment operating in the microwave frequency spectrum of 800 MHz and above. These devices and equipment include cellular power amplifiers, global positioning satellite systems and personal communication networks. Many of the Company's printed circuit boards are Teflon(TM) based and are advantageous for microwave systems because of their extremely low power losses, coupled with stable, predictable electrical characteristics.

The production of Teflon(TM) based printed circuit boards and bonded assemblies is technologically demanding due to the precise requirements of their end-use applications and the miniaturization of the microwave frequency components. To meet these technological demands, the Company has developed manufacturing processes and designs, which reduce the cost and increase the manufacturability and reliability of customer systems. Additionally, the Company emphasizes quality engineering and design support for its customers. The

Company is subject to stringent technical evaluation and ISO certification by many of its customers.

The Company markets its products through Company personnel supported by approximately 18 independent sales organizations. The Company's base of approximately 100 customers represents a highly sophisticated group of purchasers.

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

One of the most widely recognized high frequency wireless communication systems in commercial use is the cellular telephone. Cellular systems operate at the lower end of the microwave spectrum and use Teflon(TM) based printed circuit boards and bonded assemblies in power amplifier base stations. As cellular telephones increase their market penetration, additional cellular base stations will be constructed to improve geographic coverage and system capacity. Approximately 94%, 64% and 51% of the Company's revenues in 2000, 1999, and 1998, respectively, were related to the cellular telephone industry.

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

Approximately 18 independent sales organizations are paid a commission to represent the Company in geographical territories. International sales of the Company's products have accounted for less than 5% of revenues in each of 2000, 1999 and 1998.

In 2000, Lucent, RF Power and Spectrian accounted for 91%, 2% and 2%, respectively, of the Company's revenues. In 1999, Lucent, RF Power and Spectrian accounted for 36%, 9% and 13%, respectively, of the Company's revenues. In 1998, Lucent, RF Power and Spectrian accounted for 9%, 1% and 37%, respectively, of the Company's revenues. The loss of, or a substantial reduction in or change in the mix of orders from, Lucent would have a material adverse effect on the Company's results of operations and financial condition. The Company continues vigorously to pursue a strategy of being a source to a broader base of customers and intends to seek to be one of a few key suppliers rather than the sole supplier.

As of December 31, 2000, the Company had an order backlog of approximately $26,761,000 compared to $6,662,000 at December 31, 1999. Nearly all of the Company's backlog is subject to cancellation or postponement without significant penalty. Accordingly, the Company does not believe that this backlog is necessarily indicative of the Company's future results of operations or prospects.

Products and Production

The Company manufactures high performance printed circuit boards and also bonds microwave related printed circuit boards to metal carriers or pallets using a variety of bonding techniques including a Company patented process called Flexlink II(TM). The use of Teflon(TM) in the manufacturing of printed circuit boards is demanding. This is so because Teflon(TM) is a thermo-plastic which, in a cured state, exhibits a high coefficient of thermal expansion and polymeric molecular cross-linking which makes plating circuitry difficult. Manufacturing microwave-related circuit boards requires tolerances measured in ten thousandths of an inch. Despite these manufacturing complexities, the Company realized a yield of approximately 94% in 2000 compared to 91% in 1999. This rate has helped the Company reduce its manufacturing costs, which is particularly important because Teflon(TM) is substantially more expensive than laminates used in low frequency applications.

Because the Company manufactures a custom, made-to-order product, there is a minimal amount of finished goods inventory. The Company maintains raw material inventory, primarily purchase printed circuits and metal carriers. The Company seeks to balance its labor, materials and backlog to achieve an average of eight weeks lead-time from placement of order to shipment of product. Production can generally be increased rapidly to respond to increases in demand.

The Company is ISO 9002 certified. ISO 9002 is an international standard for compliance with a manufacturing quality system that is recognized through out the world.

During 2000, one manufacturer accounted for approximately 67% of the printed circuit boards supplied to the Company. There are numerous manufacturers of printed circuits in the world today. However, a disruption of printed circuits could have an adverse affect on the Company's operation. The Company believes that its relationship with principal suppliers are good.

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

Virtual Manufacturing

The Company out-sources the manufacture of printed circuit boards as part of its Virtual Manufacturing process to unaffiliated manufacturers located primarily in Far East locations. Many of these suppliers are ISO 9000 certified. The Company believes that it maintains good business relationships with its overseas manufacturers.

The Company does not maintain long-term purchase contracts with manufacturers and operates principally on a purchase order basis. The Company believes that it is not currently dependent on any single manufacturer. However, during 2000, one manufacturer accounted for approximately 67% of the printed circuit boards supplied to the Company. The Company believes that the loss of any one single manufacturer would not have a long-term material adverse effect on the Company because other manufacturers would be able to increase production to fulfill the Company's requirements. However, the loss of a supplier could, in the short term, adversely effect the Company's business until alternative supply arrangements were secured.

The Company's purchase orders are generally made in United States dollars in order to maintain continuity in the Company's pricing structure and to limit exposure to currency fluctuations.

Quality assurance is particularly important to the Company and its product shipments are required to satisfy quality control tests established by its internal product design and engineering department. The Company typically performs quality control inspections prior to shipment of printed circuit boards to its customers.

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

Environmental Regulations

The Company and the industry in which it operates are subject to environmental laws and regulations concerning, among other things, emissions into the air, discharges into waterways, the generation, handling and disposal of waste materials and certain record-keeping requirements. The Company periodically generates and handles materials that are considered hazardous waste under applicable law and contracts for the off-site disposal of these materials. During the ordinary course of its operations, the Company has received citations or notices from regulatory authorities that such operations may not be in compliance with applicable environmental regulations. Upon such receipt, the Company works with authorities to resolve the issues raised by such citations or notices. The Company's past expenditures relating to environmental compliance have not had a material effect on the financial position or results of operations of the Company. The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its future financial position or results of operations, although no assurance can be given.

Based on information available to the Company, which in most cases includes an estimate of liability, legal fees and other factors, a reserve for indicated environmental liabilities has been made in the aggregate amount of approximately $50,000. The Company spent approximately $450,000 in 2000 complying with EPA regulations.

Patents

Due to rapidly changing technology, the Company believes its success depends primarily upon the engineering, marketing, manufacturing and support skills of its personnel, rather than upon patent protection. The Company was granted a patent in 1993 by the United States Patent Office for its Flexlink(TM) process. The Company developed an enhanced version called Flexlink II(TM) in 1996.

The Company was granted three patents in 1998. Two patents were granted to the Company for a printed circuit board process using plasma spraying of conductive metal. The plasma spraying process eliminates a significant portion of the wet process currently used to produce printed circuit boards.

Employees

On December 31, 2000, the Company employed approximately 154 persons. The Company closely monitors the number of employees in response to its periodic production requirements and believes it is positioned appropriately to change the number of employees as changes in production warrant.

None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its labor relations to be very good.

Executive Officers of the Registrant

The following is a list of Company's executive officers as of December 31, 2000:

     Name                             Age                     Position
     ----                             ---                     --------


     Joseph A. Turek                  43                Chairman and
                                                        Chief Executive Officer

     Paul H. Schmitt                  54                Secretary and Treasurer

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

Item 2. Properties

Facilities

The following table lists the manufacturing, administrative, marketing facilities of the Company:

                                                                              Lease
      Location                    Function           Square Feet         Expiration Date
      --------                    --------           -----------         ---------------
Bensenville, Illinois           Manufacturing           14,000           Owned

Bensenville, Illinois           Administrative          13,000           June 30, 2002
                                                                         (Subject to option
                                                                         to renew for three
                                                                         years)

Bensenville, Illinois           Manufacturing            3,000           August 31, 2002

Bensenville, Illinois           Manufacturing            3,000           August 31, 2002

West Chicago, Illinois          Manufacturing           50,000           Owned

Frisco, Texas                   Leased                  44,000           Owned

The Company purchased the West Chicago facility in the fourth quarter of 200O and plans to begin manufacturing at that facility in early 2001.

The Company's 44,000 square foot building in Frisco, Texas facility is subject to a mortgage securing the Company's obligation to repay notes totaling $1,662,000 at December 31, 2000. In December 1997, the Company announced that the P C Dynamics facility located in Frisco, Texas does not have a place in the Company's strategic plans. The Company sold substantially all the assets of PC Dynamics Corporation on March 25, 1999, but retained ownership of the building.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Registrant's common stock is traded on the NASDAQ Small Cap Market (trading symbol MWAV). The following table sets forth, for the calendar periods indicated, the range of the high and low last reported sales prices of the common stock from January 1, 1999 through December 31, 2000 as reported by the NASDAQ.


                                      Year Ended December 31
                            -------------------------------------------
                                   2000                     1999
                            ------------------       ------------------
                              Low       High          Low         High
                              ---       ----          ---         ----
       First Quarter        $ 1.63     $ 6.97        $ 0.50      $ 1.06

       Second Quarter         2.00       3.88          0.56        1.97

       Third Quarter          2.72      13.78          0.91        1.56

       Fourth Quarter         6.13      15.81          0.84        1.88


As of December 31, 2000, there were approximately 700 shareholders of record owning the common stock of the Company.

The Registrant approved a two-for-one split of its common stock. The stock split was effected as a stock dividend. Stockholders of record as of the close of business on November 13, 2000, was issued a certificate representing one additional share for each share of its common stock held on the record date. The certificates were distributed on November 28, 2000.

The Company did not pay any dividends on its common stock in 2000 and intends not to pay dividends in the foreseeable future in order to reinvest its future earnings in the business.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years in the period ended December 31, 2000.

                                                                             Year Ended December 31
                                             -------------------------------------------------------------------------------------
                                                2000               1999                1998               1997            1996
                                                ----               ----                ----               ----            ----
Statement of Operations Data:
  Net sales                                  $57,559,962        $11,305,643         $13,120,054       $16,697,311      $22,643,968
  Gross profit (loss)                          9,888,795          1,022,662           2,433,440         2,703,768         (701,051)
  Operating income (loss)                      5,904,442         (1,106,419)            182,774        (4,360,400)      (6,219,548)
  Income (loss) before income taxes            5,945,268         (1,086,391)            173,923        (4,523,648)      (6,820,869)
  Net income (loss)                            3,939,962           (688,905)             18,503        (3,163,652)      (4,357,393)
  Weighted average shares                      4,561,957          4,535,342           6,039,626         6,088,578        6,042,082
  Basic earnings (loss) per share                   0.86              (0.15)               0.00             (0.52)           (0.72)
  Diluted shares                                4,641805          4,535,342           6,042,422         6,088,578        6,042,082
  Diluted earnings (loss) per share                 0.86              (0.15)               0.00             (0.52)           (0.72)


Balance Sheet Data:
  Working capital                            $ 6,639,608        $ 5,931,634         $ 5,342,657       $ 5,679,330      $ 4,601,703
  Total assets                                32,190,957         16,368,186          15,768,374        16,692,337       21,835,551
  Long-term debt                                 166,566          1,886,799           1,990,337         2,268,028        2,604,464
  Stockholders' equity                        14,505,976         10,475,577          11,167,648        11,931,109       15,012,262


  On October 24, 2000 the Board of Directors declared a two-for-one split of its common stock, effected in the form of a stock dividend paid on November 28, 2000 to shareholders of record on November 13, 2000. All agreements concerning stock options in shares of the Company's common stock provide for the issuance of additional shares due to the declaration of the stock split. All references to the number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Listed below are the related expenses for 2000, 1999 and 1998 as a percent of sales.

                                              2000        1999        1998
                                              ----        ----        ----

Net sales                                      100.0%      100.0%      100.0%
Cost of goods sold                              82.8        91.0        81.5
                                             -------     -------     -------
   Gross profit                                 17.2         9.0        18.5
                                             -------     -------     -------
Operating expenses:
   General and administrative                    4.3        13.4        12.5
   Selling and marketing                         2.7         5.4         4.6
                                             -------     -------     -------

   Total operating expenses                      7.0        18.8        17.1
                                             -------     -------     -------

Operating income (loss)                         10.2        (9.8)        1.4

Interest income (expense) - net                 (0.4)       (0.0)       (0.3)
Rental income                                    0.4         1.4         0.0
Insurance settlement                             0.1         0.0         0.0
Gain (loss) on disposal of equipment             0.0        (1.2)        0.2
                                             -------     -------     -------
   Total other income (expense)                  0.1         0.2        (0.1)
                                             -------     -------     -------

Income (loss) before income taxes               10.3        (9.6)        1.3

Income tax expense (benefit)                     3.5        (3.5)        1.2
                                             -------     -------     -------

Net income (loss)                                6.8%       (6.1)%       0.1%
                                             =======     =======     =======

COMPARISON OF 2000 AND 1999

Net Sales

Net sales for 2000 increased 409% to $57.6 million from $11.3 million in 1999. The increase in net sales is directly related to "Virtual Manufacturing." Virtual Manufacturing allows the Company to increase their manufacturing capabilities without the brick and mortar by using Global suppliers to manufacture all types of high quality printed circuits at much lower costs than domestic suppliers like M~Wave, Inc. The Company has developed sub-contracting relationships in 2000 with Global suppliers to create a "Virtual Manufacturing" business. The Company begins the process by manufacturing prototype and pre-production printed circuits at our wholly-owned subsidiary, Poly Circuits. Then as our customer requirements develop into higher volumes we broaden our capability by sub-contracting printed circuits to our Global partners while adding value to our customers for this service. Added value can be in the form of Supply Chain Management, Bonding, Plating or Inventory Control. Virtual Manufacturing allows us to build a product pipeline for our customers to handle more of their printed circuit requirements with out the brick and mortar. Virtual manufacturing accounted for approximately 76% of the Company's net sales for 2000. Net sales to Lucent increased by $48,097,000 to $52,210,000

The Company's three largest customers accounted for 95% of the Company's net sales in 2000 compared to 64% in 1999.

Gross Profit and Cost of Goods Sold

Gross profit increased $8.9 million in 2000 from $1.0 million in 1999 to $9.9 million in 2000. Gross margin increased to approximately 17% in 2000 from approximately 9% in 1999. The increase in gross profit and gross margin is a result of increased sales and efficiencies and the Company's decision to adopt Virtual Manufacturing.

During 2000, one manufacturer accounted for approximately 67% of the printed circuit boards supplied to the Company. The Company also recorded a charge of $1,890,000 for Inventory Obsolescence relating to a portion of the inventory on hand that is nearing end of life. The Company now has a total reserve for inventory obsolescence of $2,027,000. The inventory obsolescence reserve requires the use of estimates. The Company believes the techniques and assumptions used in establishing the reserve is appropriate. Please see Financial Statement Schedules on page 40.

Operating Expenses

General and administrative expenses were $2,458,000 or 4.3% of net sales in 2000, compared to $1,519,000 or 13.4% of net sales in 1999. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were up $375,000 due to additional employees and bonus paid to administrative personnel. Professional fees were up $290,000 principally relating to the acquisition of the new facility in West Chicago, Illinois. The Company also recorded a reserve of $447,000 relating to the Note Receivable from Performance Interconnect.

Selling and marketing expenses were $1,527,000 or 2.7% of net sales in 2000, compared to $610,000 or 5.4% of net sales in 1999. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products and the commissions paid to independent sales organizations. Commissions and expenses relating to independent sales organizations were up $599,000 as a result of increased sales. Payroll related expenses were up $292,000 due to additional employees and bonuses paid to selling and marketing personnel.

Operating Income

Operating income was $5,904,000 or 10.3% of net sales in 2000, compared to an operating loss of ($1,106,000) or 9.8% of net sales in 1999. The change in operating income can be summarized as follows:


Increase in net sales                                 $4,184,000
Increase in gross margin                               4,682,000
Increase in operating expenses                        (1,855,000)
                                                  --------------
Increase in operating income                          $7,011,000
                                                  ==============

Interest Income

Interest income from short-term investments was $114,000 in 2000 compared to $206,000 in 1999. The Company had less cash to invest in 2000.

Interest Expense

Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility and short-term borrowing, was $339,000 in 2000 compared to $212,000 in 1999.

Rental income

Rental income, primarily relating to the P C Dynamics facility, was $204,000 in 2000 compared to $161,000 in 1999.

Insurance Settlement

The Company recorded a one-time gain of $62,000 in 2000 relating to the fire at the PC Dynamics facility in 1994.

Gain (loss) on disposal of fixed assets

The Company recorded a loss of $135,000 in 1999 relating to the disposal of fixed assets which are no longer usable in the Company's business.

Income Taxes

The Company had an effective tax rate of 33.7% in 2000, and an effective tax credit of 36.6% in 1999.

COMPARISON OF 1999 AND 1998

Net Sales

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

Operating Income

Operating loss was $1,106,000 or 9.8% of net sales in 1999, compared to an operating income of $183,000 or 1.4% of net sales in 1998. The change in operating income can be summarized as follows:


Decrease in net sales                               $(337,000)
Decrease in gross margin                           (1,074,000)
Decrease in operating expenses                        122,000
                                               --------------

Decrease in operating income                      $(1,289,000)
                                               ==============

Interest Income

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

Liquidity and Capital Resources

Net cash provided (used) by operations was $(5,673,000), $(1,918,000) and $1,338,000 in 2000, 1999 and 1998, respectively. In 2000, inventories increased $6,829,000 due mainly to increased sales and an inventory consignment agreement with Lucent. Accounts receivable was up $9,859,000 due to increased sales in 2000. DSO is at 45 days. Depreciation and amortization was $1,059,000, up $51,000. Accounts Payable was up $4,542,000 due mainly to increased sales and increased requirement of raw materials and supplies. Purchases of property, plant and equipment were $2,421,000, $474,000, and $277,000 in 2000, 1999 and
1998, respectively. The Company purchased a new facility in 2000 at a cost of approximately $1,600,000. The expenditures were partially financed through borrowings of approximately $7,000,000.

The Company has a line of credit from American National Bank and Trust Company of Chicago which provides for a maximum borrowings of $6,000,000 based on 80% of eligible account receivables through May 2001 at an interest rate of prime plus 0.5%. At December 31, 2000, the Company borrowed $5,500,000. On January 9, 2001 the Company's line of credit borrowing limit was increased from $6,000,000 to $10,000,000. Interest is at prime rate plus 1/2%.

On December 18, 1998, the Company repurchased 1,563,928 shares of its common stock owned by First Chicago Equity Corporation (""FCEC") and its affiliates. The aggregate consideration paid by the Company consisted of $781,964 plus warrants to purchase up to 1,563,928 shares of the Company's common stock with an exercise price of $0.50 per share (increasing by $0.025 per share each anniversary date of the warrants). The warrants are exercisable only if the Company engages in an extraordinary transaction (e.g., a merger, a consolidation, combination or dissolution) within five years of the issue date of the warrants.

As of December 31, 2000, the Company has $8,896,000 of debt and $1,231,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash balance and its capacity for debt will be sufficient to fund current business operations.

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

         (iii) a promissory note in the principal amount of $293,025, which is payable in monthly installments of $50,000 commencing on May 1,1999 until paid. The Company has collected the full amount of this note.

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

This agreement was amended in the third quarter of 1999 whereas the Company agreed to revise the payment schedule for Promissory Note I from 9 equal monthly installments to 30 equal monthly installments in return for not pursuing the purchase of the facility in Texas. The Company has collected $133,000 through December 31,2000. The royalty agreement was also revised to $500,000 payable in equal monthly installments of $25,000 until paid. The Company has collected $145,000 through December 31,2000.

Inflation

Management believes inflation has not had a material effect on the Company's operation or on its financial position.

New Accounting Pronouncements

Financial Accounting Standards Board Interpretation No. 44 - Accounting for certain transactions involving stock compensation. This interpretation should have no material effect on the Company.

Statement of Financial Standard 133 "Accounting for Derivative Instruments on Hedging Activities." This new statement should have no material effect on the Company.

Statement of Financial Standard 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This new statement should have no material effect on the Company.

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

The Company expects that a small number of customers will continue to account for a substantial majority of its sales and that the relative dollar amount and mix of products sold to any of these customers can change significantly from year to year. There can be no assurance that the Company's major customers will continue to purchase products from the Company at current levels, or that the mix of products purchased will be in the same ratio. The loss of the Company's largest customer or a change in the mix of product sales would have a material adverse effect on the Company.

In addition, future results may be impacted by a number of other factors, including the Company's dependence on suppliers and subcontractors for components; the Company's ability to respond to technical advances; successful award of contracts under bid; design and production delays; cancellation or reduction of contract orders; the Company's effective utilization of existing and new manufacturing resources and the "Virtual Manufacturing" process; and pricing pressures by key customers.

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

The Company is dependent upon unaffiliated foreign companies for the manufacture of printed circuit boards as part of its Virtual Manufacturing process. The Company's arrangements with manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, production delays due to unavailability of parts or components, transportation delays, work stoppages, foreign currency fluctuations, political instability and other factors which could have an adverse effect on the Company's business, financial condition and results of operations. The Company believes that the loss of any one or more of its suppliers would not have a long term material adverse effect on its business, financial condition and results of operations because other manufacturers would be able to increase production to fulfill its requirements. However, the loss of certain suppliers, could, in the short term adversely affect its business until alternative supply arrangements were secured.

Although the Company has experienced substantial growth in revenue in the last year and intends to continue to grow rapidly, there can be no assurance that the growth experienced by the Company will continue or that the Company will be able to achieve the growth contemplated by its business strategy. The Company's ability to continue to grow may be affected by various factors, many of which are not within the Company's control, including competition and the telecommunications industry. This growth has placed, and is expected to continue to place, significant demands on all aspects of the Company's business. Including its administrative, technical and financial personnel and systems. The company's future operating results will substantially depend on the ability of its officers and key employees to manage such anticipated growth, to attract and retain additional highly qualified management, technical and financial personnel, and to implement and/or improve its technical, administrative, financial control and reporting systems.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Consolidated financial statements and the related notes for each of the three years in the period ended December 31, 2000 are filed in response to this Item pursuant to Item 14.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III


Item 10.  Directors and Executive Officers of the Registrant

Information required by this Item with respect to Executive Officers of the Company is set forth in Part I, Item 4 and is incorporated herein by this reference. Information required by this Item with respect to members of the Board of Directors of the Company will be contained in the Proxy Statement for the Annual Meeting of Stockholders (the "2001 Proxy Statement"), and is incorporated herein by this reference.

Item 11.  Executive Compensation

Information required by this Item will be contained in the 2001 Proxy Statement and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this Item will be contained in the 2001 Proxy Statement and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

Information required by this Item will be contained in the 2001 Proxy Statement and is incorporated herein by this reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.   Financial Statements

                                                                   Page in the
                                                                     Form 10-K
                                                                     ---------

          Independent Certified Public Accountants Report                   23

          Consolidated Balance Sheets
             December 31, 2000 and 1999                                     24

          Consolidated Statements of Operations
             Years Ended December 31, 2000, 1999 and 1998                   25

          Consolidated Statements of Stockholders' Equity
             Years Ended December 31, 2000, 1999 and 1998                   26

          Consolidated Statements of Cash Flows
             Years Ended December 31, 2000, 1999 and 1998                27-28

          Notes to Consolidated Financial Statements                     29-37

          Selected Quarterly Financial Data (Unaudited)                     38

          Subsidiaries                                                      43

(a)  2.   Financial Statement Schedules

          Allowance for Doubtful Accounts                                   39
          Inventory Obsolescence                                            39
(a)  3.   Exhibits

          The exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS








Board of Directors
M~Wave, Inc.



We have audited the accompanying consolidated balance sheets of M~Wave, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the management of M~Wave, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M~Wave, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of M~Wave, Inc.,and subsidiaries for the years ended December 31, 2000, 1999 and 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therin.



GRANT THORNTON LLP


Chicago, Illinois
January 26, 2001

M~WAVE, Inc. and Subsidiaries


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


ASSETS                                                       2000            1999
------                                                       ----            ----
CURRENT ASSETS:
  Cash and cash equivalents                              $ 1,230,999     $ 2,586,885
  Accounts receivable, net of allowance
     for doubtful accounts:
     2000 - $100,000; 1999 - $10,000                      12,378,766       2,520,070
  Inventories                                              8,859,795       2,030,417
  Deferred income taxes                                    1,118,242       1,566,391
  Prepaid expenses and other assets                           47,688          71,957
                                                         -----------     -----------
    Total current assets                                  23,635,490       8,775,720
PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements                         6,488,057       4,863,247
    Machinery and equipment                                8,731,449       7,934,816
                                                         -----------     -----------
    Total property, plant and equipment                   15,219,506      12,798,063
  Less accumulated depreciation                            6,914,345       5,855,688
                                                         -----------     -----------
    Property, plant and equipment - net                    8,305,161       6,942,375
NOTE RECEIVABLE                                              195,391         645,391
OTHER ASSETS                                                  54,915           4,700
                                                         -----------     -----------
TOTAL                                                    $32,190,957     $16,368,186
                                                         ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                       $ 6,516,541     $ 1,974,067
  Accrued expenses                                         1,603,474         508,456
  Accrued income taxes                                       146,287               0
  Current line of credit                                   5,500,000               0
  Current portion of long-term debt                        3,229,580         361,563
                                                         -----------     -----------
    Total current liabilities                             16,995,882       2,844,086

DEFERRED INCOME TAXES                                        522,593       1,161,724
LONG-TERM DEBT                                               166,506       1,886,799
COMMITMENTS AND CONTINGENCIES                                      0               0
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 1,000,000
    shares; no shares issued                                       0               0
  Common stock, $.005 par value; authorized, 10,000,000
    shares;  6,179,112 shares issued and 4,572,184
    shares outstanding at December 31, 2000, 6,139,612
    shares issued and 4,535,684 shares outstanding at
    December 31, 1999                                         30,895          30,698
  Additional paid-in capital                               8,439,072       8,348,832
  Retained earnings                                        7,715,283       3,775,321
  Treasury stock, 1,606,928 shares at cost                (1,679,274)     (1,679,274)
                                                         -----------     -----------
     Total stockholders' equity                           14,505,976      10,475,577
                                                         -----------     -----------
TOTAL                                                    $32,190,957     $16,368,186
                                                         ===========     ===========


See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                          2000           1999           1998
                                          ----           ----           ----
NET SALES                              $57,559,962    $11,305,643    $13,120,054
COST OF GOODS SOLD                      47,671,167     10,282,981     10,686,614
                                       -----------    -----------    -----------
  Gross profit                           9,888,795      1,022,662      2,433,440

OPERATING EXPENSES:
  General and administrative             2,457,677      1,519,006      1,635,001
  Selling and marketing                  1,526,676        610,075        615,665
                                       -----------    -----------    -----------
    Total operating expenses             3,984,353      2,129,081      2,250,666

  Operating income (loss)                5,904,442     (1,106,419)       182,774

OTHER INCOME (EXPENSE):
  Interest income                          114,173        205,871        171,597
  Interest expense                       (339,312)       (211,759)      (219,254)
  Rental income                            204,000        161,000              0
  Insurance settlement                      61,965              0              0
  Gain (loss) on disposal of equipment           0       (135,084)        38,806
                                       -----------    -----------    -----------
    Total other income (expense), net       40,826         20,028         (8,851)
                                       -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES        5,945,268     (1,086,391)       173,923

  Income tax expense (benefit)           2,005,306       (397,486)       155,420
                                       -----------    -----------    -----------
NET INCOME (LOSS)                      $ 3,939,962    $  (688,905)   $    18,503
                                       ===========    ===========    ===========

 Weighted average shares outstanding     4,561,957      4,535,342      6,039,626
                                       ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE        $      0.86    $     (0.15)   $      0.00
                                       ===========    ===========    ===========

Diluted shares outstanding               4,641,805      4,535,342      6,042,422
                                       ===========    ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE      $      0.85    $     (0.15)   $      0.00
                                       ===========    ===========    ===========

See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                 Additional                                Total
                                     Common       Paid-in      Retained    Treasury     Stockholders'
                                      Stock       Capital      Earnings      Stock         Equity
                                      -----       -------      --------      -----         ------
BALANCE
  JANUARY 1,1998                    $  30,698   $7,574,688   $4,445,723   $  (120,000)   $11,931,109
                                    =========   ==========   ==========   ===========    ===========

Treasury stock purchased:
  1,563,928 shares and issuance
   of stock warrants                        0      774,144            0    (1,556,108)      (781,964)

  Net income                                0            0       18,503             0         18,503
                                    ---------   ----------   ----------   -----------    -----------

BALANCE
  DECEMBER 31,1998                  $  30,698   $8,348,832   $4,464,226   $(1,676,108)   $11,167,648
                                    =========   ==========   ==========   ===========    ===========

Treasury stock purchased:
  3,000 shares                              0            0            0        (3,166)        (3,166)

  Net loss                                  0            0     (688,905)            0       (688,905)
                                    ---------   ----------   ----------   -----------    -----------

BALANCE
  DECEMBER 31,1999                  $  30,698   $8,348,832   $3,775,321   $(1,679,274)   $10,475,577
                                    =========   ==========   ==========   ===========    ===========

Common stock issued:
  Stock options (39,500 shares)           197       90,240            0             0         90,437

Net income                                  0            0    3,939,962             0      3,939,962
                                    ---------   ----------   ----------   -----------    -----------

BALANCE
  DECEMBER 31,2000                  $  30,895   $8,439,072   $7,715,283   $(1,679,274)   $14,505,976
                                    =========   ==========   ==========   ===========    ===========

See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                           2000            1999             1998
                                                           ----            ----             ----
Cash flows from:
OPERATING ACTIVITIES:
  Net income (loss)                                     $ 3,939,962     $  (688,905)    $    18,503
    (Gain) loss on disposal  of equipment                         0         135,084         (38,806)
Depreciation and amortization                             1,058,657       1,008,216         770,760
     Reserve for notes receivable                           450,000               0               0
     Deferred income taxes                                 (190,982)       (397,486)        302,077

    Changes in assets and liabilities:
        Accounts receivable                              (9,858,696)     (1,362,463)        (37,678)
        Inventories                                      (6,829,378)     (1,220,475)       (688,756)
        Income taxes                                        146,287               0       1,032,850
        Prepaid expenses and other assets                  (25,946)          10,109         (66,877)
        Accounts payable                                  4,542,474         656,522         467,738
        Accrued expenses                                  1,095,018        (58,757)        (421,410)
                                                        -----------     ----------      -----------

           Net cash flows (used in) / provided by
           operating activities                          (5,672,604)     (1,918,155)      1,338,401
                                                        -----------     -----------     -----------

Cash flows from:
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment              (2,421,443)       (473,803)      (277,324)
  Proceeds on sale of fixed assets                                0           4,619        176,800
  Purchase treasury stock                                         0          (3,166)      (781,964)
  Collection of notes receivable                                  0         421,113              0
  Proceeds from the sale of PC Dynamics property,
    plant and equipment                                           0         581,965              0
  Proceeds from sale of PC Dynamics net working
    capital and other                                             0         311,354              0
                                                        -----------     -----------     ----------
           Net cash flows (used in/provided by
           investing activities                          (2,421,443)        842,082       (882,488)
                                                        -----------     -----------     ----------


                                                           2000            1999             1998
                                                           ----            ----             ----
Cash flows from:
FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options         90,437               0              0
  Proceeds from credit line debt                          5,500,000               0              0
  Proceeds from long-term debt                            1,509,286         293,834              0
  Repayment of long-term debt                              (361,562)       (343,413)      (277,691)
                                                        -----------     -----------     ----------
          Net cash flows (used in)/provided by
          financing activities                            6,738,161         (49,579)      (277,691)
                                                        -----------     -----------     ---------


NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                             (1,355,886)     (1,125,652)       178,222

CASH AND CASH EQUIVALENTS:
  Beginning of year                                       2,586,885       3,712,537      3,534,315
                                                        -----------     -----------     ----------
  End of year                                           $ 1,230,999     $ 2,586,885     $3,712,537
                                                        ===========     ===========     ==========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
                                                           2000            1999             1998
                                                           ----            ----             ----
  Cash paid during the year for:
    Interest                                               $339,312        $211,759       $219,254

   Income tax refunds/(payments)                         (2,050,000)              0      1,179,506


See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


1.    ORGANIZATION AND OPERATIONS

      M~Wave, Inc. ("M~Wave"), a Delaware corporation, was formed on January 31, 1992. On January 31, 1992, Poly Circuits, Inc. ("Poly Circuits") became a wholly owned subsidiary of M~Wave through an exchange in which the former stockholders of Poly Circuits received 100 shares of M~Wave common stock for each outstanding share of Poly Circuits.

      M~Wave, Inc. has two wholly owned subsidiaries, Poly Circuits, Inc. and PC Dynamics Corporation. M~Wave, Inc., currently operates through its wholly-owned subsidiary Poly Circuits, Inc. (the "Company"), to manufacture microwave frequency components and high frequency circuit boards on Teflon-based laminates for commercial and military wireless communication applications.


2.    SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Principles of Consolidation - The consolidated financial statements include the accounts of M~Wave and its wholly owned subsidiaries. Significant intercompany transactions and account balances have been eliminated.

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

      Property, Plant and Equipment - Property, plant and equipment are recorded at cost. The Company calculates depreciation using the straight-line method at annual rates as follows:

             Building and improvements               3% to 20%
             Machinery and equipment                10% to 20%

      Fair Value of Financial Instruments - The fair value of financial instruments are not materially different from there carrying values.

      Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis at enacted tax rates when such amounts are supposed to be realized or settled.

      Net Earnings (Loss) Per Share - The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share is computed by dividing net earnings
      (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive, based on cumulative year-to-date net earnings or losses.

      Basis of Presentation - Certain prior year amounts have been reclassified to conform with the 2000 presentation.

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

         (iii) a promissory note in the principal amount of $293,025, payable in monthly installments of $50,000 commencing on May 1, 1999 until paid. The Company has collected the full amount of this note.

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

      This agreement was amended in the third quarter of 1999 whereas the Company agreed to revise the payment schedule for Promissory Note I from 9 equal monthly installments to 30 equal monthly installments in return for not pursuing the purchase of the facility in Texas. The Company has collected $133,000 through December 31,2000. The royalty agreement was also revised to $500,000 payable in equal monthly installments of $25,000 until paid. The Company has collected $145,000 through December 31,2000.

4.   ACCRUED EXPENSES

      Accrued expenses at December 31, 2000 and 1999 were comprised of:

                                                2000            1999
                                                ----            ----
      Salaries and wages                      $687,862        $113,798
      Commissions                              330,243         128,406
      Professional fees                        175,178          84,500

      Property and other taxes                  87,515          42,536
      Other                                    322,676         139,216
                                            ----------        --------

      Total accrued expenses                $1,603,474        $508,456
                                            ==========        ========

5.    LONG-TERM DEBT

      The Company has a bank credit agreement which includes a revolving line of credit and the mortgage loan described below.

      Line of credit availability is based on 80% of eligible accounts receivable and 50% of eligible inventory, with a borrowing limit of $6,000,000. Interest is at the prime rate (9.50% at December 31, 2000) plus 1/2%. The agreement expires May 31, 2001 and is renewable annually at the mutual consent of the Company and the lender. The outstanding balance under the line at December 31, 2000 and 1999 was $5,500,000 and $0, respectively.

      Long-term debt is comprised of the following at December 31, 2000 and 1999:

                                                               2000             1999
                                                               -----            ----
      Mortgage notes payable, 1/2% over prime rate,
      payable in monthly principal installments of
      approximately $25,000 due October 2001,
      collateralized by PC Dynamics facility                 $1,661,527      $1,964,323

      Land acquisition note, at the prime rate, for the
      purpose of financing the acquisition of certain
      property in West Chicago, Illinois. Collaterized by
      certain assets. Interest is due monthly. The Note
      is due on September 30, 2001.                           1,509,286               0

      Installment note, collateralized by certain fixed
      assets, at the prime rate, payable in monthly
      principal installments of approximately $4,900
      due October 31, 2004.                                     225,273         284,039
                                                             ----------      ----------
                                                              3,396,086       2,248,362

      Less current portion                                    3,229,580         361,563
                                                             ----------      ----------
      Total long-term debt                                   $  166,506      $1,886,799
                                                             ==========      ==========

      Scheduled future maturities of long-term debt are as follows at December 31, 1999:

             2001              3,229,580
             2002                 58,767
             2003                 58,767
             2004                 48,972
                              ----------
                              $3,396,086

      The terms of the Company's long-term bank debt represent the borrowing rates currently available to the Company; accordingly, the fair value of this debt approximates its carrying amount.

      Revolving credit borrowings and the mortgage notes are cross-defaulted and cross-collateralized. The credit agreement, as amended December 22, 2000 requires the Company to maintain a stipulated amount of tangible net worth and cash flow coverage ratio, as defined. The Company was in compliance with the covenants at December 31, 2000.

6.    INCOME TAXES

       The provision (benefit) for income taxes consists of:

                                  2000             1998              1998
                                  ----             ----              ----

         Current             $2,196,287        $         0        $ (146,657)
         Deferred              (190,981)          (397,486)          302,077
                             ----------        -----------        ----------

         Total               $2,005,306        $  (397,486)       $  155,420
                             ==========        ===========        ==========


      The primary components comprising the net deferred tax assets (liabilities) are as follows:

                                                            2000            1999          1998
                                                            ----            ----          ----
      Deferred tax assets
         Impairment of fixed assets to be disposed of     $        0     $        0    $ 1,015,735
         Impairment and amortization of goodwill                   0        485,451        294,766
         Receivable reserves                                 117,000         24,595         24,595
         Inventory reserves                                  790,623        103,917        204,823
         Accrued expenses and other                          210,619         68,364          3,818
    Tax credits and loss carryforwards                             0        974,064        166,177
                                                          ----------     ----------     ----------
               Deferred tax assets                         1,118,242      1,656,391      1,709,914

      Valuation Allowance                                          0        (90,000)             0

      Deferred tax liabilities
         Depreciation                                      (522,593)     (1,161,724)    (1,702,735)
                                                          ----------    -----------    -----------
          Net deferred tax assets (liabilities)           $  595,649    $   404,667     $    7,179
                                                          ==========    ===========     ==========

      The effective tax rate differs from the Federal statutory tax rate for the following reasons:

                                                     2000     1999     1998
                                                     ----     ----     ----
      Federal statutory rate                         34.0%    34.0%    34.0%
      State income taxes, net of Federal benefit      2.5      2.5      2.5
      Other adjustments                              (2.8)     0.1     52.9
                                                     -----    ----     ----
      Effective rate                                 33.7%    36.6%    89.4%
                                                     =====    =====    =====


  7.  SIGNIFICANT CUSTOMERS AND SUPPLIERS

      The percentages of net sales attributable to major customers by year were as follows:

                                    2000      1999     1998
                                    ----      ----     ----
        Customer A                  91%       36%       9%
        Customer B                   2         9        1
        Customer C                   2        13       37

      The loss of, or a substantial reduction in or change in the mix of orders from, any one of the Company's major customers could have a material adverse effect on the Company's results of operations and financial condition.

      Approximately 94%, 64% and 51% of the Company's revenues in 2000,1999 and 1998 respectively, were related to the cellular telephone industry.

      During 2000, the largest single component of the Company's cost of goods sold was purchased printed circuit boards that accounted for approximately 29% of net sales. One manufacturer accounted for approximately 67% of the purchased printed circuit boards. In 1999, purchased printed circuit boards accounted for approximately 5% of net sales.

      During 2000, 1999 and 1998, one manufacturer accounted for approximately 41%, 41% and 66%, respectively, of the Teflon-based laminates ("Teflon based laminate") supplied to the Company. Teflon based laminate is a significant cost component of the Company's cost of goods sold representing approximately 4.3%, 18.0%, and 18.8% of net sales during 2000, 1999 and 1998, respectively. There are only four U. S. manufacturers of Teflon based laminate. Any disruption or termination of these sources of Teflon based laminate could adversely affect the Company's operations.

8.    COMMON STOCK EQUITY

      On October 24, 2000 the Board of Directors declared a two-for-one split of its common stock, effected in the form of a stock dividend paid on November 28, 2000 to shareholders of record on November 13, 2000. All agreements concerning stock options in shares of the Company's common stock provide for the issuance of additional shares due to the declaration of the stock split. All references to the number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

9.    STOCK OPTION PLAN

      In February 1992, the Board of Directors and stockholders of the Company approved a non-qualified Stock Option Plan (the "Stock Option Plan") under which 600,000 shares of common stock are reserved for issuance upon exercise of stock options. The Stock Option Plan is designed as an incentive for retaining key employees and directors.

      In June 1995, the Board of Directors and stockholders of the Company approved an amendment and restatement of the Company's 1992 Stock Option Plan. The principal changes that resulted from the amendment are (1) an increase in the aggregate number of shares of Common Stock of the Company available for the exercise of options granted under the plan from 600,000 to 1,000,000; (2) a limit on the number of shares as to which options may be granted to any grantee in any calendar year to 150,000; (3) a grant of discretion to the Compensation Committee to extend the exercisability of options after a grantee's termination of employment (other than for Cause, as defined in the Plan) from 30 days to any longer period up to the full remaining term of the option; and (4) a provision for the acceleration of the exercisability of all outstanding options (regardless of when granted) in the event of a Change of Control of the Company.

      In June 1997 the Board of Directors and stockholders of the Company approved an amendment and restatement of the Company's 1992 Stock Option Plan. The principal changes that resulted from the amendment are (1) to increase the aggregate number of shares of Common Stock of the Company available for the exercise of options granted under the plan from 1,000,000 to 1,500,000 and (2) to increase the limit on the number of shares as to which options may be granted to any grantee in any calendar year from 150,000 to 430,000.

      The exercise price of each non-qualified stock option granted to employees of the Company under the Stock Option Plan must equal at least 80% of the fair market value of the underlying shares of common stock on the date of the grant, and the maximum term of such an option may not exceed 10 years. For all options granted to date, except for 150,000 options granted in 1995 and 420,000 shares granted in 1998, exercise price has equaled fair market value at the date of grant, the term of the option has been 10 years, and the options vest as to 25% on each of the first four anniversary dates of the grant. Exercise prices, as a percentage of fair market value at date of grant, on 150,000 options granted in 1995 are 110% as to 50,000 options, 120% as to 50,000 options and 130% as to 50,000 options. These options vest as to 33 1/3% on December 31, 1995, December 31, 1996, December 31, 1997 and the term is ten years. Exercise prices for the 420,000 shares granted in 1998 are 100,000 shares at $2.75 , 140,000 at $6.10 and 180,000 shares at $8.80.
      These options vest at 40% on May 1, 1998, 35% on May 1, 1999 and 25% on May 1, 2000, and the term is ten years.

      Stock option activity under the Plan was as follows:

                                        Number of Shares        Weighted Average
                                          Under Option           Exercise Price
      --------------------------------------------------------------------------

      Balance, January 1, 1998              721,750                 $  4.37
      --------------------------------------------------------------------------

      Granted                               440,000                    3.11

      Forfeited                           (436,250)                    3.64

      Exercised                                   0                       0
      --------------------------------------------------------------------------

      Balance, December 31, 1998            725,500                 $  4.04
      --------------------------------------------------------------------------

      Granted                                20,000                    0.66

      Forfeited                           (470,000)                    3.60

      Exercised                                   0                       0
      --------------------------------------------------------------------------

      Balance, December 31, 1999            275,500                 $  5.30

      Granted                                20,000                   13.78

      Forfeited                            (20,000)                    0.66

      Exercised                            (39,500)                   (2.29)
      --------------------------------------------------------------------------

      Balance, December 31, 2000            236,000                 $  6.92

      Exercisable at year-end:

         1998                               438,500                    4.74
         1999                               255,500                    5.66
         2000                               216,000                    4.40

      The weighted average exercise price of the options granted in 2000 were $13.78.The weighted average exercise price of the options granted in 1999 were $0.66. The weighted average exercise price of the options granted in 1998 were $3.11. The range of exercise prices of the 236,000 options outstanding at December 31, 2000 is $1.63 to $13.78 and the weighted average remaining contractual life is 3 years. At December 31, 2000, 1,264,000 shares were available for grant.

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

                                                2000         1999       1998
                                                ----         ----       ----
      Net income(loss)
         As reported                        $3,939,962    $(688,905)   $ 18,503
         Pro forma                           3,895,958     (958,875)   (353,005)

      Basic net income (loss) per share
         As reported
              Basic                             $ 0.86     $ (0.16)
              Diluted                             0.85       (0.16)

         Pro forma
              Basic                               0.85       (0.22)      (0.06)
              Diluted                             0.84       (0.22)      (0.06)

      Options outstanding and exercisable at December 31, 2000, by price range:

                                          Outstanding
                                -----------------------------------           Exercisable
        Range of                Weighted average                       -------------------------
        exercise                   Remaining        Weighted average            Weighted average
         prices       Shares    contractual life     exercise price    Shares     exercise price
         ------       ------    ----------------     --------------    ------     --------------
     $ 1.62 to 3.50    46,000         1.5               $ 2.44          46,000        $ 2.44
       3.51 to 7.99   170,000         4.3                 7.32         170,000          7.32
      8.00 to 14.00    20,000         9.8                13.78               0             0
                      -------                                          -------
                      236,000                                          216,000

      The weighted average fair value of options granted in 2000, and 1999 was $13.78 and $0.66, respectively, and was estimated at the grant date using the Black-Scholes options pricing model with the following weighted average assumptions: expected volatility of 128% and 143%, respectively: risk free interest rate of 5.98% and 4.93%, respectively; expected life of 10 and 9 years respectively; and no dividend yield.

10.   EMPLOYEE BENEFIT PLAN

      The Company maintains a defined contribution retirement plan covering substantially all full-time employees. The plan allows for employees to defer up to 15% of their pretax annual compensation, as defined in the plan. The Company will match up to 25% of the first 4% of base compensation that a participant contributes. The Company matching contributions were $15,711, $11,655 and $9,660 for 2000, 1999 and 1998.
      Additionally, discretionary amounts may be contributed by the Company. There were no discretionary contributions for 2000, 1999 and 1998.

11.   LEASE COMMITMENTS

      The Company rents manufacturing and administrative space under operating leases. Rent expense under these leases for the years ended December 31, 2000, 1999 and 1998 was $96,000, $82,090, and $77,100, respectively.

      Future minimum annual lease commitments at December 31, 2000 are as follows:
      Year
      ----
      2001                      $  98,800
      2002                         56,400
                                ---------
      Total                     $ 155,200
                                =========

      The Company is leasing one of its facilities to an unrelated third party for $17,000 per month. The leasee may purchase the facility from the Company at anytime during the lease for $2,000,000. The lease term expires on March 29, 2002.

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

      For the year ended December 31, 1998 P C Dynamics' financial results included $4,485,684 of net sales and operating profits of $378,366

15.   TREASURY SHARES

      On December 18, 1998, the Company repurchased 1,563,928 shares of its common stock owned by First Chicago Equity Corporation (""FCEC") and its affiliates. The aggregate consideration paid by the Company consisted of $781,964 plus warrants to purchase up to 1,563,928 shares of the Company's common stock with an exercise price of $0.50 per share (increasing by $0.025 per share each anniversary date of the warrants). The warrants are exercisable only if the Company engages in an extraordinary transaction (e.g., a merger, a consolidation, combination or dissolution) within five years of the issue date of the warrants.

16.   SUBSEQUENT EVENT

      On January 9, 2001 the Company's line of credit borrowing limit was increased from $6,000,000 to $10,000,000. Interest is at the prime rate plus 1/2%.


      * * * * * *

M~WAVE, Inc. and Subsidiaries


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------

Set forth below is a summary of the Company's unaudited quarterly results for each quarter during 2000 and 1999. In management's opinion, these results have been prepared on the same basis as the audited financial statements contained elsewhere herein and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods when read in conjunction with the financial statements and notes thereto.

                                                    Three Months Ended
                                   -------------------------------------------------------
                                    March 31,    June 30,     September 30,   December 31,
                                      2000         2000           2000           2000
                                      ----         ----           ----           ----
Net sales                          $5,372,185   $11,973,913   $18,122,341    $22,091,523
Gross profit                          773,949     2,432,699     3,076,036      3,606,111
Net income (loss)                     167,519       758,367     1,193,935      1,820,141
Weighted average shares             4,546,053     4,553,869     4,558,524      4,572,184
Basic earnings (loss) per share          0.04          0.17          0.26           0.40
Diluted shares                      4,546,053     4,553,869     4,558,524      4,572,184
Diluted earnings (loss) per share        0.04          0.17          0.26           0.40

                                                    Three Months Ended
                                   -------------------------------------------------------
                                    March 31,    June 30,     September 30,   December 31,
                                      1999         1999           1999           1999
                                      ----         ----           ----           ----

Net sales                          $3,682,818   $1,896,866     $2,169,003    $3,556,956
Gross profit                          776,582          (16)      (308,022)      554,118
Net income (loss)                       9,740     (225,968)      (494,878)       22,201
Weighted average shares             4,385,684     4,385,684     4,385,684     4,534,330
Basic earnings (loss) per share          0.00        (0.05)         (0.11)         0.00
Diluted shares                      4,385,684     4,385,684     4,385,684     4,534,330
Diluted earnings (loss) per share        0.00        (0.05)         (0.11)         0.00

On October 24, 2000 the Board of Directors declared a two-for-one split of its common stock, effected in the form of a stock dividend paid on November 28, 2000 to shareholders of record on November 13, 2000. All agreements concerning stock options in shares of the Company's common stock provide for the issuance of additional shares due to the declaration of the stock split. All references to the number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

                          FINANCIAL STATEMENT SCHEDULES
                                   Schedule II

                          M~Wave, Inc. and Subsidiaries
                Schedule II - Reserve for Inventory Obsolescence
              For the years ended December 31, 2000, 1999 and 1998


           Description                 Balance at    Charged to                  Balance at
           -----------                Beginning of    costs and                    end of
Reserve for Inventory Obsolescence       period       expenses     Deductions      period
                                         ------       --------     ----------      ------
              2000                      $137,000     $1,890,000            $0    $2,027,000
              1999                       246,000              0       109,000       137,000
              1998                       468,000              0       222,000       246,000


                          M~Wave, Inc. and Subsidiaries
                 Schedule II - Allowance for Doubtful Accounts
              For the years ended December 31, 2000, 1999 and 1998



           Description                 Balance at    Charged to                  Balance at
           -----------                Beginning of    costs and                    end of
Reserve for Inventory Obsolescence       period       expenses     Deductions      period
                                         ------       --------     ----------      ------
             2000                       $10,000       $90,000          $0         $100,000
             1999                        10,000             0           0           10,000
             1998                        10,000             0           0           10,000


             (a) Accounts charged off as uncollectable, less recovery

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           M~WAVE, Inc.

                                           By:  /s/  Joseph A. Turek
                                                --------------------------------
                                                Joseph A. Turek
                                                Chairman of the Board,
                                                Chief Executive Officer
                                                March 15, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Joseph A. Turek                            /s/  Gregory E. Meyer
----------------------------------              -------------------------------
Joseph A. Turek                                 Gregory E. Meyer
Director                                        Director
March 15, 2001                                  March 15, 2001


/s/  Lavern D. Kramer                           /s/  Gary  Castagna
----------------------------------              ------------------------------
Lavern D. Kramer                                Gary Costagna
Director                                        Director
March 15, 2001                                  March 15, 2001


/s/  Paul H. Schmitt                            /s/  Don Lepore
----------------------------------              -------------------------------
Paul H. Schmitt                                 Don Lepore
Treasurer and Secretary                         Director
(Principal Accounting and                       March 15, 2001
Financial Officer)
March 15, 2001

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

 10.8       Construction Loan Note, dated January 10, 1996, by and among the
            Company, P C Dynamics and American National Bank and Trust Company.   *****

 10.9       Employment Agreement between the Company and Michael Bayles          ******

 10.10      Stock Purchase Agreement dated December 18, 1998 by and between the
            Company and First Chicago Equity Corporation.                       *******

 10.11      Stock Purchase Agreement dated December 18, 1998 by and between
            the Company and Cross Creek Partners II.                            *******

 10.12      Warrant dated December 18, 1998 issued to First Chicago Equity      *******

 10.13      Warrant dated December 18, 1998 issued to Cross Creek Partners II   *******

 21         Subsidiaries                                                             43

 24.1       Consent of Grant Thornton LLP                                            44


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

 *******Incorporated herein by reference to the applicable exhibit report on Form 8-K dated December 18, 1998.

********Incorporated herein by reference to the applicable exhibit report on Form 8-K dated December 27, 2000.