Form 10-Q
period 2001-03-31
M WAVE INC
filed 2001-05-08
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 2001                 Commission File No. 0-19944
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

Yes   X    No
    -----

The registrant has 4,572,184 shares of common stock outstanding at May 4, 2001.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                  M~WAVE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                      DECEMBER 31      MARCH 31
                                                                                         2000            2001
                                                                                      ------------    ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .....................................................   $  1,230,999    $  3,583,763
    Accounts receivable, net of allowance for doubtful accounts,
     2000- $100,000: 2001- $100,000 ...............................................     12,378,766      10,430,487
    Inventories ...................................................................      8,859,795       6,828,900
    Deferred income taxes .........................................................      1,118,242         960,712
    Prepaid expenses and other ....................................................         47,688         112,392
                                                                                      ------------    ------------
        Total current assets ......................................................     23,635,490      21,916,254
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements ..............................................      6,488,057       7,095,538
    Machinery and equipment .......................................................      8,731,449       9,681,942
                                                                                      ------------    ------------
        Total property, plant and equipment .......................................     15,219,506      16,777,480
    Less accumulated depreciation .................................................      6,914,345       7,312,835
                                                                                      ------------    ------------
        Property, plant and equipment-net .........................................      8,305,161       9,464,645
NOTE RECEIVABLE ...................................................................        195,391         191,558
OTHER ASSETS ......................................................................         54,915          54,730
                                                                                      ------------    ------------
TOTAL .............................................................................   $ 32,190,957    $ 31,627,187
                                                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ..............................................................   $  6,516,541    $  5,540,434
    Accrued expenses ..............................................................      1,603,474       1,684,884
    Accrued income taxes ..........................................................        146,287       1,285,949
    Current credit line debt ......................................................      5,500,000       2,705,682
    Current portion of long-term debt .............................................      3,229,580       3,153,880
                                                                                      ------------    ------------
        Total current liabilities .................................................     16,995,882      14,370,829

DEFERRED INCOME TAXES .............................................................        522,593         522,593
LONG-TERM DEBT ....................................................................        166,506         151,814
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued ....................................................              0               0
    Common stock, $.01 par value; authorized, 10,000,000 shares
      6,179,112 shares issued and 4,572,184 shares outstanding
      at December 31, 2000, 6,179,112 shares issued and 4,572,184
      shares outstanding at March 31, 2001 ........................................         30,895          30,895
    Additional paid-in capital ....................................................      8,439,072       8,439,072
    Retained earnings .............................................................      7,715,283       9,791,258
    Treasury stock:  1,606,928 shares, at cost ....................................     (1,679,274)     (1,679,274)
                                                                                      ------------    ------------
        Total stockholders' equity ................................................     14,505,976      16,581,951
                                                                                      ------------    ------------
TOTAL .............................................................................   $ 32,190,957    $ 31,627,187
                                                                                      ============    ============


                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                  Three months ended March 31,
                                                 ------------------------------
                                                     2000             2001
                                                 ------------      ------------

Net sales ..................................     $  5,372,185      $ 22,526,120
Cost of goods sold .........................        4,598,236        17,589,054
                                                 ------------      ------------
  Gross profit .............................          773,949         4,937,066

Operating expenses:
  General and administrative ...............          335,324           885,247
  Selling and marketing ....................          181,359           471,029
                                                 ------------      ------------
    Total operating expenses ...............          516,683         1,356,276
                                                 ------------      ------------

  Operating income .........................          257,266         3,580,790

Other income (expense):
  Interest income ..........................           19,839            19,335
  Interest expense .........................          (51,068)         (217,958)
  Rental income ............................           51,000            51,000
                                                 ------------      ------------
    Total other income (expense) ...........           19,771          (147,623)
                                                 ------------      ------------

    Income before income  taxes ............          277,037         3,433,167

Provision for income taxes .................          109,518         1,357,192
                                                 ------------      ------------

Net income .................................     $    167,519      $  2,075,975
                                                 ============      ============

Weighted average shares outstanding ........        4,545,988         4,572,184

Basic earnings per share ...................     $       0.04      $       0.45

Diluted shares outstanding .................        4,595,988         4,651,423

Diluted earnings per share .................     $       0.04      $       0.45


                See notes to consolidated financial statements.

                                  M~WAVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three months ended March 31,
                                                                            ----------------------------
                                                                                2000            2001
                                                                            -----------      -----------
OPERATING ACTIVITIES:
  Net income ...........................................................    $   167,519      $ 2,075,975
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
      Depreciation and amortization ....................................    $   256,500      $   398,490
      Deferred income taxes ............................................    $   101,400      $         0
    Changes in assets and liabilities:
      Accounts receivable-trade ........................................    $   (10,228)     $ 1,948,279
      Inventories ......................................................    $(1,240,323)     $ 2,030,895
      Income taxes .....................................................    $     8,116      $ 1,297,192
      Prepaid expenses and other assets ................................    $    (5,221)     $   (60,686)
      Accounts payable .................................................    $   941,353      $  (976,107)
      Accrued expenses .................................................    $    52,206      $    81,410
                                                                            -----------      -----------
         Net cash flows provided by operating activities................    $   271,322      $ 6,795,448
                                                                            -----------      -----------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment ............................    $   (31,563)     $(1,557,974)
                                                                            -----------      -----------
         Net cash flows used in investing activities ...................    $   (31,563)     $(1,557,974)

FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options ...................    $    47,125      $         0
  Payments on short and  long term debt ................................    $   (90,390)     $(2,884,710)
                                                                            -----------      -----------
         Net cash flows used in financing activities ...................    $   (43,265)     $(2,884,710)
                                                                            -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................    $   196,494      $ 2,352,764

CASH AND CASH EQUIVALENTS - Beginning of period ........................    $ 2,586,885      $ 1,230,999
                                                                            -----------      -----------
CASH AND CASH EQUIVALENTS - End of period ..............................    $ 2,783,379      $ 3,583,763
                                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest ...........................    $   (51,068)     $  (217,958)
    Income tax payments ................................................    $   (60,000)     $         0


                 See notes to consolidated financial statements.

                                   M~WAVE,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000 filed March 22, 2001.

2.   BUSINESS

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

3.   INVENTORIES

     Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Substantially all the Company's inventories are in work in process.

4.   DEBT

     The Company has a mortgage loan of $1,586,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest is at the prime rate (8.00% at March 31, 2001) plus 1/2%. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has an installment loan of $211,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

     The Company has a Land Acquisition loan, for the purpose of financing the acquisition of certain property in West Chicago, Illinois, of $1,509,000 collateralized by certain assets of the Company. Interest on this loan is at the prime rate. Interest is due monthly. The loan is due on September 30, 2001.

     The Company has a $10,000,000 line of credit available based on 80% of the eligible accounts receivable and 50% of eligible inventory to fund the working capital needs of the Company. Interest is at the prime rate (8.00% at March 31, 2001) plus 1/2%. The agreement expires May 31, 2001 and is renewable annually at the mutual consent of the Company and the lender. The outstanding balance under the line of credit at March 31, 2001 was $2,706,000.

5.   LITIGATION

     The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000

NET SALES

     Net sales were $22,526,000 for the first quarter ended March 31, 2001, an increase of $17,154,000 or 319% above the first quarter of 2000. The increase in net sales is directly related to "Virtual manufacturing." Virtual Manufacturing accounted for approximately $21,150,000 of net sales in the first quarter of 2001 compared to $4,412,000 of net sales in the first quarter of 2000.

     Net sales to Lucent were $20,203,000 in the first quarter of 2001 compared to $4,412,000 in the first quarter of 2000.

     Lucent accounted for 90% of the Company's net sales for the first quarter ended March 31, 2001 compared to 82% in the first quarter of 2000.

GROSS PROFIT AND COST OF GOODS SOLD

     The Company's gross profit for the first quarter of 2001 was $4,937,000 compared to $774,000 for the first quarter of 2000. Gross Margin increased to approximately 22% in the first quarter of 2001 from approximately 14% in the first quarter of 2000. The increase is a result of increased sales and improved efficiencies and the Company's decision to adopt Virtual Manufacturing.

OPERATING EXPENSES

     General and administrative expenses were $885,000 or 3.9% of net sales in the first quarter of 2001 compared to $335,000 or 6.2% of net sales in the first quarter of 2000. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were up $368,000 due to additional employees. Professional services, which include legal and auditing fees, were up $107,000.

     Selling and marketing expenses were $471,000 or 2.1% of net sales in the first quarter of 2001 compared to $181,000 or 3.4% of net sales in the first quarter of 2000. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations were up $221,000.

OPERATING INCOME

     Operating income was $3,581,000 or 15.9% in the first quarter of 2001 compared to an operating income of $257,000 or 4.8% of net sales in the first quarter of 2000, an increase of $3,324,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

Increase in net sales                                    $2,471,000
Increase in gross margin                                  1,692,000
Increase in operating expenses                             (839,000)
                                                         ----------

Increase in operating income                             $3,324,000

INTEREST INCOME

     Interest income from short-term investments was $19,000 in the first quarter of 2001 compared to $20,000 in the first quarter of 2000. Rental income from the P C Dynamics facility was $51,000 in the first quarter of 2001 and the first quarter of 2000.

INTEREST EXPENSE

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility and short-term credit facility was $218,000 in the first quarter of 2001 compared to $51,000 in the first quarter of 2000.

INCOME TAXES

     In the first quarter of 2001 and the first quarter of 2000 the Company had an effective tax credit rate of 39.5%.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operations was $6,795,000 for the first three months of 2001 compared to $271,000 for the first three months of 2000. Accounts receivables decreased $1,948,000. Inventories decreased $2,031,000. Accounts payable decreased ($976,000). Depreciation and amortization was $398,000.

     Capital expenditures mainly relating to the new West Chicago facility were $1,558,000 in the first three months of 2001. Capital expenditures to improve manufacturing processes were $32,000 in the first three months of 2000.

     The Company has a mortgage loan of $1,586,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest is at the prime rate (8.00% at march 31, 2001) plus 1/2%. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has an installment loan of $211,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

     The Company has a Land Acquisition loan, for the purpose of financing the acquisition of certain property in West Chicago, Illinois, of $1,509,000 collateralized by certain assets of the Company. Interest on this loan is at the prime rate. Interest is due monthly. The loan is due on September 30, 2001.

     The Company has a $10,000,000 line of credit available based on 80% of the eligible accounts receivable and 50% of eligible inventory to fund the working capital needs of the Company. Interest is at the prime rate (8.00% at March 31, 2001) plus 1/2%. The agreement expires May 15, 2001 and is renewable annually at the mutual consent of the Company and the lender. The outstanding balance under the line of credit at March 31, 2001 was $2,706,000.

     As of March 31, 2001, the Company has $6,011,000 of debt and $3,584,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash and investment balances and its capacity for debt will be sufficient to fund current business operations.

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

     Although the Company has experienced substantial growth in revenue in the last year and intends to continue to grow rapidly, there can be no assurance that the growth experienced by the Company will continue or that the Company will be able to achieve the growth contemplated by its business strategy. The Company's ability to continue to grow may be affected by various factors, many of which are not within the Company's control, including competition in the telecommunications industry. This growth has placed, and is expected to continue to place, significant demands on all aspects of the Company's business. Including its administrative, technical and financial personnel and systems. The company's future operating results will substantially depend on the ability of its officers and key employees to manage such anticipated growth, to attract and retain additional highly qualified management, technical and financial personnel, and to implement and/or improve its technical, administrative, financial control and reporting systems.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.14 Employment agreement dated January 29, 2001 between the Company and Joseph A. Turek

     10.15 Employment agreement dated January 29, 2001 between the Company and Paul H. Schmitt

     10.16 Employment agreement dated January 29, 2001 between the Company and Mark Anderson

     10.17 Employment agreement dated January 29, 2001 between the Company and Dan Gosselin

     10.18 Employment agreement dated January 29, 2001 between the Company and Richard Golden

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         M~WAVE,INC.

Date: May 4, 2001                                        /s/  PAUL H. SCHMITT
                                                         -----------------------
                                                             Paul H. Schmitt
                                                         Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
  NO.                                   DESCRIPTION
-------        -----------------------------------------------------------------

10.14 Employment agreement dated January 29, 2001 between the Company and Joseph A. Turek

10.15 Employment agreement dated January 29, 2001 between the Company and Paul H. Schmitt

10.16 Employment agreement dated January 29, 2001 between the Company and Mark Anderson

10.17 Employment agreement dated January 29, 2001 between the Company and Dan Gosselin


10.18 Employment agreement dated January 29, 2001 between the Company and Richard Golden