Form 10-Q
period 2001-06-30
M WAVE INC
filed 2001-08-08
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 2001                Commission File No.   0-19944
-----------------------------------                -----------------------------



                                  M~WAVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                               36-3809819
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               identification No.)


216 Evergreen Street, Bensenville, Illinois                        60106
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number including area code:                (630) 860-9542
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

Yes  X    No
    ---

The registrant has 4,572,184 shares of common stock outstanding at August 3, 2001.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                  M~WAVE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              DECEMBER 31            JUNE 30
                                                                                 2000                 2001
                                                                              ------------         ------------
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ........................................        $  1,230,999         $    849,606
    Accounts receivable, net of allowance for doubtful accounts,
     2000- $100,000: 2001- $100,000 ..................................          12,378,766           16,106,984
    Inventories ......................................................           8,859,795            2,503,294
    Refundable income taxes ..........................................                   0              613,445
    Deferred income taxes ............................................           1,118,242              803,181
    Prepaid expenses and other .......................................              47,688               72,214
                                                                              ------------         ------------
        Total current assets .........................................          23,635,490           20,948,724
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements .................................           6,488,057            7,487,222
    Machinery and equipment ..........................................           8,731,449           11,294,893
                                                                              ------------         ------------
        Total property, plant and equipment ..........................          15,219,506           18,782,115
    Less accumulated depreciation ....................................          (6,914,345)          (7,711,325)
                                                                              ------------         ------------
        Property, plant and equipment-net ............................           8,305,161           11,070,790
NOTE RECEIVABLE ......................................................             195,391              191,558
OTHER ASSETS .........................................................              54,915               53,550
                                                                              ------------         ------------
TOTAL ................................................................        $ 32,190,957         $ 32,264,622
                                                                              ============         ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .................................................        $  6,516,541         $  5,085,885
    Accrued expenses .................................................           1,603,474            1,681,284
    Accrued income taxes .............................................             146,287                    0
    Current credit line debt .........................................           5,500,000            4,091,976
    Current portion of long-term debt ................................           3,229,580            3,391,187
                                                                              ------------         ------------
        Total current liabilities ....................................          16,995,882           14,250,332

DEFERRED INCOME TAXES ................................................             522,593              522,593
LONG-TERM DEBT .......................................................             166,506              137,123
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued .......................................                   0                    0
    Common stock, $.01 par value; authorized, 10,000,000 shares
      6,179,112 shares issued and 4,572,184 shares outstanding
      at December 31, 2000, 6,179,112 shares issued and 4,572,184
      shares outstanding at June 30, 2001 ............................              30,895               30,895
    Additional paid-in capital .......................................           8,439,072            8,439,072
    Retained earnings ................................................           7,715,283           10,563,881
    Treasury stock:  1,606,928 shares, at cost .......................          (1,679,274)          (1,679,274)
                                                                              ------------         ------------
        Total stockholders' equity....................................          14,505,976           17,354,574
                                                                              ------------         ------------
TOTAL ................................................................        $ 32,190,957         $ 32,264,622
                                                                              ============         ============

                 See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    Three months ended June 30,
                                                ---------------------------------
                                                    2000                2001
                                                ------------         ------------
Net sales ..............................        $ 11,973,913         $ 15,448,962
Cost of goods sold .....................           9,541,214           13,103,481
                                                ------------         ------------
  Gross profit .........................           2,432,699            2,345,481

Operating expenses:
  General and administrative ...........             815,471              580,087
  Selling and marketing ................             367,954              457,304
                                                ------------         ------------
    Total operating expenses ...........           1,183,425            1,037,391
                                                ------------         ------------

  Operating income .....................           1,249,274            1,308,090

Other income (expense):
  Interest income ......................              18,051                8,000
  Interest expense .....................             (64,167)             (89,354)
  Rental income ........................              51,000               51,000
                                                ------------         ------------
    Total other income (expense) .......               4,884              (30,354)
                                                ------------         ------------

    Income before income  taxes ........           1,254,158            1,277,736

Provision for income taxes .............             495,791              505,113
                                                ------------         ------------

Net income .............................        $    758,367         $    772,623
                                                ============         ============

Weighted average shares outstanding                4,561,684            4,572,184

Basic earnings per share                        $       0.17         $       0.17

Diluted shares outstanding                         4,561,684            4,600,895

Diluted earnings per share                      $       0.17         $       0.17


                 See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Six months ended June 30,
                                                ---------------------------------
                                                    2000                 2001
                                                ------------         ------------
Net sales ..............................        $ 17,346,098         $ 37,975,082
Cost of goods sold .....................          14,139,450           30,692,535
                                                ------------         ------------
  Gross profit .........................           3,206,648            7,282,547

Operating expenses:
  General and administrative ...........           1,150,795            1,465,334
  Selling and marketing ................             549,313              928,333
                                                ------------         ------------
    Total operating expenses ...........           1,700,108            2,393,667
                                                ------------         ------------

  Operating income .....................           1,506,540            4,888,880

Other income (expense):
  Interest income ......................              37,890               27,335
  Interest expense .....................            (115,235)            (307,312)
  Rental income ........................             102,000              102,000
                                                ------------         ------------
    Total other income (expense) .......              24,655             (177,977)
                                                ------------         ------------

    Income before income  taxes ........           1,531,195            4,710,903

Provision for income taxes .............             605,309            1,862,305
                                                ------------         ------------

Net income .............................        $    925,886         $  2,848,598
                                                ============         ============


Weighted average shares outstanding                4,553,836            4,572,184

Basic earnings per share                        $       0.20         $       0.62

Diluted shares outstanding                         4,553,836            4,622,937

Diluted earnings per share                      $       0.20         $       0.62


                 See notes to consolidated financial statements.

                                  M~WAVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Six months ended June 30,
                                                                              -------------------------------
                                                                                  2000                2001
                                                                              -----------         -----------
OPERATING ACTIVITIES:
  Net income .........................................................        $   925,886         $ 2,848,598
  Adjustments to reconcile net income to net cash flows
    from operating activities:
      Depreciation and amortization ..................................            513,000             796,980
      Deferred income taxes ..........................................                  0             315,061
      Reserve for notes receivable ...................................            430,000                   0
    Changes in assets and liabilities:
      Accounts receivable-trade ......................................         (3,497,196)         (3,728,218)
      Inventories ....................................................         (4,745,514)          6,356,501
      Income taxes ...................................................            605,307            (759,732)
      Prepaid expenses and other assets ..............................            (59,777)            (19,328)
      Accounts payable ...............................................          3,764,093          (1,430,656)
      Accrued expenses ...............................................            344,580              77,810
                                                                              -----------         -----------
         Net cash flows (used in) provided by operating activities ...        $(1,719,621)        $ 4,457,016
                                                                              -----------         -----------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment ..........................           (271,723)         (3,562,609)
                                                                              -----------         -----------
         Net cash flows used in investing activities .................        $  (271,723)        $(3,562,609)

FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options .................             47,125                   0
  Credit line debt ...................................................          1,500,000          (1,408,024)
  Net payments on short and  long term debt ..........................           (180,781)                  0
  Net borrowings on short and  long term debt ........................                  0             132,224
                                                                              -----------         -----------
         Net cash flows provided by (used in) financing activities ...        $ 1,366,344         $(1,275,800)
                                                                              -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................        $  (625,000)        $  (381,393)

CASH AND CASH EQUIVALENTS - Beginning of period ......................        $ 2,586,885         $ 1,230,999
                                                                              -----------         -----------
CASH AND CASH EQUIVALENTS - End of period ............................        $ 1,961,885         $   849,606
                                                                              ===========         ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest .........................        $   115,235         $   307,312
    Income tax payments ..............................................        $         0         $ 2,307,933


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

2.   BUSINESS

     M~Wave, Inc. through its wholly owned subsidiary Poly Circuits, Inc., is a value-added service provider of high performance printed circuit boards used in a variety of telecommunications applications for wireless and internet communications. M~Wave satisfies its customers needs for high performance printed circuit boards by using its 30,000 square foot manufacturing facility located in Bensenville, Illinois and by outsourcing and coordinating the manufacture of such boards by unaffiliated manufacturers located primarily in the Far East ("Virtual Manufacturing").

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

4.   DEBT

     The Company has a mortgage loan of $1,510,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest is at the prime rate (6.75% at June 30, 2001) plus 1/2%. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has an installment loan of $196,000 collateralized by ertain fixed assets of the Company. Interest on this loan is at the prime ate. The loan is payable in monthly installments of principal and interest nd is due in October 2004.

     The Company has a Land Acquisition loan, for the purpose of financing the acquisition of certain property in West Chicago, Illinois, of $1,509,000 collateralized by certain assets of the Company. Interest on this loan is at the prime rate. Interest is due monthly. The loan is due on September 30, 2001.

     The Company has an Equipment loan, for the purpose of financing equipment for the facility in West Chicago, Illinois, of $313,000 collateralized by certain assets of the Company. Interest on this loan is at the prime rate. Interest is due monthly. The loan is due on September 30, 2001.

     The Company has a $10,000,000 line of credit available based on 80% of the eligible accounts receivable and 50% of eligible inventory to fund the working capital needs of the Company. Interest is at the prime rate (6.75% at June 30, 2001) plus 1/2%. The agreement expires May 15, 2002 and is renewable annually at the mutual consent of the Company and the lender. The outstanding balance under the line of credit at June 30, 2001 was $4,092,000.

5.   LITIGATION

     The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

6.   SUBSEQUENT EVENT

     The Company completed financing of $8.1 million from the Illinois Development Finance Authority's 2001 maximum limit on tax-exempt private activity bonds to finance its facility in West Chicago, Illinois on July 26, 2001. The bond will replace approximately $1,822,000 of our current debt, which has an interest rate of 6.75%. The interest on the bond is set weekly; the current rate for the week ending August 1, 2001 was 2.85%.


7.   RECENT ACCOUNTING PRONOUNCEMENTS


SFAS NO. 141 "BUSINESS COMBINATIONS", AND SFAS 142, "GOODWILL AND INTANGIBLE ASSETS"

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.


SFAS NO. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133") as amended, which requires that all derivative instruments be recognized in the financial statements. For the third quarter ending September 30, 2001, the Company will enter into a $3,930,000 interest rate swap agreement to manage its exposure to fluctuations in interest rates.

The adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JUNE 30, 2000

NET SALES

     Net sales were $15,449,000 for the second quarter ended June 30, 2001, an increase of $3,475,000 or 29% above the second quarter of 2000. The increase in net sales is directly related to "Virtual Manufacturing." Virtual Manufacturing accounted for approximately $13,113,000 of net sales in the second quarter of 2001 compared to $9,716,000 of net sales in the second quarter of 2000.

     Net sales to Lucent were $13,321,000 in the second quarter of 2001 compared to $10,537,000 in the second quarter of 2000. $5,300,000 of the net sales in the second quarter of 2001 relates to the complete and final settlement of one program with Lucent.

     Lucent accounted for 86% of the Company's net sales for the second quarter ended June 30, 2001 compared to 88% in the second quarter of 2000.

GROSS PROFIT AND COST OF GOODS SOLD

     The Company's gross profit for the second quarter of 2001 was $2,345,000 compared to $2,433,000 for the second quarter of 2000. Gross Margin decreased to approximately 15% in the second quarter of 2001 from approximately 20% in the second quarter of 2000. $5,300,000 of the net sales in the second quarter of 2001 relates to the complete and final settlement of one program with Lucent. This transaction was recorded at approximately inventory value. Thus the adjusted gross margin excluding the $5,300,000 in net sales and costs was approximately 23%.

OPERATING EXPENSES

     General and administrative expenses were $580,000 or 3.8% of net sales in the second quarter of 2001 compared to $815,000 or 6.8% of net sales in the second quarter of 2000. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. The Company recorded a reserve of $400,000 in the second quarter of 2000 relating to the promissory note from Performance Interconnect Corporation. Payroll related expenses were up $60,000 due to additional employees. Professional services, which include legal and auditing fees, were up $95,000.

     Selling and marketing expenses were $457,000 or 3.0% of net sales in the second quarter of 2001 compared to $368,000 or 3.1% of net sales in the second quarter of 2000. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations were up $91,000.

OPERATING INCOME

     Operating income was $1,308,000 or 8.5% of net sales in the second quarter of 2001 compared to an operating income of $1,249,000 or 10.4% of net sales in the second quarter of 2000, an increase of $59,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

Increase in net sales                                 $ 706,000

Decrease in gross margin                               (793,000)
Decrease in operating expenses                          146,000
                                                      ---------

Increase in operating income                          $  59,000

INTEREST INCOME

     Interest income from short-term investments was $8,000 in the second quarter of 2001 compared to $18,000 in the second quarter of 2000. Rental income from the P C Dynamics facility was $51,000 in the second quarter of 2001 and the second quarter of 2000.

INTEREST EXPENSE

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility and short-term credit facility was $89,000 in the second quarter of 2001 compared to $64,000 in the second quarter of 2000.

INCOME TAXES

     In the second quarter of 2001 and the second quarter of 2000 the Company had an effective tax credit rate of 39.5%.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

NET SALES

     Net sales were $37,975,000 for the six months ended June 30, 2001, an increase of $20,629,000 or 119% above the first six months of 2000. The increase in net sales is directly related to "Virtual Manufacturing." Virtual Manufacturing accounted for approximately $33,557,000 of net sales in the six months ended June 30, 2001 compared to $13,835,000 of net sales for the first six months of 2000.

     Net sales to Lucent were $33,524,000 for the six months ended June 30, 2001 compared to $14,948,000 for the first six months of 2000.

     Lucent accounted for 88% of the Company's net sales for the six months ended June 30, 2001 compared to 86% for the first six months of 2000.

GROSS PROFIT AND COST OF GOODS SOLD

     The Company's gross profit for the six months ended June 30, 2001 was $7,283,000 compared to $3,207,000 for the first six months of 2000. Gross Margin increased to approximately 19.2% for the six months ended June 30, 2001 from approximately 18.5% in the first six months of 2000. $5,300,000 of the net sales in the first six months of 2001 relates to the complete and final settlement of one program with Lucent. This transaction was recorded at approximately inventory value. Thus the adjusted gross margin excluding the $5,300,000 in net sales and costs was approximately 22.3%. The increase is a result of increased sales and improved efficiencies and the Company's decision to adopt Virtual Manufacturing.

OPERATING EXPENSES

     General and administrative expenses were $1,465,000 or 3.9% of net sales for the six months ended June 30, 2001 compared to $1,151,000 or 6.6% of net sales in the first six months of 2000. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were up $428,000 due to additional employees. Professional services, which include legal and auditing fees, were up $201,000.

     Selling and marketing expenses were $928,000 or 2.4% of net sales for the six months ended June 30, 2001 compared to $549,000 or 3.2% of net sales in the first six months of 2000. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations were up $302,000.

OPERATING INCOME

     Operating income was $4,889,000 or 12.9% for the six months ended June 30, 2001 compared to an operating income of $1,507,000 or 8.7% of net sales in the first six months of 2000, an increase of $3,382,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

Increase in net sales                                 $3,814,000

Increase in gross margin                                 262,000
Increase in operating expenses                          (694,000)
                                                      ----------

Increase in operating income                          $3,382,000

INTEREST INCOME

     Interest income from short-term investments was $27,000 for the six months ended June 30, 2001 compared to $38,000 in the first six months of 2000. Rental income from the P C Dynamics facility was $102,000 for the six months ended June 30, 2001 and the first six months of 2000.

INTEREST EXPENSE

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility and short-term credit facility was $307,000 for the six months ended June 30, 2001 compared to $115,000 in the first six months of 2000.

INCOME TAXES

     For the six months ended June 30, 2001 and the first six months of 2000 the Company had an effective tax credit rate of 39.5%.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operations was $4,457,000 for the six months ended June 30, 2001 compared to using ($1,720,000) for the first six months of 2000. Accounts receivables increased $3,728,000. Inventories decreased $6,357,000. $5,300,000 of the reduction relates to the final settlement of one program with Lucent that was recorded at approximately inventory value. Accounts payable decreased $1,431,000. Depreciation and amortization was $797,000.

     Capital expenditures mainly relating to the new West Chicago facility were $3,563,000 for the six months ended June 30, 2001. Capital expenditures to improve manufacturing processes were $272,000 in the first six months of 2000.

     The Company has a mortgage loan of $1,510,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest is at the prime rate (6.75% at June 30, 2001) plus 1/2%. The loan is payable in monthly installments of principal and interest and is due in October 2001.

     The Company has an installment loan of $196,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

     The Company has a Land Acquisition loan, for the purpose of financing the acquisition of certain property in West Chicago, Illinois, of $1,509,000 collateralized by certain assets of the Company. Interest on this loan is at the prime rate. Interest is due monthly. The loan is due on September 30, 2001.

     The Company has an Equipment loan, for the purpose of financing equipment for the facility in West Chicago, Illinois, of $313,000 collateralized by certain assets of the Company. Interest on this loan is at the prime rate. Interest is due monthly. The loan is due on September 30, 2001.

     The Company has a $10,000,000 line of credit available based on 80% of the eligible accounts receivable and 50% of eligible inventory to fund the working capital needs of the Company. Interest is at the prime rate (6.75% at June 30, 2001) plus 1/2%. The agreement expires May 15, 2001 and is renewable annually at the mutual consent of the Company and the lender. The outstanding balance under the line of credit at June 30, 2001 was $4,092,000.

     As of June 30, 2001, the Company has $7,620,000 of debt and $850,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash and investment balances and its capacity for debt will be sufficient to fund current business operations.

     The Company completed financing of $8.1 million from the Illinois Development Finance Authority's 2001 maximum limit on tax-exempt private activity bonds to finance its facility in West Chicago, Illinois on July 26, 2001. The bond will replace approximately $1,822,000 of our current debt, which has an interest rate of 6.75%. The interest on the bond is set weekly; the current rate for the week ending August 1, 2001 was 2.85%.

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

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company's Annual Meeting of Stockholders was held on June 19, 2001.

(b) At the Company's Annual Meeting of Stockholders, the Stockholders reelected to the Company's Board of Directors Messrs. Lavern D. Kramer and Gary L. Castagna. Messrs. Kramer and Castagna are class III Directors and will serve a term ending upon the election of Class III Directors at the 2004 Annual Meeting of Stockholders. The aggregate number of votes cast for, against or withheld, for the election of Mr. Kramer was as follows:
     4,419,661 for, 0 against and 6,485 withheld. The aggregate number of votes cast for, against or withheld, for the election of Mr. Castagna was as follows: 4,409,171 for, 0 against and 16,975 withheld.

(c) The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. The Board is comprised of one Class I Director (Gregory E. Meyer) whose term expires at the 2002 Annual Meeting of Stockholders, two Class II Director (Joseph A. Turek and Donald A. Lepore) whose term expires at the 2003 Annual Meeting of Stockholders and two Class III Directors (Lavern D. Kramer and Gary L. Castagna) whose term expires at the 2001 Annual Meeting of Stockholders.

(d) At the Company's Annual Meeting of Stockholders, the Stockholders ratified the appointment of Grant Thornton LLP as auditors of the Company for the 2001 calendar year. The aggregate number of votes cast for, against or withheld, for the ratification of Grant Thornton LLP as auditors was 4,418,386, 2,700 and 5,060, respectively.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         10.19 Employment agreement dated June 2, 2001 between the Company and Robert Duke

         10.20    Loan Agreement

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     M~WAVE,INC.

Date: August 3, 2001                         /s/  PAUL H. SCHMITT
                                                 ------------------------------
                                                  Paul H. Schmitt
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
  NO.                                      DESCRIPTION
-------        ---------------------------------------------------------------
10.19          Employment agreement dated June 2, 2001 between the Company and
               Robert Duke

10.20          Loan Agreement