Form 10-Q
period 2001-09-30
M WAVE INC
filed 2001-11-13
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 2001           Commission File No. 0-19944
----------------------------------------           ---------------------------



                                  M-WAVE, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                             36-3809819
------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S.  Employer
Incorporation or organization)                             identification No.)


216 Evergreen Street, Bensenville, Illinois                       60106
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number including area code:              (630) 860-9542
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

Yes  X    No
   -----

The registrant has 4,476,297 shares of common stock outstanding at November 7, 2001.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                  M-WAVE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                             DECEMBER 31,         SEPTEMBER 30,
                                                 2000                 2001
                                             ------------         ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..............  $  1,230,999         $  1,148,663
    Accounts receivable, net of allowance
      for doubtful accounts, 2000-
      $100,000: 2001- $100,000.............    12,378,766           10,835,295
    Inventories............................     8,859,795            2,510,611
    Refundable income taxes................             0              583,624
    Deferred income taxes..................     1,118,242              645,651
    Prepaid expenses and other.............        47,688               66,956
                                             ------------         ------------
        Total current assets...............    23,635,490           15,790,800
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements.......     6,488,057            8,056,035
    Machinery and equipment................     8,731,449           12,305,571
                                             ------------         ------------
        Total property, plant and equipment    15,219,506           20,361,606
    Less accumulated depreciation..........    (6,914,345)          (8,109,815)
                                             ------------         ------------
        Property, plant and equipment-net..     8,305,161           12,251,791
NOTE RECEIVABLE............................       195,391              191,558
OTHER ASSETS...............................        54,915              354,750
                                             ------------         ------------
TOTAL......................................  $ 32,190,957         $ 28,588,899
                                             ============         ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable.......................  $  6,516,541         $  3,043,263
    Accrued expenses.......................     1,603,474            1,214,219
    Accrued income taxes...................       146,287                    0
    Current credit line debt...............     5,500,000            1,355,161
    Current portion of long-term debt......     3,229,580            2,813,267
                                             ------------         ------------
        Total current liabilities..........    16,995,882            8,425,910

DEFERRED INCOME TAXES......................       522,593              522,593
LONG-TERM DEBT.............................       166,506            2,275,333
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value;
      authorized, 1,000,000 shares; no
      shares issued........................             0                    0
    Common stock, $.01 par value;
      authorized, 10,000,000 shares
      6,179,112 shares issued and
      4,572,184 shares outstanding at
      December 31, 2000, 6,179,112 shares
      issued and 4,476,297 shares
      outstanding at September 30, 2001            30,895               30,895
    Additional paid-in capital.............     8,439,072            8,439,072
    Retained earnings .....................     7,715,283           11,042,746
    Treasury stock, at cost, 1,606,928
      shares at December 31, 2000, and
      1,702,815 shares at September
      30, 2001.............................    (1,679,274)          (2,147,650)
                                             ------------         ------------
        Total stockholders' equity ........    14,505,976           17,365,063
                                             ------------         ------------
TOTAL......................................  $ 32,190,957         $ 28,588,899
                                             ============         ============

                 See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                             Three months ended September 30,
                                             ---------------------------------
                                                 2000                 2001
                                             ------------         ------------

Net sales..................................  $ 18,122,341         $  8,611,111
Cost of goods sold.........................    15,046,305            6,934,527
                                             ------------         ------------
  Gross profit.............................     3,076,036            1,676,584

Operating expenses:
  General and administrative...............       597,633              579,071
  Selling and marketing....................       491,662              265,041
                                             ------------         ------------
    Total operating expenses...............     1,089,295              844,112
                                             ------------         ------------

  Operating income.........................     1,986,741              832,472

Other income (expense):
  Interest income..........................        41,456               25,523
  Interest expense.........................      (104,711)            (102,679)
  Rental income............................        51,000               17,000
                                             ------------         ------------
    Total other income (expense)                  (12,255)             (60,156)
                                             ------------         ------------

    Income before income  taxes............     1,974,486              772,316

Provision for income taxes.................       780,551              293,451
                                             ------------         ------------

Net income.................................  $  1,193,935         $    478,865
                                             ============         ============

Weighted average shares outstanding             4,567,732            4,544,689

Basic earnings per share                     $       0.26         $       0.11

Diluted shares outstanding                      4,567,732            4,570,031

Diluted earnings per share                   $       0.26         $       0.10

                 See notes to consolidated financial statements.

                                  M-WAVE, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Nine months ended September 30,
                                             ---------------------------------
                                                 2000                 2001
                                             ------------         ------------

Net sales..................................  $ 35,468,439         $ 46,586,193
Cost of goods sold.........................    29,185,755           37,627,062
                                             ------------         ------------
  Gross profit.............................     6,282,684            8,959,131

Operating expenses:
  General and administrative...............     1,748,428            2,044,405
  Selling and marketing....................     1,040,975            1,193,374
                                             ------------         ------------
    Total operating expenses...............     2,789,403            3,237,779
                                             ------------         ------------

  Operating income.........................     3,493,281            5,721,352

Other income (expense):
  Interest income..........................        79,346               52,858
  Interest expense.........................      (219,946)            (409,991)
  Rental income............................       153,000              119,000
                                             ------------         ------------
    Total other income (expense)                   12,400             (238,133)
                                             ------------         ------------

    Income before income  taxes............     3,505,681            5,483,219

Provision for income taxes.................     1,385,860            2,155,756
                                             ------------         ------------

Net income.................................  $  2,119,821         $  3,327,463
                                             ============         ============

Weighted average shares outstanding             4,558,502            4,562,918

Basic earnings per share                     $       0.46         $       0.73

Diluted shares outstanding                      4,558,502            4,597,892

Diluted earnings per share                   $       0.46         $       0.72

                 See notes to consolidated financial statements.

                                  M-WAVE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                              Nine months ended September 30,
                                             ---------------------------------
                                                 2000                 2001
                                             ------------         ------------
OPERATING ACTIVITIES:
  Net income...............................  $  2,119,821         $  3,327,463
  Adjustments to reconcile net income
    to net cash flows from operating
    activities:
      Depreciation and amortization........  $    845,500         $  1,195,470
      Deferred income taxes................  $    131,442         $    472,591
      Reserve for notes receivable.........  $    446,692         $          0
    Changes in assets and liabilities:
      Accounts receivable-trade............   ($4,432,709)        $  1,543,471
      Inventories..........................   ($4,325,724)        $  6,349,184
      Income taxes.........................  $  1,254,416            ($729,911)
      Prepaid expenses and other assets....      ($77,246)           ($315,270)
      Accounts payable.....................  $  4,930,223          ($3,473,278)
      Accrued expenses.....................  $  1,152,070            ($389,255)
                                             ------------         ------------
         Net cash flows provided by
           operating activities............  $  2,044,485         $  7,980,465
                                             ------------         ------------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment     ($554,485)         ($5,142,100)
  Proceeds from notes receivable...........  $      3,308         $          0
                                             ------------         ------------
         Net cash flows used in
           investing activities............     ($551,177)         ($5,142,100)

FINANCING ACTIVITIES:
  Common stock issued upon exercise of
    stock options..........................  $     90,437         $          0
  Net borrowings (payments) on credit
    line debt..............................  $  1,500,000          ($4,144,839)
  Proceeds on issuance of long term debt...  $          0           $3,472,972
  Payments on long term debt...............     ($271,172)         ($1,780,458)
  Purchase of treasury stock...............  $          0            ($468,376)
                                             ------------         ------------
         Net cash flows provided by
           (used in) financing activities..  $  1,319,265          ($2,920,701)
                                             ------------         ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.........................  $  2,812,573             ($82,336)

CASH AND CASH EQUIVALENTS - Beginning
  of period................................  $  2,586,885         $  1,230,999
                                             ------------         ------------
CASH AND CASH EQUIVALENTS - End of period..  $  5,399,458         $  1,148,663
                                             ============         ============


Supplemental Disclosures of Cash Flow Information:

    Cash paid during the period for interest.$    219,946         $    409,991
    Income tax payments......................$          0         $  2,414,033


                 See notes to consolidated financial statements.

                                   M~WAVE,Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.        BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000 filed March 22, 2001.

2.        BUSINESS

          M~Wave, Inc. through its wholly owned subsidiary Poly Circuits, Inc., is a value-added service provider of high performance printed circuit boards used in a variety of telecommunications applications for wireless and internet communications and digital applications. M~Wave satisfies its customers needs for high performance printed circuit boards by using its 30,000 square foot manufacturing facility located in Bensenville, Illinois and by outsourcing and coordinating the manufacture of such boards by unaffiliated manufacturers located primarily in the Far East ("Virtual Manufacturing").

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

4.        DEBT

          The Company has a mortgage loan of $1,435,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest is at the prime rate (6.00% at September 30, 2001) plus 1/2%. The loan is payable in monthly installments of principal and interest and is due in October 2001. The Company sold the facility at P C Dynamics in Frisco, Texas on November 8, 2001. The mortgage loan was paid in full from the proceeds of the sale.

          The Company has an installment loan of $181,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

          The Company has arranged bond financing of $8,100,000 from the Illinois Development Finance Authority to finance its facility in West Chicago, Illinois. Through September 30, 2001 the Company has financed $3,473,000. As of September 30, 2001, interest on the bond was 2.57%.

          The Company has a $10,000,000 line of credit available based on 80% of the eligible accounts receivable and 50% of eligible inventory to fund the working capital needs of the Company. Interest is at the prime rate (6.00% at September 30, 2001) plus 1/2%. The agreement expires May 15, 2002 and is renewable annually at the mutual consent of the Company and the lender. The outstanding balance under the line of credit at September 30, 2001 was $1,355,000.

5.        LITIGATION

          The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

6.        SUBSEQUENT EVENT

          The Company completed the sale of their facility located in Frisco, Texas on November 8, 2001, proceeds of the sale were used to satisfy the mortgage and pay down the line of credit.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2000

NET SALES

     Net sales were $8,611,000 for the third quarter ended September 30, 2001, a decrease of $9,511,000 or 53% below the third quarter of 2000. The decrease in net sales is directly related to a drop in demand. Virtual Manufacturing accounted for approximately $7,527,000 of net sales in the third quarter of 2001 compared to $16,166,000 of net sales in the third quarter of 2000.

     Net sales to Lucent were $4,779,000 in the third quarter of 2001 compared to $14,179,000 in the third quarter of 2000. Net sales to Celestica were $2,749,000 in the third quarter of 2001 compared to $2,497,000 in the third quarter of 2000. On September 1, 2001, Lucent transitioned a segment of their manufacturing operations at Columbus, Ohio to Celestica. Celestica is based in Toronto, Canada. On September 1, 2001, Lucent also transferred most of their open purchase orders with the Company to Celestica.

     Lucent accounted for 56% of the Company's net sales for the third quarter ended September 30, 2001 compared to 78% in the third quarter of 2000. Celestica accounted for 32% of the Company's net sales for the third quarter ended September 30, 2001 compared to 14% in the third quarter of 2000.

GROSS PROFIT AND COST OF GOODS SOLD

     The Company's gross profit for the third quarter of 2001 was $1,677,000 compared to $3,076,000 for the third quarter of 2000. Gross Margin increased to approximately 20% in the third quarter of 2001 from approximately 17% in the third quarter of 2000. The increase in gross margin is a result of improved efficiencies.

OPERATING EXPENSES

     General and administrative expenses were $579,000 or 6.7% of net sales in the third quarter of 2001 compared to $598,000 or 3.3% of net sales in the third quarter of 2000. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were up $45,000 due to additional employees. Professional services, which include legal and auditing fees, were down $14,000.

     Selling and marketing expenses were $265,000 or 3.1% of net sales in the third quarter of 2001 compared to $492,000 or 2.7% of net sales in the third quarter of 2000. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations were down $238,000.

OPERATING INCOME

     Operating income was $832,000 or 9.7% of net sales in the third quarter of 2001 compared to an operating income of $1,987,000 or 11.0% of net sales in the third quarter of 2000, a decrease of $1,155,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

Decrease in net sales                                              ($1,615,000)

Increase in gross margin                                               215,000
Increase in operating expenses                                         245,000
                                                                  ------------

Decrease in operating income                                       ($1,155,000)

INTEREST INCOME

     Interest income from short-term investments was $26,000 in the third quarter of 2001 compared to $41,000 in the third quarter of 2000. Rental income from the P C Dynamics facility was $17,000 in the third quarter of 2001 compared to $51,000 in the third quarter of 2000.

         INTEREST EXPENSE

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility and short-term credit facility was $103,000 in the third quarter of 2001 compared to $105,000 in the third quarter of 2000.

         INCOME TAXES

     In the third quarter of 2001 had an effective tax rate of 38% compared to 39.5% in the third quarter of 2000.

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES

     Net sales were $46,586,000 for the nine months ended September 30, 2001, an increase of $11,118,000 or 31% above the first nine months of 2000. The increase in net sales is directly related to "Virtual Manufacturing." Virtual Manufacturing accounted for approximately $42,458,000 of net sales in the nine months ended September 30, 2001 compared to $30,534,000 of net sales for the first nine months of 2000.

     Net sales to Lucent were $38,303,000 for the nine months ended September 30, 2001 compared to $29,128,000 for the first nine months of 2000. Net sales to Celestica were $4,194,000 for the nine months ended September 30, 2001 compared to $2,497,000 for the first nine months of 2000. On September 1, 2001, Lucent transitioned a segment of their manufacturing operations at Columbus, Ohio to Celestica. Celestica is based in Toronto, Canada. On September 1, 2001, Lucent also transferred most of their open purchase orders with the Company to Celestica


     Lucent accounted for 82.2% of the Company's net sales for the nine months ended September 30, 2001 compared to 81.9% for the first nine months of 2000. Celestica accounted for 9.0% of the Company's net sales for the nine months ended September 30, 2001 compared to 7.0% for the first nine months of 2000.

GROSS PROFIT AND COST OF GOODS SOLD

     The Company's gross profit for the nine months ended September 30, 2001 was $8,959,000 compared to $6,283,000 for the first nine months of 2000. Gross Margin increased to approximately 19.2% for the nine months ended September 30, 2001 from approximately 17.7% in the first nine months of 2000. $5,300,000 of the net sales in the first nine months of 2001 relates to the complete and final settlement of one program with Lucent. This transaction was recorded at approximately inventory value. Thus the adjusted gross margin excluding the $5,300,000 in net sales and costs was approximately 21.7%. The increase is a result of increased sales and improved efficiencies and the Company's decision to adopt Virtual Manufacturing.

OPERATING EXPENSES

     General and administrative expenses were $2,044,000 or 4.4% of net sales for the nine months ended September 30, 2001 compared to $1,748,000 or 4.9% of net sales in the first nine months of 2000. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were up $447,000 due to additional employees. Professional services, which include legal and auditing fees, were up $205,000.

     Selling and marketing expenses were $1,193,000 or 2.6% of net sales for the nine months ended September 30, 2001 compared to $1,041,000 or 2.9% of net sales in the first nine months of 2000. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations were up $64,000.

OPERATING INCOME

     Operating income was $5,721,000 or 12.3% for the nine months ended September 30, 2001 compared to an operating income of $3,493,000 or 9.8% of net sales in the first nine months of 2000, an increase of $2,228,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

Increase in net sales                                             $  1,969,000

Increase in gross margin                                               707,000
Increase in operating expenses                                        (448,000)
                                                                  ------------

Increase in operating income                                      $  2,228,000

INTEREST INCOME

     Interest income from short-term investments was $53,000 for the nine months ended September 30, 2001 compared to $79,000 in the first nine months of 2000. Rental income from the P C Dynamics facility was $119,000 for the nine months ended September 30, 2001 compared to $153,000 in the first nine months of 2000.

INTEREST EXPENSE

     Interest expense, primarily related to the Company's mortgage obligation on its P C Dynamics facility and short-term credit facility was $410,000 for the nine months ended September 30, 2001 compared to $220,000 in the first nine months of 2000.

INCOME TAXES

     For the nine months ended September 30, 2001 and the first nine months of 2000 the Company had an effective tax credit rate of 39.5%.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows provided by operations was $7,980,000 for the nine months ended September 30, 2001 compared to providing $2,044,000 for the first nine months of 2000. Accounts receivables decreased $1,543,000. Inventories decreased $6,349,000. $5,300,000 of the reduction relates to the final settlement of one program with Lucent that was recorded at approximately inventory value. Accounts payable decreased $3,473,000. Depreciation and amortization was $1,195,000.

     Capital expenditures mainly relating to the new West Chicago facility were $5,142,000 for the nine months ended September 30, 2001. Capital expenditures to improve manufacturing processes were $554,000 in the first nine months of 2000. The Company plans to spend approximately $2,000,000 in the fourth quarter of 2001 and $3,000,000 in 2002 on capital expenditures mainly relating to the West Chicago facility.

     The Company has a mortgage loan of $1,435,000 for the facility at P C Dynamics Corporation in Frisco, Texas. Interest is at the prime rate (6.00% at September 30, 2001) plus 1/2%. The loan is payable in monthly installments of principal and interest and is due in October 2001. The Company sold the facility at P C Dynamics in Frisco, Texas on November 8, 2001. The mortgage loan was paid in full from the proceeds of the sale.

     The Company has an installment loan of $181,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

     The Company has arranged financing of $8,100,000 from the Illinois Development Finance Authority to finance its facility in West Chicago, Illinois. Through September 30, 2001 the Company has financed $3,473,000. As of September 30, 2001 interest on the bond was 2.57%.

     The Company has a $10,000,000 line of credit available based on 80% of the eligible accounts receivable and 50% of eligible inventory to fund the working capital needs of the Company. Interest is at the prime rate (6.00% at September 30, 2001) plus 1/2%. The agreement expires May 15, 2001 and is renewable annually at the mutual consent of the Company and the lender. The outstanding balance under the line of credit at September 30, 2001 was $1,355,000.

     As of September 30, 2001, the Company has $6,444,000 of debt and $1,149,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash and investment balances and its capacity for debt will be sufficient to fund current business operations.

     The Company completed financing of $8,100,000 from the Illinois Development Finance Authority's 2001 maximum limit on tax-exempt private activity bonds to finance its facility in West Chicago, Illinois on July 26, 2001. The bond replaced approximately $2,865,000 of our current debt, which had an interest rate of 6.00%. The interest on the bond is set weekly; the current rate for the week ending October 20, 2001 was 2.25%.

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

     Although the Company intends to continue to grow its revenues, there can be no assurance that the growth experienced by the Company will continue or that the Company will be able to achieve the growth contemplated by its business strategy. The Company's ability to continue to grow may be affected by various factors, many of which are not within the Company's control, including competition in the telecommunications industry. This growth has placed, and is expected to continue to place, significant demands on all aspects of the Company's business. Including its administrative, technical and financial personnel and systems. The company's future operating results will substantially depend on the ability of its officers and key employees to manage such anticipated growth, to attract and retain additional highly qualified management, technical and financial personnel, and to implement and/or improve its technical, administrative, financial control and reporting systems.

                           PART II - OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

      None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

      None

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     M~WAVE,INC.

Date: November 9, 2001                       /s/   PAUL H. SCHMITT
                                             ---------------------------------
                                                   Paul H. Schmitt
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
  NO.                                     DESCRIPTION
-------        ---------------------------------------------------------------
                     None