Form 10-K405
period 2001-12-31
M WAVE INC
filed 2002-03-28
CIK 883842

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                           THE SECURITIES ACT OF 1934

                   For the fiscal year ended December 31, 2001
                         Commission file number 0-19944

                                  M~WAVE, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                                                                     36-3809819
----------------------------------                                                            ---------------------
(State or other jurisdiction of                                                                    (I.R.S. Employer
incorporation or organization)                                                                  Identification No.)

216 Evergreen Street, Bensenville, Illinois                                                               60106
-------------------------------------------                                                          ----------

(Address of principal executive office)                                                              (Zip Code)

Registrant's telephone number, including area code                                                 (630) 860-9542
                                                                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.005 par value)
------------------------------
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 13, 2002 was approximately $26,069,000, computed on the basis of the last reported sale price per share ($5.85) of such stock on the NASDAQ National Market.

The Registrant has 4,456,294 common shares outstanding at March 13, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Proxy Statement for the Annual Meeting are incorporated by reference in Part III of this Form.

Index to Exhibits listed on page 41.

PART I

Item 1. Business

The Company

M~Wave, Inc. through its wholly owned subsidiary Poly Circuits, Inc., is a value-added service provider of high performance printed circuit boards used in a variety of digital and high frequency applications for wireless and industrial electronics applications. M~Wave satisfies its customers requirements for wireless and industrial electronics application by using its 50,000 square foot state-of-the-art prototype and small volume facility located in West Chicago, Illinois and by outsourcing and coordinating the manufacture of such boards by a global base of suppliers located primarily in the Far East ("Virtual Manufacturing"). Virtual Manufacturing contractually supplies all the printed circuit needs of our customers by managing the complete procurement process. We deliver products when the customer needs them through either consignment inventory control or just-in-time programs.

The Company began Virtual Manufacturing during 2000 by developing subcontracting relationships with global manufacturers. The Company typically begins the Virtual Manufacturing process by manufacturing prototypes and pre-production printed circuits at its manufacturing facility. The Company often works closely with customer personnel during this stage to finalize fabrication details and guidelines for circuit boards. As customers' requirements for circuit boards develop into higher volumes, the Company subcontracts the manufacture of the circuit boards to global manufacturers. The Company continues to monitor the production and quality control of the circuit boards and works with its customers and global manufacturers throughout the Virtual Manufacturing process. The Company believes that Virtual Manufacturing allows the Company to satisfy a broader range of its customers' printed circuit board requirements without incurring substantial capital expenditures for property, plant and equipment.

The Company added new levels of capacity in 2001 with the addition of its new facility in West Chicago, Illinois. The new state-of-the-art 50,000 square foot facility in West Chicago enables the Company to provide quick-turn, prototypes to customers and to manufacture pre-production printed circuit boards for specific customer applications. These process capabilities are an essential part of the Virtual Manufacturing process and the Company's ability to attract new customers.

In addition, the Company produces customer specified bonded assemblies consisting of a printed circuit board bonded in some manner to a metal carrier or pallet. One bonding technique used by the Company is Flexlink (TM), a patented process granted to the Company in 1993. The Company developed an enhanced version called Flexlink II(TM) in 1996.

The Company's printed circuit boards and bonded assemblies are used in a variety of telecommunications and industrial electronic applications. Many of the Company's printed circuit boards are Teflon(TM) based and are advantageous for microwave systems because of their extremely low power losses, coupled with stable, predictable electrical characteristics.

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

The Company markets its products through regional sales managers supported by independent sales organizations. The Company's base of approximately 100 customers represents a highly sophisticated group of purchasers.

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

One of the most widely recognized high frequency wireless communication systems in commercial use is the cellular telephone. Cellular systems operate at the lower end of the microwave spectrum and use Teflon(TM) based printed circuit boards and bonded assemblies in power amplifier base stations. Approximately 90%, 94% and 64% of the Company's revenues in 2001, 2000, and 1999, respectively, were related to the cellular telephone industry.

Customers and Marketing

The Company's customers include microwave system manufacturers with sophisticated technologies and industrial electronic manufacturers. The Company currently services a customer base of approximately 100.

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

The Company markets its products through regional sales managers supported by approximately 20 independent sales organizations, which are paid a commission to represent the Company. International sales of the Company's products have accounted for less than 5% of revenues in each of 2001, 2000 and 1999.

In 2001, Lucent, Honeywell and Spectrian accounted for 90%, 2% and 2%, respectively, of the Company's revenues. In 2000, Lucent, Honeywell and Spectrian accounted for 91%, 0% and 2%, respectively, of the Company's revenues. In 1999, Lucent, Honeywell and Spectrian accounted for 36%, 0% and 13%, respectively, of the Company's revenues. On September 1, 2001, Lucent transitioned a segment of their manufacturing operations at Columbus, Ohio to Celestica. Celestica is based in Toronto, Canada. On September 1, 2001 Lucent also transferred most of their open purchase orders with the Company to Celestica. In 2001, Lucent's revenue also includes revenue shipments to Celestica. Beginning in 2002, the Company will report these revenues separately. The loss of, or a substantial reduction in or change in the mix of orders from, Lucent would have a material adverse effect on the Company's results of operations and financial condition. The Company continues vigorously to pursue a strategy of being a source to a broader base of customers and intends to seek to be one of a few key suppliers rather than the sole supplier.

As of December 31, 2001, the Company had an order backlog of approximately $3,755,000 compared to $26,761,000 at December 31, 2000. Nearly all of the Company's backlog is subject to cancellation or postponement without significant penalty. The backlog at December 31, 2001 does not include expected revenues for Virtual Manufacturing Contracts. Accordingly, the Company does not believe that this backlog is necessarily indicative of the Company's future results of operations or prospects.

Products and Production

The Company manufactures high performance printed circuit boards and also bonds microwave related printed circuit boards to metal carriers or pallets using a variety of bonding techniques including a Company patented process called Flexlink II(TM). The use of Teflon(TM) in the manufacturing of printed circuit boards is demanding. This is so because Teflon(TM) is a thermo-plastic which, in a cured state, exhibits a high coefficient of thermal expansion and polymeric molecular cross-linking which makes plating circuitry difficult. Manufacturing microwave-related circuit boards requires tolerances measured in ten thousandths of an inch. Despite these manufacturing complexities, the Company realized a yield of approximately 88% in 2001 compared to 94% in 2000.

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

During 2001, one manufacturer accounted for approximately 60% of the printed circuit boards supplied to the Company. There are numerous manufacturers of printed circuits in the world today. However, a disruption of printed circuits could have an adverse affect on the Company's operation. The Company believes that its relationship with principal suppliers are good.

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

The Company does not maintain long-term purchase contracts with manufacturers and operates principally on a purchase order basis. The Company believes that it is not currently dependent on any single manufacturer. However, during 2001, one manufacturer accounted for approximately 60% of the printed circuit boards supplied to the Company. The Company believes that the loss of any one single manufacturer would not have a long-term material adverse effect on the Company because other manufacturers would be able to increase production to fulfill the Company's requirements. However, the loss of a supplier could, in the short term, adversely effect the Company's business until alternative supply arrangements were secured.

The Company's purchase orders are generally made in United States dollars in order to maintain continuity in the Company's pricing structure and to limit exposure to currency fluctuations.

Quality assurance is particularly important to the Company and its product shipments are required to satisfy quality control tests established by its internal product design and engineering department. The Company typically performs quality control inspections prior to shipment of printed circuit boards to its customers. The Company warrants most printed circuit boards to its customers with a money-back guarantee for printed circuit boards and components.

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

Based on information available to the Company, which in most cases includes an estimate of liability, legal fees and other factors, a reserve for indicated environmental liabilities has been made in the aggregate amount of approximately $50,000. The Company spent approximately $382,000 in 2001 complying with EPA regulations.

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

Employees

On December 31, 2001, the Company employed approximately 152 persons. The Company closely monitors the number of employees in response to its periodic production requirements and believes it is positioned appropriately to change the number of employees as changes in production warrant.

None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its labor relations to be very good.

Executive Officers of the Registrant

The following is a list of Company's executive officers as of December 31, 2000:


          Name                                                Age                     Position
          ----                                                ---                     --------

          Joseph A. Turek                                     44                Chairman and
                                                                                Chief Executive Officer

          Paul H. Schmitt                                     55                Secretary and Treasurer

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

Bensenville, Illinois                  Administrative                 13,000           June 30, 2002
                                                                                       (Subject to option
                                                                                       to renew for three
                                                                                                  years)

Bensenville, Illinois                  Manufacturing                  3,000            August 31, 2002

Bensenville, Illinois                  Manufacturing                  3,000            August 31, 2002

West Chicago, Illinois                 Manufacturing                  50,000           Owned

The Company purchased the West Chicago facility in the fourth quarter of 200O and began manufacturing at that facility in the fourth quarter of 2001.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Registrant's common stock is traded on the NASDAQ Small Cap Market (trading symbol MWAV). The following table sets forth, for the calendar periods indicated, the range of the high and low last reported sales prices of the common stock from January 1, 2000 through December 31, 2001 as reported by the NASDAQ.


                                                                           Year Ended December 31
                                                             -------------------------------------------------------

                                                                         2000                          2001
                                                             -------------------------         ---------------------
                                                                Low               High          Low            High
                                                                ---               ----          ---            ----

                   First Quarter                               $ 1.63          $ 6.97         $ 6.63         $ 14.94

                   Second Quarter                                2.00            3.88           4.03            9.05

                   Third Quarter                                 2.72           13.78           3.61            7.49

                   Fourth Quarter                                6.13           15.81           3.60            5.40

As of December 31, 2001, there were approximately 700 shareholders of record owning the common stock of the Company.

The Registrant approved a two-for-one split of its common stock on October 24, 2000. The stock split was effected as a stock dividend. Stockholders of record as of the close of business on November 13, 2000, were issued a certificate representing one additional share for each share of its common stock held on the record date. The certificates were distributed on November 28, 2000.

The Company did not pay any dividends on its common stock in 2001 and intends not to pay dividends in the foreseeable future in order to reinvest its future earnings in the business.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years in the period ended December 31, 2001.

                                                                             Year Ended December 31,
                                                      ----------------------------------------------------------------------
                                                         2001           2000          1999            1998          1997
                                                         ----           ----          ----            ----          ----
 Statement of Operations Data:
    Net sales                                         $54,824,432   $57,559,962   $ 11,305,643    $13,120,054   $ 16,697,311
    Gross profit                                       10,371,594     9,888,795      1,022,662      2,433,440
                                                                                                                   2,703,768

    Operating income (loss)                             6,112,791     5,904,442     (1,106,419)       182,774     (4,360,400)
    Income (loss) before income taxes                   6,268,444     5,945,268     (1,086,391)       173,923     (4,523,648)
    Net income (loss)                                   3,796,789     3,939,962       (688,905)        18,503     (3,163,652)
    Weighted average shares                             4,536,204     4,561,957      4,535,342      6,039,626      6,088,578
    Basic earnings (loss) per share                          0.84          0.86          (0.15)          0.00          (0.52)
    Diluted shares                                      4,565,021     4,641,805      4,535,342      6,042,422      6,088,578
    Diluted earnings (loss) per share                        0.83          0.86          (0.15)          0.00          (0.52)



   Balance Sheet Data:
    Working capital                                   $ 8,384,609   $ 6,639,608   $  5,931,634    $ 5,342,657   $  5,679,330
    Total assets                                       27,297,732    32,190,957     16,368,186     15,768,374     16,692,337
    Long-term debt                                      2,743,527       166,566      1,886,799      1,990,337      2,268,028
    Stockholders' equity                               17,754,760    14,505,976     10,475,577     11,167,648     11,931,109

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Listed below are the related expenses for 2001, 2000 and 1999, as a percent of sales.

                                                                        2001                 2000                  1999
                                                                        ----                 ----                  ----
Net sales                                                              100.0%                100.0%                100.0%
Cost of goods sold                                                      81.1                  82.8                  91.0
                                                                       -----                 -----                 -----
   Gross profit                                                         18.9                  17.2                   9.0
                                                                       -----                 -----                 -----

Operating expenses:
   General and administrative                                            5.0                   4.3                  13.4
   Selling and marketing                                                 2.8                   2.7                   5.4
                                                                       -----                 -----                 -----

   Total operating expenses                                              7.8                   7.0                  18.8
                                                                       -----                 -----                 -----

Operating income (loss)                                                 11.1                  10.2                  (9.8)

Interest income (expense) - net                                         (0.5)                 (0.4)                 (0.0)
Rental income                                                            0.3                   0.4                   1.4
Insurance settlement                                                     0.0                   0.1                   0.0
Gain (loss) on disposal of equipment                                     0.5                   0.0                  (1.2)
                                                                       -----                 -----                 -----
   Total other income (expense)                                          0.3                   0.1                   0.2
                                                                       -----                 -----                 -----

Income (loss) before income taxes                                       11.4                  10.3                  (9.6)

Income tax expense (benefit)                                             4.5                   3.5                  (3.5)
                                                                       -----                 -----                 -----

Net income (loss)                                                        6.9%                  6.8%                 (6.1)%
                                                                       =====                 =====                 =====

COMPARISON OF 2001 AND 2000

Net Sales

Net sales for 2001 decreased 5% to $54.8 million from $57.6 million in 2000. The small decrease in net sales is related to the telecommunication industry as a whole, which saw demands reduced by up to 50% from 2000 requirements. The Company was able to offset the decrease in demand for telecommunication related products by promoting its "Virtual Manufacturing business model" and entering into the industrial electronics market. Virtual Manufacturing allows the Company to increase its manufacturing capabilities without the brick and mortar by using global suppliers to manufacture all types of high quality printed circuits at much lower costs than domestic suppliers like M~Wave, Inc. The Company developed sub-contracting relationships in 2000 and 2001 with global suppliers to create a "Virtual Manufacturing" business. The Company begins the process by manufacturing prototype and pre-production printed circuits at our wholly-owned subsidiary, Poly Circuits. Then as our customer requirements develop into higher volumes we broaden our capability by sub-contracting printed circuits to our global partners while adding value to our customers for this service. Added value can be in the form of supply chain management, bonding, plating or inventory control. Virtual Manufacturing allows the Company to build a product pipeline for our customers to handle more of their printed circuit requirements without the brick and mortar. The Company has signed contracts with five new virtual manufacturing customers. Virtual manufacturing accounted for approximately 90% of the Company's net sales for 2001 and 76% of the Company's net sales in 2000.

The Company's three largest customers; Lucent, Honeywell and Spectrian, accounted for 94% of the Company's net sales in 2001 compared to 95% in 2000. Net sales to Lucent related business decreased by $2,836,000 to $49,374,000 in 2001. On September 1, 2001, Lucent transitioned a segment of their manufacturing operations at Columbus, Ohio to Celestica. Celestica is based in Toronto, Canada. On September 1, 2001 Lucent also transferred most of their open purchase orders with the Company to Celestica. In 2001, Lucent's revenue also includes revenue shipments to Celestica. Beginning in 2002, the Company will report these revenues separately.

Gross Profit and Cost of Goods Sold

Gross profit increased $482,000 in 2001 from $9.9 million in 2000 to $10.4 million in 2001. Gross margin increased to approximately 19% in 2001 from approximately 17% in 2000. The increase in gross profit is a result of improved margins and the Company's decision to enter into the industrial electronics market.

During 2001, one manufacturer accounted for approximately 60% of the printed circuit boards supplied to the Company. The Company has a total reserve for inventory obsolescence of $2,027,000; substantially related to specific inventory. The inventory obsolescence reserve requires the use of estimates. The Company believes the techniques and assumptions used in establishing the reserve is appropriate. Please see Financial Statement Schedules on page 39.

Operating Expenses

General and administrative expenses were $2,722,000 or 5.0% of net sales in 2001, compared to $2,458,000 or 4.3% of net sales in 2000. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were down $285,000 due to a reduction in bonus paid to administrative personnel. Depreciation expense was up $142,000 principally relating to the acquisition of the new facility in West Chicago, Illinois. The Company also recorded a reserve of $195,000 relating to the Note Receivable from Performance Interconnect as outlined in Liquidity and Capital Resources.

Selling and marketing expenses were $1,536,000 or 2.8% of net sales in 2001, compared to $1,527,000 or 2.7% of net sales in 2000. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products and the commissions paid to independent sales organizations. There was very little change in selling and marketing expenses.

Operating Income

Operating income was $6,112,000 or 11.1% of net sales in 2001, compared to $5,904,000 or 10.3% of net sales in 2000. The change in operating income can be summarized as follows:

Decrease in net sales                                             ($470,000)
Increase in gross margin                                            953,000
Increase in operating expenses                                     (275,000)
                                                                   --------
Increase in operating income                                       $208,000
                                                                   ========

Interest Income

Interest income from short-term investments was $112,000 in 2001 compared to $114,000 in 2000.

Interest Expense

Interest expense, primarily related to new borrowings for the West Chicago facility, was $425,000 in 2001 compared to $339,000 in 2000.

Rental income

Rental income, primarily relating to the P C Dynamics facility, was $176,000 in 2001 compared to $204,000 in 2000. The Company sold the P C Dynamics facility in the fourth quarter of 2001.

Insurance Settlement

The Company recorded a one-time gain of $62,000 in 2000 relating to the fire at the PC Dynamics facility in 1994.

Gain on disposal of fixed assets

The Company recorded a gain of $291,000 in 2001 relating to the sale of the P C Dynamics facility in the fourth quarter of 2001.

Income Taxes

The Company had an effective tax rate of 39.4% in 2001 compared to 33.7% in 2000. The increase relates to the usage of tax credits and net operating loss carry forward in 2000.

COMPARISON OF 2000 AND 1999

Net Sales

Net sales for 2000 increased 409% to $57.6 million from $11.3 million in 1999. The increase in net sales is directly related to "Virtual Manufacturing." Virtual Manufacturing allows the Company to increase its manufacturing capabilities without the brick and mortar by using global suppliers to manufacture all types of high quality printed circuits at much lower costs. The Company has developed sub-contracting relationships in 2000 with global suppliers to create a "Virtual Manufacturing" business. The Company begins the process by manufacturing prototype and pre-production printed circuits at our wholly-owned subsidiary, Poly Circuits. Then as our customer requirements develop into higher volumes we broaden our capability by sub-contracting printed circuits to our global partners while adding value to our customers for this service. Added value can be in the form of supply chain management, bonding, plating or inventory control. Virtual Manufacturing allows us to build a product pipeline for our customers to handle more of their printed circuit requirements without the brick and mortar. Virtual manufacturing, which began in 2000, accounted for approximately 76% of the Company's net sales for 2000.

The Company's three largest customers accounted for 95% of the Company's net sales in 2000 compared to 64% in 1999. Net sales to Lucent, its largest customer, increased by $48,097,000 to $52,210,000.

Gross Profit and Cost of Goods Sold

Gross profit increased $8.9 million in 2000 from $1.0 million in 1999 to $9.9 million in 2000. Gross margin increased to approximately 17% in 2000 from approximately 9% in 1999. The increase in gross profit is a result of increased sales and efficiencies and the Company's decision to adopt Virtual Manufacturing.

During 2000, one manufacturer accounted for approximately 67% of the printed circuit boards supplied to the Company. The Company also recorded a charge of $1,890,000 for inventory obsolescence relating to a portion of the inventory on hand that is at end of product life cycle. The Company now had a total reserve for inventory obsolescence of $2,027,000. The inventory obsolescence reserve requires the use of estimates. The Company believes the techniques and assumptions used in establishing the reserve is appropriate. Please see Financial Statement Schedules on page 38.

Operating Expenses

General and administrative expenses were $2,458,000 or 4.3% of net sales in 2000, compared to $1,519,000 or 13.4% of net sales in 1999. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were up $375,000 due to additional employees and bonus paid to administrative personnel. Professional fees were up $290,000 principally relating to environmental matters with the new facility in West Chicago, Illinois. The Company also recorded a reserve of $447,000 relating to the Note Receivable from Performance Interconnect as outlined in Liquidity and Capital Resources.

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

Operating Income

Operating income was $5,904,000 or 10.3% of net sales in 2000, compared to an operating loss of ($1,106,000) or 9.8% of net sales in 1999. The change in operating income can be summarized as follows:

Increase in net sales                                            $4,184,000
Increase in gross margin                                          4,682,000
Increase in operating expenses                                   (1,856,000)
                                                                 ----------
Increase in operating income                                     $7,010,000
                                                                 ==========

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

Income Taxes

The Company had an effective tax rate of 33.7% in 2000, and an effective tax rate of 36.6% in 1999. The decrease relates to the usage of tax credits and net operating carry forwards from previous year in 2000.

Liquidity and Capital Resources

Net cash provided (used) by operations was $11,410,000, $(5,673,000) and ($1,918,000) in 2001, 2000 and 1999, respectively. Inventories decreased $7,296,000 at year ended December 31, 2001, due to lower sales revenue in the fourth quarter of 2001 compared to sales revenue in the fourth quarter of 2000. Accounts receivable was down $3,549,000 due to decreased sales in the fourth quarter of 2001 compared to the fourth quarter of 2000. Days of sales outstanding is at 58 days, 45 days and 54 days at December 31, 2001, 2000 and 1999, respectively. Depreciation and amortization in 2001 was $1,367,000, up $308,000 due to the capital equipment purchased for the new facility in West Chicago, Illinois. Accounts Payable was down $3,404,000 due mainly to decreased purchases in the fourth quarter of 2001 compared to the fourth quarter of 2000. Purchases of property, plant and equipment were $7,558,000, $2,421,000, and $474,000 in 2001, 2000 and 1999, respectively. The Company purchased a new facility in 2000 at a cost of approximately $1,600,000. Capital expenditures relating to the new West Chicago Facility were $6,374,000 in 2001. The Company plans to spend approximately $3,000,000 in 2002 on capital expenditures mainly relating to the new facility in West Chicago. The expenditures were partially financed through borrowings of approximately $3,955,000 and cash provided by operations.

On November 13, 2001, the Company sold its facility located in Frisco, Texas. The Company received $2,388,000 from the sale of the facility. $1,445,000 was used to satisfy the debt associated with the facility and $943,000 was used to reduce credit line debt at the time of the sale.

The Company completed financing of $8,100,000 from the Illinois Development Finance Authority's 2001 maximum limit on tax-exempt private activity bonds to finance its facility in West Chicago, Illinois on July 26, 2001. The bond replaced approximately $2,865,000 of credit line debt, which had an interest rate of 6% at the time. The interest on the bond is set weekly: the current rate for the week ending February 22, 2002 was approximately 1.55%. The outstanding balance as December 31, 2001 was $3,955,000. The term of the loan is 20 years with the first payment of $1,320,000 due in July 2002. The Company has been making monthly sinking fund payments of $120,000 per the terms of the agreement. The Company also entered into a five-year agreement on September 4, 2001 with American National Bank and Trust Company of Chicago hedging $4,000,000 of the Industrial Bond Debt at a 4.24% rate of interest.

The Company has an installment loan of $167,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate (4.75% at December 31, 2001). The loan is payable in monthly installments of principal and interest and is due October 2004.

The Company has a line of credit from American National Bank and Trust Company of Chicago which provides for a maximum borrowings of $10,000,000 based on 80% of eligible account receivables and 50% on eligible inventory to fund the working capital needs of the Company. Interest is at Prime (4.75% at December 31, 2001) plus 1/2%. The agreement expires May 31, 2002 and is renewable annually at the mutual consent of the Company and the lender. There was no outstanding balance under the line of credit at December 31, 2001.

On December 18, 1998, the Company repurchased 1,563,928 shares of its common stock owned by First Chicago Equity Corporation ("FCEC") and its affiliates. The aggregate consideration paid by the Company consisted of $781,964 plus warrants to purchase up to 1,563,928 shares of the Company's common stock with an exercise price of $0.50 per share (increasing by $0.025 per share each anniversary date of the warrants). The warrants are exercisable only if the Company engages in an extraordinary transaction (e.g., a merger, a consolidation, combination or dissolution) within five years of the issue date of the warrants.

As of December 31, 2001, the Company has $4,122,000 of debt and $2,707,000 of cash and cash equivalents. The Company has $4,145,000 of financing available from the tax-exempt bond with Illinois Development Finance Authority. The Company also has a line of credit from American National Bank and Trust Company of Chicago which provides for a maximum borrowings of $10,000,000 based on 80% of eligible account receivables and 50% on eligible inventory to fund the working capital needs of the Company. Management believes that funds generated from operations, coupled with the Company's cash balance and its capacity for debt will be sufficient to fund current business operations.

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

This agreement was amended in the third quarter of 1999 whereas the Company agreed to revise the payment schedule for Promissory Note I from 9 equal monthly installments to 30 equal monthly installments in return for not pursuing the purchase of the facility in Texas. The Company has collected $133,000 through December 31, 2000. The royalty agreement was also revised to $500,000 payable in equal monthly installments of $25,000 until paid. The Company has collected $145,000 through December 31, 2000.

On November 8, 2001, Performance Interconnect (PIC) exercised its right and purchased the facility located in Frisco, Texas per the terms of the agreement dated March 25, 1999. The Company also amended the Promissory Note with Performance Interconnect whereas PIC agreed to pay the Company $711,649 in 29 equal monthly installments of principal and interest (prime plus 1%) of $10,140.69 commencing December 15, 2001 with the entire unpaid balance of principal and interest due May 15, 2004. As of December 31, 2001, the Company collected approximately $20,000 per the terms of the new agreement.

Inflation

Management believes inflation has not had a material effect on the Company's operation or on its financial position.

New Accounting Pronouncements

Statement of Financial Accounting Standard No. 141 "Business Combinations." This new statement should have no material effect on the Company.

Statement of Financial Accounting Standard 142 "Goodwill and other Intangible Assets." This new statement should have no material effect on the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions," for the disposal of a segment of a business. The Company plans to adopt SFAS No. 144 at January 1, 2002, and has determined that adoption will not have a material effect on its results of operations or financial position.

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

The Company's ability to grow may be affected by various factors, many of which are not within the Company's control, including competition and the telecommunications industry. This growth has placed, and is expected to continue to place, significant demands on all aspects of the Company's business. Including its administrative, technical and financial personnel and systems. The company's future operating results will substantially depend on the ability of its officers and key employees to manage such anticipated growth, to attract and retain additional highly qualified management, technical and financial personnel, and to implement and/or improve its technical, administrative, financial control and reporting systems.

Item 7A.  Quantitative and Qualitative Disclosures  about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Consolidated financial statements and the related notes for each of the three years in the period ended December 31, 2001 are filed in response to this Item pursuant to Item 14.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this Item with respect to Executive Officers of the Company is set forth in Part I, Item 4 and is incorporated herein by this reference. Information required by this Item with respect to members of the Board of Directors of the Company will be contained in the Proxy Statement for the Annual Meeting of Stockholders (the "2002 Proxy Statement"), and is incorporated herein by this reference.

Item 11.  Executive Compensation

Information required by this Item will be contained in the 2002 Proxy Statement and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this Item will be contained in the 2002 Proxy Statement and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

Information required by this Item will be contained in the 2002 Proxy Statement and is incorporated herein by this reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1.  Financial Statements

                                                                                    Page in the
                                                                                     Form 10-K
                                                                                     ---------
           Independent Certified Public Accountants Report                               23

           Consolidated Balance Sheets

              December 31, 2001 and 2000                                                 24


           Consolidated Statements of Operations

              Years Ended December 31, 2001, 2000 and 1999                               25

           Consolidated Statements of Stockholders' Equity

              Years Ended December 31, 2001, 2000 and 1999                               26

           Consolidated Statements of Cash Flows

              Years Ended December 31, 2001, 2000 and 1999                            27-28

           Notes to Consolidated Financial Statements                                 29-37

           Selected Quarterly Financial Data (Unaudited)                                 38

           Subsidiaries                                                                  43

(a)   2.  Financial Statement Schedules

           Allowance for Doubtful Accounts                                               39
           Inventory Obsolescence                                                        39

(a)   3.  Exhibits


             The exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACOUNTANTS

    Board of Directors
    M~Wave, Inc.

    We have audited the accompanying consolidated balance sheets of M~Wave, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the management of M~Wave, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M~Wave, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II of M~Wave, Inc.,and subsidiaries for the years ended December 31, 2001, 2000 and 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therin.

    GRANT THORNTON LLP


    Chicago, Illinois
    January 25, 2002

M~WAVE, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

ASSETS                                                                                2001                  2000
                                                                                      ----                  ----
CURRENT ASSETS:
  Cash and cash equivalents                                                        $2,102,784           $ 1,230,999
  Accounts receivable, net of allowance
     for doubtful accounts:
     2001 - $100,000; 2000 - $10,000                                                8,829,686            12,378,766
   Inventories                                                                      1,564,008             8,859,795
  Deferred income taxes                                                             1,313,644             1,118,242
  Prepaid expenses and other assets                                                   105,613                47,688
  Restricted cash                                                                     604,489                     0
                                                                                  -----------           -----------

    Total current assets                                                           14,520,224            23,635,490
PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements                                                  7,219,799             6,488,057
    Machinery and equipment                                                        13,062,860             8,731,449
                                                                                  -----------           -----------
    Total property, plant and equipment                                            20,282,659            15,219,506
  Less accumulated depreciation                                                     7,836,882             6,914,345
                                                                                  -----------           -----------
    Property, plant and equipment - net                                            12,445,777             8,305,161
NOTE RECEIVABLE                                                                             0               195,391
OTHER ASSETS                                                                          331,731                54,915
                                                                                  -----------           ----------
TOTAL                                                                             $27,297,732           $32,190,957
                                                                                  ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                               $  3,112,370           $ 6,516,541
  Accrued expenses                                                                  1,491,547             1,603,474
  Accrued income taxes                                                                152,931               146,287
  Current line of credit                                                                    0             5,500,000
  Current portion of long-term debt                                                 1,378,767             3,229,580
                                                                                  -----------           -----------
    Total current liabilities                                                       6,135,615            16,995,882

DEFERRED INCOME TAXES                                                                 663,830               522,593
LONG-TERM DEBT                                                                      2,743,527               166,506
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 1,000,000
    shares; no shares issued                                                                0                     0
  Common stock, $.005 par value; authorized, 10,000,000
    shares;  6,179,112 shares issued and 4,456,294
    shares outstanding at December 31, 2001, 6,179,112
     shares issued and 4,572,184 shares outstanding at
     December 31, 2000                                                                 30,895               30,895
  Additional paid-in capital                                                        8,439,072             8,349,072
  Retained earnings                                                                11,512,072             7,715,283
  Treasury stock, 1,606,928 shares at cost, 1,722,815 at
        December 31, 2001 and 1,606,928 at December 31,2000                       (2,227,279)           (1,679,274)
                                                                                  -----------           -----------
     Total stockholders' equity                                                    17,754,760            14,505,976
                                                                                  -----------           -----------
TOTAL                                                                             $27,297,732           $32,190,957
                                                                                  ===========           ===========

See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                            2001                   2000                    1999
                                                                            ----                   ----                    ----
NET SALES                                                              $ 54,824,432            $ 57,559,962            $ 11,305,643
COST OF GOODS SOLD                                                       44,452,838              47,671,167              10,282,981
                                                                       ------------            ------------            ------------
  Gross profit                                                           10,371,594               9,888,795               1,022,662

OPERATING EXPENSES:
  General and administrative                                              2,722,392               2,457,677               1,519,006
  Selling and marketing                                                   1,536,411               1,526,676                 610,075
                                                                       ------------            ------------            ------------
    Total operating expenses                                              4,258,803               3,984,353               2,129,081
                                                                       ------------            ------------            ------------

  Operating income (loss)                                                 6,112,791               5,904,442              (1,106,419)

OTHER INCOME (EXPENSE):
  Interest income                                                           112,392                 114,173                 205,871
  Interest expense                                                         (424,661)               (339,312)               (211,759)
  Rental income                                                             176,800                 204,000                 161,000
  Insurance settlement                                                            0                  61,965                       0
  Gain (loss) on disposal of equipment                                      291,122                       0                (135,084)
                                                                       ------------            ------------            ------------
    Total other income (expense), net                                       155,653                  40,826                  20,028
                                                                       ------------            ------------            ------------

INCOME (LOSS) BEFORE INCOME TAXES                                         6,268,444               5,945,268              (1,086,391)

  Income tax expense (benefit)                                            2,471,655               2,005,306                (397,486)
                                                                       ------------            ------------            ------------

NET INCOME (LOSS)                                                      $  3,796,789            $  3,939,962            $   (688,905)
                                                                       ============            ============            ============

 Weighted average shares outstanding                                      4,536,204               4,561,957               4,535,342
                                                                       ============            ============            ============

BASIC EARNINGS (LOSS) PER SHARE                                        $       0.84            $       0.86            $      (0.15)
                                                                       ============            ============            ============

Diluted shares outstanding                                                4,565,021               4,641,805               4,535,342
                                                                       ============            ============            ============

DILUTED EARNINGS (LOSS) PER SHARE                                      $       0.83            $       0.85            $      (0.15)
                                                                       ============            ============            ============


See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                Additional                                                 Total
                                                   Common        Paid-in          Retained           Treasury          Stockholders'
                                                   Stock         Capital          Earnings            Stock               Equity
BALANCE
  JANUARY 1, 1999                                 $30,698       $8,348,832       $ 4,464,226        $(1,676,108)       $ 11,167,648
                                                  =======       ==========       ===========        ===========        ============


Treasury stock purchased:
  3,000 shares                                          0                0                 0             (3,166)             (3,166)

  Net loss                                              0                0          (688,905)                 0            (688,905)
                                                  -------       ----------       -----------        -----------        ------------

BALANCE
  DECEMBER 31,1999                                $30,698       $8,348,832       $ 3,775,321        $(1,679,274)       $ 10,475,577
                                                  =======       ==========       ===========        ===========        ============

Common stock issued:
  Stock options (39,500 shares)                       197           90,240                 0                  0              90,437

Net income                                              0                0         3,939,962                  0           3,939,962
                                                  -------       ----------       -----------        -----------        ------------

BALANCE
  DECEMBER 31,2000                                $30,895       $8,439,072       $ 7,715,283        $(1,679,274)       $ 14,505,976
                                                  =======       ==========       ===========        ===========        ============

Treasury stock purchased:
  115,887 shares                                        0                0                 0           (548,005)           (548,005)

Net income                                              0                0         3,796,789                  0           3,796,789
                                                  -------       ----------       -----------        -----------        ------------

BALANCE
DECEMBER 31,2001                                  $30,895       $8,439,072       $ 11,512,072 $      (2,227,279)       $ 17,754,760
                                                  =======       ==========       ===========        ===========        ============


See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                        2001            2000           1999
                                                        ----            ----           ----
Cash flows from:
OPERATING ACTIVITIES:
  Net income (loss)                                 $  3,796,789    $ 3,939,962    $  (688,905)
    (Gain) loss on disposal of equipment                (291,122)             0        135,084
Depreciation and amortization                          1,367,276      1,058,657      1,008,216
     Reserve for notes receivable                        195,391        450,000              0
     Deferred income taxes                               (54,165)      (190,982)      (397,486)

    Changes in assets and liabilities:
        Accounts receivable                            3,549,080     (9,858,696)    (1,362,463)
        Inventories                                    7,295,787     (6,829,378)    (1,220,475)
        Prepaid expenses and other assets               (334,741)       (25,946)        10,109
        Restricted cash                                 (604,489)             0              0
        Accounts payable                              (3,404,171)     4,542,474        656,522
        Accrued expenses                                (111,927)     1,095,018        (58,757)
        Income taxes                                       6,664        146,287              0
                                                    ------------    -----------    -----------

           Net cash flows provided by (used in)
             operating activities                     11,410,352     (5,672,604)    (1,918,155)
                                                    ------------    -----------    -----------

Cash flows from:
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment           (7,558,146)    (2,421,443)      (473,803)
  Proceeds on sale of fixed assets                             0              0          4,619
  Purchase of treasury stock                            (548,005)             0         (3,166)
  Collection of notes receivable                               0              0        421,113
  Proceeds from the sale of PC Dynamics property,
    plant and equipment                                2,341,376              0        581,965
  Proceeds from sale of PC Dynamics net working
    capital and other                                          0              0        311,354
                                                    ------------    -----------    -----------
           Net cash flows (used in) provided by
           investing activities                       (5,764,775)    (2,421,443)       542,082
                                                    ------------    -----------    -----------

Cash flows from:
FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options             0         90,437              0
  Credit line debt                                      (5,500,000)     5,500,000              0
  Proceeds from long-term debt                           3,955,859      1,509,286        293,834
  Repayment of long-term debt                           (3,229,651)      (361,562)      (343,413)
                                                       -----------    -----------    -----------
          Net cash flows (used in) provided by
          financing activities                          (4,773,792)     6,738,161        (49,579)
                                                       -----------    -----------    -----------


NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                               871,785     (1,355,886)    (1,125,652)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                      1,230,999      2,586,885      3,712,537
                                                       -----------    -----------    -----------
  End of year                                          $ 2,102,784    $ 1,230,999    $ 2,586,885
                                                       ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

                                                           2001           2000           1999
                                                           ----           ----           ----
  Cash paid during the year for:

   Interest                                            $   424,661    $   339,312    $   211,759
   Income tax payments                                  (2,520,133)    (2,050,000)             0


   See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.    ORGANIZATION AND OPERATIONS

      M~Wave, Inc. ("M~Wave"), a Delaware corporation, was formed on January 31, 1992. On January 31, 1992, Poly Circuits, Inc. ("Poly Circuits") became a wholly owned subsidiary of M~Wave through an exchange in which the former stockholders of Poly Circuits received 100 shares of M~Wave common stock for each outstanding share of Poly Circuits.

      M~Wave, Inc. has two wholly owned subsidiaries, Poly Circuits, Inc. and PC Dynamics Corporation. M~Wave, Inc., currently operating through its wholly-owned subsidiary Poly Circuits, Inc. (the "Company"), is a value-added service provider of high performance printed circuit boards used in a variety of telecommunications applications for wireless and internet communications and digital applications. M~Wave satisfies its customers needs for high performance printed circuit boards by using its 50,000 square foot state-of-the-art facility located in West Chicago, Illinois and by outsourcing and coordinating the manufacture of such boards by unaffiliated manufacturers located primarily in the Far East ("Virtual Manufacturing")

2.    SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Principles of Consolidation -- The consolidated financial statements include the accounts of M~Wave and its wholly owned subsidiaries. Significant intercompany transactions and account balances have been eliminated.

      Revenue Recognition -- The Company recognizes revenue when product is shipped to customers. The Company recognizes revenue for Consignment inventory products when the Customer uses the Consigned inventory.

      Cash and Cash Equivalents -- Cash and cash equivalents comprise cash in banks and highly liquid investments that are both readily convertible to known amounts of cash or purchased with a maturity of three months or less.

      Inventories -- Inventories are carried at the lower of first-in, first-out
      (FIFO) cost or market. Substantially all the Company's inventories are work-in-process.

      Restricted Cash -- In connection with the Industrial Revenue Bond the Company is required to make monthly sinking fund payments of $120,000 per month. Beginning July 2002, and continuing each July thereafter, the balance in the sinking fund is disbursed to the bondholders.

      Derivative Instruments -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was later amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and by statement No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" (collectively, "SFAS No., 133"). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivatives and whether they qualify for hedging accounting. The Company has adopted SFAS No. 133 as of January 1, 2001. Adoption of SFAS No. 133 is recorded as a cumulative effect of a change in accounting principles and would not result in restatement of previously issued financial statements. However, the effect of adoption of SFAS No. 133 was not material.

      The Company has entered into a $4,000,000 interest rate swap agreement as a means of managing its interest rate exposure under its Industrial Revenue Bond. The agreement has the effect of converting the variable rate to a fixed rate. Net amounts paid or received are reflected as adjustments to interest expense.

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

      New Accounting Adoption - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions," for the disposal of a segment of a business. The Company plans to adopt SFAS No. 144 at January 1, 2002, and has determined that adoption will not have a material effect on its results of operations of financial position upon adoption.

      Basis of Presentation - Certain prior year amounts have been reclassified to conform with the 2001 presentation.

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

      On November 8, 2001, Performance Interconnect (PIC) exercised its right and purchased the facility located in Frisco, Texas per the terms of the agreement dated March 25, 1999. The Company also amended the Promissory Note with Performance Interconnect whereas PIC agreed to pay the Company $711,649 in 29 equal monthly installments of principal and interest (prime plus 1%) of $10,140.69 commencing December 15, 2001 with the entire unpaid balance of principal and interest due May 15, 2004. As of December 31, 2001, the Company collected approximately $20,000 per the terms of the new agreement.

4.   ACCRUED EXPENSES

      Accrued expenses at December 31, 2001 and 200 were comprised of:

                                                       2001               2000
                                                       ----               ----
Salaries and wages                                 $  684,205         $  687,862
Commissions                                           115,187            330,243
Professional fees                                     206,713            175,178
Property and other taxes                              164,030             87,515
Other                                                 321,412            322,676
                                                   ----------         ----------
Total accrued expenses                             $1,491,547         $1,603,474
                                                   ==========         ==========

5.    DEBT

      The Company has a bank credit agreement which includes a revolving line of credit and the mortgage loan described below.

      Line of credit availability is based on 80% of eligible accounts receivable and 50% of eligible inventory, with a borrowing limit of $10,000,000. Interest is at the prime rate (4.75% at December 31, 2001) plus 1/2%. The agreement expires May 31, 2002 and is renewable annually at the mutual consent of the Company and the lender. The outstanding balance under the line at December 31, 2001 and 2000 was $0 and $5,500,000, respectively.

      Long-term debt is comprised of the following at December 31, 2001 and 2000:


                                                                                 2001           2000
                                                                                -----           ----
Mortgage notes payable, 1/2% over prime rate,
payable in monthly principal installments of
approximately $25,000 paid November 2001,
collateralized by PC Dynamics facility                                         $        0     $1,661,527

Land acquisition note, at the prime rate, for the
purpose of financing the acquisition of certain
property in West Chicago, Illinois.  Collaterized by
certain assets.  Interest is due monthly.  The Note
was paid in November, 2001                                                              0      1,509,286

Industrial Revenue Bond, for the purpose of
financing property, machinery and equipment
located in West Chicago, Illinois.  The term is
20 years with the first payment due July, 2002                                  3,955,788              0

Installment note, collateralized by certain fixed
assets, at the prime rate, payable in monthly
principal installments of approximately $4,900
due October 31, 2004                                                              166,506        225,273
                                                                               ----------     ----------
                                                                                4,122,294      3,396,086

Less current portion                                                            1,378,767      3,229,580
                                                                               ----------     ----------
Total long-term debt                                                           $2,743,527     $  166,506
                                                                               ==========     ==========

      Scheduled future maturities of long-term debt are as follows at December 31, 2001:

           2002                                                       $1,378,767
           2003                                                        1,378,767
           2004                                                        1,364,760
                                                                      ----------
                                                                      $4,122,294
                                                                      ==========

      On July 26, 2001, the Company signed an agreement with the Illinois Development Finance Authority to borrow up to a maximum $8,100,000 to finance its facility in West Chicago, Illinois. Borrowings can be disbursed, in accordance with the agreement, to the Company for up to three years. Interest is set on a weekly basis, based upon the interest rates of comparable tax-exempt bonds under prevailing market conditions. The interest rate at December 31, 2001 was 2%. The term of the bond is 20 years with the first payment of $1,320,000 due in July 2002.

      The terms of the Company's long-term bank debt represent the borrowing rates currently available to the Company; accordingly, the fair value of this debt approximates its carrying amount.

      Revolving credit borrowings and the mortgage notes are cross-defaulted and cross-collateralized. The credit agreement, as amended May 15, 2001 requires the Company to maintain a stipulated amount of tangible net worth and cash flow coverage ratio, as defined. The Company was in compliance with the covenants at December 31, 2001.

6.    INCOME TAXES

       The provision (benefit) for income taxes consists of:

                                                                                  2001            2000             1999
                                                                                  ----            ----             ----
         Current                                                             $ 2,525,820      $ 2,196,288      $         0
         Deferred                                                                (54,165)        (190,982)        (397,486)
                                                                             -----------      -----------      -----------

         Total                                                               $ 2,471,655      $ 2,005,306      $  (397,486)
                                                                             ===========      ===========      ===========

      The primary components comprising the net deferred tax assets (liabilities) are as follows:

                                                                                  2001            2000             1999
                                                                                  ----            ----             ----
      Deferred tax assets
         Impairment and amortization of goodwill                             $         0      $         0      $   485,451
         Receivable reserves                                                     368,544          117,000           24,595
         Inventory reserves                                                      790,623          790,623          103,917
         Accrued expenses and other                                              154,477          210,619           68,364
         Tax credits and loss carryforwards                                            0                0          974,064
                                                                             -----------      -----------      -----------
               Deferred tax assets                                             1,313,644        1,118,242        1,656,391

      Valuation Allowance                                                              0                0          (90,000)

      Deferred tax liabilities

         Depreciation                                                           (543,961)        (522,593)      (1,161,724)
         Prepaid bond costs                                                     (119,869)               0                0
                                                                             -----------      -----------      -----------
           Deferred tax                                                         (663,830)        (522,893)      (1,161,724)
                                                                             -----------      -----------      -----------
        Net deferred tax asset                                               $   649,814      $   595,649      $   404,667
                                                                             ===========      ===========      ===========

      The effective tax rate differs from the Federal statutory tax rate for the following reasons:

                                                                                    2001             2000           1999
                                                                                    ----             ----           ----
Federal statutory rate                                                              34.0%            34.0%          34.0%
State income taxes, net of Federal benefit                                           2.5              2.5            2.5
Other adjustments                                                                    2.9             (2.8)           0.1
                                                                                    ----             ----           ----
Effective rate                                                                      39.4%            33.7%          36.6%
                                                                                    ====             ====           =====

  7.  SIGNIFICANT CUSTOMERS AND SUPPLIERS

      The percentages of net sales attributable to major customers by year were as follows:

                                                            2001              2000             1999
                                                            ----              ----             ----
        Customer A                                          90%               91%              36%
        Customer B                                           2                 0                0
        Customer C                                           2                 2               13

      The loss of, or a substantial reduction in or change in the mix of orders from, any one of the Company's major customers could have a material adverse effect on the Company's results of operations and financial condition.

      Approximately 90%, 94% and 64% of the Company's revenues in 2001, 2000 and 1999 respectively, were related to the cellular telephone industry.

      During 2001, the largest single component of the Company's cost of goods sold was purchased printed circuit boards that accounted for approximately 29% of net sales and one manufacturer accounted for approximately 60% of the purchased printed circuit boards. In 2000, the largest single component of the Company's cost of goods sold was purchased printed circuit boards that accounted for approximately 29% of net sales and one manufacturer accounted for approximately 67% of the purchased printed circuit boards.

      During 2001, 2000 and 1999, one manufacturer accounted for approximately 54%, 41% and 41%, respectively, of the Teflon-based laminates ("Teflon based laminate") supplied to the Company. Teflon based laminate is a significant cost component of the Company's cost of goods sold representing approximately 3.6%, 4.3%, and 18.0% of net sales during 2001, 2000 and 1999, respectively. There are only four U. S. manufacturers of Teflon based laminate. Any disruption or termination of these sources of Teflon based laminate could adversely affect the Company's operations.

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

      The exercise price of each non-qualified stock option granted to employees of the Company under the Stock Option Plan must equal at least 80% of the fair market value of the underlying shares of common stock on the date of the grant, and the maximum term of such an option may not exceed 10 years. For all options granted to date, except for 150,000 options granted in 1995 and 420,000 shares granted in 1998, exercise price has equaled fair market value at the date of grant, the term of the option has been 10 years, and the options vest as to 25% on each of the first four anniversary dates of the grant. Exercise prices, as a percentage of fair market value at date of grant, on 150,000 options granted in 1995 are 110% as to 50,000 options, 120% as to 50,000 options and 130% as to 50,000 options. These options vest as to 33 1/3% on December 31, 1995, December 31, 1996, December 31, 1997 and the term is ten years. Exercise prices for the 420,000 shares granted in 1998 are 100,000 shares at $2.75, 140,000 at $6.10 and 180,000 shares at $8.80. These options vest at 40% on May 1, 1998, 35% on May 1, 1999 and 25% on May 1, 2000, and the term is ten years.

      Stock option activity under the Plan was as follows:


                                             Number of Shares       Weighted Average
                                               Under Option          Exercise Price
                                               ------------          --------------

Balance, January 1, 1999                         725,500               $    4.04
                                                --------               ---------

Granted                                           20,000                    0.66

Forfeited                                       (470,000)                   3.60

Exercised                                              0                       0
                                                --------               ---------

Balance, December 31, 1999                       275,500               $    5.30

Granted                                           20,000                   13.78

Forfeited                                        (20,000)                   0.66

Exercised                                        (39,500)                  (2.29)
                                                --------               ---------

Balance, December 31, 2000                       236,000               $    6.92

Granted                                          235,000                    7.50

Forfeited                                       (69,375)                    7.44

Exercised                                             0                        0
                                                --------               ---------

Balance, December 31, 2001                      401,625                $    7.17

      Exercisable at year-end:

          1999                                  255,500                 $   5.66
          2000                                  216,000                     4.40
          2001                                  221,000                     6.45

      The weighted average exercise price of the options granted in 2001 were $7.50. The weighted average exercise price of the options granted in 2000 were $13.78. The weighted average exercise prices of the options granted in 1999 were $0.66. The range of exercise prices of the 401,625 options outstanding at December 31, 2001 is $1.63 to $13.78 and the weighted average remaining contractual life is 6 years. At December 31, 2001, 1,098,375 shares were available for grant.

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

                                                      2001           2000           1999
                                                      ----           ----           ----
Net income(loss)
   As reported                                 $   3,796,789   $   3,939,962   $  (688,905)
   Pro forma                                       3,567,112       3,895,958      (958,875)

Basic net income (loss) per share
   As reported
        Basic                                  $       0.84    $        0.86   $     (0.16)
        Diluted                                        0.78             0.85         (0.16)

   Pro forma

        Basic                                          0.84             0.85         (0.22)
        Diluted                                        0.78             0.84         (0.22)


Options outstanding and exercisable at December 31, 2001, by price range:

                                                       Outstanding
                                        ---------------------------------------
       Range of                         Weighted average                                      Exercisable
                                                                                   -----------------------------
       exercise                             Remaining          Weighted average                 Weighted average
        prices             Shares       contractual life        exercise price       shares       exercise price
        ------             ------       ----------------        --------------       ------       --------------
      $ 1.62 to 3.50       46,000             1.0                  $ 2.44             46,000           $ 2.44
        3.51 to 7.35      130,000             4.2                    7.04            120,000             7.05
        7.36 to 7.97      185,625             7.7                    7.58             50,000             7.97
       7.98 to 14.00       40,000             8.5                   11.08              5,000            13.78
                          -------                                                    -------
                          401,625                                                    221,000

      The weighted average fair value of options granted in 2001, and 2000 was $7.50 and $13.78, respectively, and was estimated at the grant date using the Black-Scholes options pricing model with the following weighted average assumptions: expected volatility of 136% and 128%, respectively: risk free interest rate of 4.92% and 5.98%, respectively; expected life of 10 and 10 years respectively; and no dividend yield.

10.   EMPLOYEE BENEFIT PLAN

      The Company maintains a defined contribution retirement plan covering substantially all full-time employees. The plan allows for employees to defer up to 15% of their pretax annual compensation, as defined in the plan. The Company will match up to 25% of the first 4% of base compensation that a participant contributes. The Company matching contributions were $17,967, $15,711 and $11,655 for 2001, 2000 and 1999.
      Additionally, the Company may contribute discretionary amounts. The Company discretionary contribution for 2001 was $104,531. There were no discretionary contributions for 2000 and 1999.

11.   LEASE COMMITMENTS

      The Company rents manufacturing and administrative space under operating leases. Rent expense under these leases for the years ended December 31, 2001, 2000 and 1999 was $100,200, $96,000, and $82,090, respectively.

      Future minimum annual lease commitments at December 31, 2001 are as follows:

      Year
      ----
      2002                                      $  98,800

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

      * * * * * *

M~WAVE, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below is a summary of the Company's unaudited quarterly results for each quarter during 2001 and 2000. In management's opinion, these results have been prepared on the same basis as the audited financial statements contained elsewhere herein and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods when read in conjunction with the financial statements and notes thereto.

                                                                                      Three Months Ended

                                                          --------------------------------------------------------------------------
                                                           March 31,             June 30,          September 30,        December 31,
                                                            2001                   2001                2001                2001
                                                            ----                   ----                ----                ----
Net sales                                                $22,526,120           $15,448,962           $8,611,111           $8,238,239
Gross profit                                               4,937,066             2,345,481            1,676,584            1,412,463
Net income                                                 2,075,975               772,623              478,865              469,326
Weighted average shares                                    4,572,184             4,572,184            4,544,689            4,456,932
Basic earnings per share                                        0.45                  0.17                 0.11                 0.11
Diluted shares                                             4,651,423             4,600,895            4,570,031            4,456,932
Diluted earnings per share                                      0.45                  0.17                 0.10                 0.11

                                                                                      Three Months Ended
                                                          --------------------------------------------------------------------------
                                                            March 31,           June 30,            September 30,       December 31,
                                                              2000                2000                  2000                2000
                                                              ----                ----                  ----                ----
Net sales                                                 $5,372,185           $11,973,913           $18,122,341         $22,091,523
Gross profit                                                 773,949             2,432,699             3,076,036           3,606,111
Net income                                                   167,519               758,367             1,193,935           1,820,141
Weighted average shares                                    4,546,053             4,553,869             4,558,524           4,572,184
Basic earnings per share                                        0.04                  0.17                  0.26                0.40
Diluted shares                                             4,546,053             4,553,869             4,558,524           4,572,184
Diluted earnings per share                                      0.04                  0.17                  0.26                0.40

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

                                   Schedule II

                          M~Wave, Inc. and Subsidiaries

                Schedule II - Reserve for Inventory Obsolescence

              For the years ended December 31, 2000, 1999 and 1998

                                                  Balance at       Charged to                       Balance at
              Year                               Beginning of      costs and                         end of
              ----                                 period           expenses       Deductions         period
                                                    ------         ----------      ----------       ----------
              2001                               $2,027,000       $  758,290        $758,290        $2,027,000
              2000                                  137,000        1,890,000               0         2,027,000
              1999                                  246,000                0         109,000           137,000

                          M~Wave, Inc. and Subsidiaries
                  Schedule II - Allowance for Doubtful Accounts
              For the years ended December 31, 2000, 1999 and 1998

                                                  Balance at       Charged to                       Balance at
              Year                               Beginning of      costs and                         end of
              ----                                 period           expenses       Deductions         period
                                                    ------         ----------      ----------       ----------
              2001                                  $100,000      $         0              $0       $100,000
              2000                                    10,000           90,000               0       $100,000
              1999                                    10,000                0               0         10,000

             (a) Accounts charged off as uncollectable, less recovery

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    M~WAVE, Inc.
                                                    By:  /s/  Joseph A. Turek
                                                        ------------------------
                                                        Joseph A. Turek
                                                        Chairman of the Board,
                                                        Chief Executive Officer
                                                        March 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Joseph A. Turek                                /s/  Gregory E. Meyer
----------------------------------                  ---------------------
Joseph A. Turek                                     Gregory E. Meyer
Director                                             Director
March 15, 2002                                       March 15, 2002


/s/  Lavern D. Kramer                                /s/  Gary  Castagna
----------------------------------                   -------------------
Lavern D. Kramer                                     Gary Costagna
Director                                             Director
March 15, 2002                                       March 15, 2002


/s/  Paul H. Schmitt                                /s/  Don Lepore
----------------------------------                  ---------------
Paul H. Schmitt                                     Don Lepore
Treasurer and Secretary                              Director
(Principal Accounting and                            March 15, 2002
Financial Officer)
March 15, 2002

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

  10.10               Stock Purchase Agreement dated December 18, 1998 by and between the
                      Company and First Chicago Equity Corporation.                                      *******

  10.11               Stock Purchase Agreement dated December 18, 1998 by and between
                      the Company and Cross Creek Partners II.                                           *******

  10.12               Warrant dated December 18, 1998 issued to First Chicago Equity                     *******

  10.13               Warrant dated December 18, 1998 issued to Cross Creek Partners II                  *******

  10.14               Employment Agreement dated January 29, 2001 between
                      the Company and Joseph A. Turek                                                   ********

  10.15               Employment Agreement dated January 29, 2001 between
                      the Company and Paul H. Schmitt
                                                                                                        ********
  10.16               Employment Agreement dated January 29, 2001 between
                      the Company and Mark Anderson                                                     ********

  10.17               Employment Agreement dated January 29, 2001 between
                      the Company and Dan Gosselin                                                      ********

10.18               Employment Agreement dated January 29, 2001 between
                      the Company and Richard Golden                                                    ********

10.19               Employment Agreement dated June 2, 2001 between the
                    Company and Robert Duke                                                          *********

10.20               Loan Agreement dated July 1, 2001 between the Illinois
                    Development Finance Authority and the Company                                    *********

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

        ******** Incorporated herein by reference to the applicable exhibit report to the Registrants quarterly report on form 10-Q for the quarter ended March 31, 2001.

        ********* Incorporated herein by reference to the applicable exhibit report to the Registrants quarterly report on form 10-Q for the quarter ended June 30, 2001