Form 10-Q
period 2002-03-31
M WAVE INC
filed 2002-05-06
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 2002                 Commission File No. 0-19944
------------------------------------                 ---------------------------



                                  M~WAVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                              36-3809819
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S.  Employer
 Incorporation or organization)                              identification No.)


216 Evergreen Street, Bensenville, Illinois                         60106
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number including area code:              (630) 860-9542
                                                                ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---      ---

The registrant has 4,476,297 shares of common stock outstanding at May 2, 2002.

                                  M~WAVE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                          DECEMBER 31         MARCH 31
                                                                             2001               2002
                                                                         ------------       ------------
                            ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .....................................      $  2,102,784       $  3,044,595
    Accounts receivable, net of allowance for doubtful accounts,
     2001- $100,000: 2002- $100,000 ...............................         8,829,686          6,633,669
    Inventories ...................................................         1,564,008          2,928,758
    Refundable income taxes .......................................                 0            139,271
    Deferred income taxes .........................................         1,313,644          1,150,390
    Prepaid expenses and other ....................................           105,613             95,507
    Restricted cash ...............................................           604,489            969,638
                                                                         ------------       ------------
        Total current assets ......................................        14,520,224         14,961,828
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements ..............................         7,219,799          7,594,397
    Machinery and equipment .......................................        13,062,860         13,890,213
                                                                         ------------       ------------
        Total property, plant and equipment .......................        20,282,659         21,484,610
    Less accumulated depreciation and amortization ................        (7,836,882)        (8,214,882)
                                                                         ------------       ------------
        Property, plant and equipment-net .........................        12,445,777         13,269,728
OTHER ASSETS ......................................................           331,731            308,979
                                                                         ------------       ------------
TOTAL .............................................................      $ 27,297,732       $ 28,540,535
                                                                         ============       ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ..............................................      $  3,112,370       $  3,935,340
    Accrued expenses ..............................................         1,491,547          1,181,889
    Accrued income taxes ..........................................           152,931                  0
    Current portion of long-term debt .............................         1,378,767          1,378,767
                                                                         ------------       ------------
        Total current liabilities .................................         6,135,615          6,495,996

DEFERRED INCOME TAXES .............................................           663,830            500,576
LONG-TERM DEBT ....................................................         2,743,527          3,445,926
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued ....................................                 0                  0
    Common stock, $.01 par value; authorized, 10,000,000 shares
      6,179,112 shares issued and 4,456,294 shares outstanding
      at December 31, 2001 and March 31, 2002 .....................            30,895             30,895
    Additional paid-in capital ....................................         8,439,072          8,439,072
    Retained earnings .............................................        11,512,072         11,855,349
    Treasury stock, at cost, 1,606,928 shares, at December 31, 2001
     and March 31, 2002 ...........................................        (2,227,279)        (2,227,279)
                                                                         ------------       ------------
        Total stockholders' equity ................................        17,754,760         18,067,142
                                                                         ------------       ------------
TOTAL .............................................................      $ 27,297,732       $ 28,509,640
                                                                         ============       ============

                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                  Three months ended March 31,
                                               --------------------------------
                                                   2001                 2002
                                               ------------        ------------

Net sales ..............................       $ 22,526,120        $  8,313,754
Cost of goods sold .....................         17,589,054           6,697,973
                                               ------------        ------------
  Gross profit .........................          4,937,066           1,615,781

Operating expenses:
  General and administrative ...........            885,247             593,276
  Selling and marketing ................            471,029             482,058
                                               ------------        ------------
    Total operating expenses ...........          1,356,276           1,075,334
                                               ------------        ------------

  Operating income .....................          3,580,790             540,447

Other income (expense):
  Interest income ......................             19,335              62,893
  Interest expense .....................           (217,958)            (42,265)
  Rental income ........................             51,000                   0
                                               ------------        ------------
    Total other income (expense) .......           (147,623)             20,628
                                               ------------        ------------

    Income before income  taxes ........          3,433,167             561,075

Provision for income taxes .............          1,357,192             217,798
                                               ------------        ------------

Net income .............................       $  2,075,975        $    343,277
                                               ============        ============

Weighted average shares outstanding ....          4,572,184           4,456,294

Basic earnings per share ...............       $       0.45        $       0.08



                 See notes to consolidated financial statements.

                                  M~WAVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                Three months ended March 31,
                                                                               -----------------------------
                                                                                  2001              2002
                                                                               -----------       -----------
OPERATING ACTIVITIES:
  Net income ...............................................................    $ 2,075,975       $   343,277
  Adjustments to reconcile net income to net cash flows
    from operating activities:
      Depreciation and amortization ........................................    $   398,490       $   378,000
    Changes in assets and liabilities:
      Accounts receivable-trade ............................................    $ 1,948,279       $ 2,196,017
      Inventories ..........................................................    $ 2,030,895       $(1,364,750)
      Income taxes .........................................................    $ 1,297,192       $  (292,202)
      Prepaid expenses and other assets ....................................    $   (60,686)      $    32,858
      Restricted cash ......................................................    $         0       $  (365,149)
      Accounts payable .....................................................    $  (976,107)      $   822,970
      Accrued expenses .....................................................    $    81,410       $  (309,658)
                                                                                -----------       -----------
         Net cash flows provided by operating activities ...................    $ 6,795,448       $ 1,441,363
                                                                                -----------       -----------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment ................................    $(1,557,974)      $(1,201,951)
                                                                                -----------       -----------
         Net cash flows used in investing activities .......................    $(1,557,974)      $(1,201,951)
                                                                                -----------       -----------

FINANCING ACTIVITIES:
  Long term debt ...........................................................    $         0       $   717,090
  Payments on short and long term debt .....................................    $(2,884,710)      $   (14,691)
                                                                                -----------       -----------
         Net cash flows used in (provided by) financing activities..........    $(2,884,710)      $   702,399
                                                                                -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................    $ 2,352,764       $   941,811

CASH AND CASH EQUIVALENTS - Beginning of period ............................    $ 1,230,999       $ 2,102,784
                                                                                -----------       -----------
CASH AND CASH EQUIVALENTS - End of period ..................................    $ 3,583,763       $ 3,044,595
                                                                                ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest ...............................    $   217,958       $    42,226
    Income tax refunds/ (payments) .........................................    $         0       $   510,000

                See notes to consolidated financial statements.

                                   M~WAVE,Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 3.   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001 filed March 28, 2002.

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

      The Company added new levels of capacity in 2001 with the addition of its new facility in West Chicago, Illinois. The new state-of-the-art 50,000 square foot facility in West Chicago enables the Company to provide quick-turn prototypes to customers and to manufacture pre-production printed circuit boards for specific customer application. These process capabilities are an essential part of the Virtual Manufacturing process and the Company's ability to attract new customers.

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

      M~wave was incorporated in Delaware in January 1992 in connection with a 100 for 1 share exchange with the former stockholders of poly Circuits, Inc. the Company's executive offices are located at 216 Evergreen Street, Bensenville, Illinois, 60106, and its telephone number is (630) 860-9542.

      INVENTORIES

      Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Substantially all the Company's inventories are in work in process.

 4.   DEBT

      The Company has an installment loan of $152,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

      On July 26, 2001, the Company signed an agreement with the Illinois Development Finance Authority to borrow up to a maximum $8,100,000 to finance its facility in West Chicago, Illinois. Borrowings can be disbursed, in accordance with the agreement, to the Company for up to three years. Interest is set on a weekly basis, based upon the interest rates of comparable tax-exempt bonds under prevailing market conditions. The interest rate at March 31, 2002 was 1.65%. The term of the bond is 20 years with the first payment of $1,320,000 due in July 2002. Through March 31, 2002 the Company has financed $4,673,000.

      Revolving credit borrowings and the mortgage notes are cross-defaulted and cross-collateralized. The credit agreement, as amended May 15, 2001 requires the Company to maintain a stipulated amount of tangible net worth and cash flow coverage ratio, as defined. The covenants were waived at March 31, 2002.

      The Company has a $10,000,000 line of credit available based on 80% of the eligible accounts receivable and 50% of eligible inventory to fund the working capital needs of the Company. Interest is at the prime rate (4.75% at March 31, 2002) plus 1/2%. The agreement expires May 15, 2002 and is renewable annually at the mutual consent of the Company and the lender. The outstanding balance under the line of credit at March 31, 2002 was $0. The Company believes the agreement will be renewed.

 5.   LITIGATION

      The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED MARCH 31, 2002 COMPARED TO THE QUARTER ENDED MARCH 31, 2001

NET SALES

     Net sales were $8,314,000 for the first quarter ended March 31, 2002, a decrease of $14,212,000 or 63% below the first quarter of 2001. The decrease in net sales is directly related to a drop in demand. Virtual Manufacturing accounted for approximately $6,450,000 of net sales in the first quarter of 2002 compared to $21,080,000 of net sales in the first quarter of 2001.

     Net sales to Lucent were $19,598,000 in the first quarter of 2001 compared to $0 in the first quarter of 2002. Net sales to Celestica were $5,588,000 in the first quarter of 2002 compared to $917,000 in the first quarter of 2001. On September 1, 2001, Lucent transitioned a segment of their manufacturing operations at Columbus, Ohio to Celestica. Celestica is based in Toronto, Canada. On September 1, 2001, Lucent also transferred most of their open purchase orders with the Company to Celestica.

     Celestica accounted for 67% of the Company's net sales for the first quarter ended March 31, 2002 compared to 1% in the first quarter of 2001. Lucent accounted for 87% of the Company's net sales for the first quarter ended March 31, 2001. Spectrian accounted for 9% of the Company's net sales for the first quarter ended March 31, 2002 compared to 1% in the first quarter of 2001. Westell, a new Virtual Manufacturing customer, accounted for 8% of the Company's net sales for the first quarter ended March 31, 2002.

GROSS PROFIT AND COST OF GOODS SOLD

     The Company's gross profit for the first quarter of 2002 was $1,616,000 compared to $4,937,000 for the first quarter of 2001. The decrease in gross profit is a result of the reduction in net sales. Gross Margin decreased to approximately 19% in the first quarter of 2002 from approximately 21% in the first quarter of 2001. The Company enjoys improved efficiencies at higher sales levels.

OPERATING EXPENSES

     General and administrative expenses were $593,000 or 7.1% of net sales in the first quarter of 2002 compared to $885,000 or 3.9% of net sales in the first quarter of 2001. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were down $240,000 due to a reduction in the bonus award. Professional services, which include legal and auditing fees, were down $49,000.

     Selling and marketing expenses were $482,000 or 5.8% of net sales in the first quarter of 2002 compared to $471,000 or 2.1% of net sales in the first quarter of 2001. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations were down $145,000. Payroll related expenses were up $131,000 with the addition of four regional sales managers and support staff.

OPERATING INCOME

     Operating income was $540,000 or 6.5% of net sales in the first quarter of 2002 compared to an operating income of $3,581,000 or 15.9% of net sales in the first quarter of 2001, a decrease of $3,040,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

Decrease in net sales                                  ($3,114,000)
Decrease in gross margin                                  (206,000)
Increase in operating expenses                             280,000
                                                       -----------

Decrease in operating income                           ($3,040,000)

INTEREST INCOME

     Interest income from short-term investments was $63,000 in the first quarter of 2002 compared to $19,000 in the first quarter of 2001. Rental income from the P C Dynamics facility was $51,000 in the first quarter of 2001. The Company sold the P C Dynamics facility in the fourth quarter of 2001.

INTEREST EXPENSE

     Interest expense, primarily related to the Industrial Revenue Bond was $42,000 in the first quarter of 2002 compared to $218,000 in the first quarter of 2001. The Company had a mortgage obligation on the P C Dynamics facility in the first quarter of 2001.

INCOME TAXES

     In the first quarter of 2002, the Company had an effective tax rate of 38.8% compared to 39.5% in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows provided by operations was $1,441,000 for the three months ended March 31, 2002 compared to providing $6,795,000 for the first three months of 2001. Accounts receivables decreased $2,196,000. Inventories increased $1,365,000. Accounts payable increased $823,000. Depreciation and amortization was $378,000.

     Capital expenditures mainly relating to the new West Chicago facility were $1,202,000 for the three months ended March 31, 2002. The Company plans to spend approximately $3,000,000 in 2002 on capital expenditures mainly relating to the West Chicago facility. The capital expenditures will be financed partially through the Industrial Revenue Bond.

     The Company has an installment loan of $152,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

     The Company completed financing of $8,100,000 from the Illinois Development Finance Authority's 2001 maximum limit on tax-exempt private activity bonds to finance its facility in West Chicago, Illinois on July 26, 2001. The bond replaced approximately $2,865,000 of credit line debt, which had an interest rate of 6% at the time. The interest on the bond is set weekly: the current rate for the week ending March 31, 2002 was approximately 1.65%. The outstanding balance as March 31, 2002 was $4,673,000. The term of the loan is 20 years with the first payment of $1,320,000 due in July 2002. The Company has been making monthly sinking fund payments of $120,000 per the terms of the agreement. The Company also entered into a five-year agreement on September 4, 2001 with American National Bank and Trust Company of Chicago hedging $4,000,000 of the Industrial Bond Debt at a 4.24% rate of interest.

     The terms of the Company's long-term bank debt represent the borrowing rates currently available to the Company; accordingly, the fair value of this debt approximates its carrying amount.

     The Company has a $10,000,000 line of credit available based on 80% of the eligible accounts receivable and 50% of eligible inventory to fund the working capital needs of the Company. Interest is at the prime rate (4.75% at March 31, 2002) plus 1/2%. The agreement expires May 15, 2002 and is renewable annually at the mutual consent of the Company and the lender. The outstanding balance under the line of credit at March 31, 2002 was $0. The Company believes the agreement will be renewed.

     As of March 31, 2002, the Company has $4,825,000 of debt and $3,045,000 of cash and cash equivalents. Management believes that funds generated from operations, coupled with the Company's cash and investment balances and its capacity for debt will be sufficient to fund current business operations.

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

                                                            M~WAVE,INC.

Date: May 2, 2002                             /s/   PAUL H. SCHMITT
                                              -------------------------
                                                    Paul H. Schmitt
                                                Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
  NO.                                     DESCRIPTION
-------         -------------------------------------------------------------
                       None