Form 10-Q
period 2002-06-30
M WAVE INC
filed 2002-08-13
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 2002                  Commission File No. 0-19944
-----------------------------------                  ---------------------------



                                  M~WAVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                             36-3809819
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                             identification No.)


216 Evergreen Street, Bensenville, Illinois                        60106
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number including area code:                (630) 860-9542
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

Yes   X    No
    -----

The registrant has 4,443,294 shares of common stock outstanding at August 2, 2002.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                  M~WAVE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                        DECEMBER 31         JUNE 30
                                                                           2001              2002
                                                                        ------------      ------------
                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .....................................     $  2,102,784      $  2,110,741
    Accounts receivable, net of allowance for doubtful accounts,
     2001- $100,000: 2002- $100,000 ...............................        8,829,686         6,626,762
    Inventories ...................................................        1,564,008         2,824,078
    Refundable income taxes .......................................                0           853,707
    Deferred income taxes .........................................        1,313,644         1,313,644
    Prepaid expenses and other ....................................          105,613            60,192
    Restricted cash ...............................................          604,489         1,336,469
                                                                        ------------      ------------
        Total current assets ......................................       14,520,224        15,125,593
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements ..............................        7,219,799         7,662,591
    Machinery and equipment .......................................       13,062,860        14,632,716
                                                                        ------------      ------------
        Total property, plant and equipment .......................       20,282,659        22,295,307
    Less accumulated depreciation .................................       (7,836,882)       (8,592,880)
                                                                        ------------      ------------
        Property, plant and equipment-net .........................       12,445,777        13,702,427
OTHER ASSETS ......................................................          331,731           286,209
                                                                        ------------      ------------
TOTAL .............................................................     $ 27,297,732      $ 29,114,229
                                                                        ============      ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ..............................................     $  3,112,370      $  3,861,359
    Accrued expenses ..............................................        1,491,547           995,085
    Accrued income taxes ..........................................          152,931                 0
    Current portion of long-term debt .............................        1,378,767         1,378,767
                                                                        ------------      ------------
        Total current liabilities .................................        6,135,615         6,235,211

DEFERRED INCOME TAXES .............................................          663,830           663,830
LONG-TERM DEBT ....................................................        2,743,527         4,166,273
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued ....................................                0                 0
    Common stock, $.01 par value; authorized, 10,000,000 shares
      6,179,112 shares issued and 4,456,294 shares outstanding
      at December 31, 2001, 6,179,112 shares issued and 4,443,294
      shares outstanding at June 30, 2002 .........................           30,895            30,895
    Additional paid-in capital ....................................        8,439,072         8,439,072
    Retained earnings .............................................       11,512,072        11,864,118
    Treasury stock, at cost, 1,722,815 shares, at December 31, 2001
     and 1,735,815 shares at June 30, 2002 ........................       (2,227,279)       (2,285,170)
                                                                        ------------      ------------
        Total stockholders' equity ................................       17,754,760        18,048,915
                                                                        ------------      ------------
TOTAL .............................................................     $ 27,297,732      $ 29,114,229
                                                                        ============      ============

                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                          Three months ended June 30,
                                        ------------------------------
                                            2001              2002
                                        ------------      ------------

Net sales .........................     $ 15,448,962      $  7,296,369
Cost of goods sold ................       13,103,481         6,376,368
                                        ------------      ------------
  Gross profit ....................        2,345,481           920,001

Operating expenses:
  General and administrative ......          580,087           539,545
  Selling and marketing ...........          457,304           351,245
                                        ------------      ------------
    Total operating expenses ......        1,037,391           890,790
                                        ------------      ------------

  Operating income ................        1,308,090            29,211

Other income (expense):
  Interest income .................            8,000            43,880
  Interest expense ................          (89,354)          (58,759)
  Rental income ...................           51,000                 0
                                        ------------      ------------
    Total other (expense) .........          (30,354)          (14,879)
                                        ------------      ------------

    Income before income taxes ....        1,277,736            14,332

Provision for income taxes ........          505,113             5,563
                                        ------------      ------------

Net income ........................     $    772,623      $      8,769
                                        ============      ============

Weighted average shares outstanding        4,572,184         4,448,746

Basic earnings per share ..........     $       0.17      $       0.00

Diluted shares outstanding ........        4,600,895         4,467,731

Diluted earnings per share ........     $       0.17      $       0.00


                 See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   Six months ended June 30,
                                               --------------------------------
                                                   2001                2002
                                               ------------        ------------

Net sales ..............................       $ 37,975,082        $ 15,610,123
Cost of goods sold .....................         30,692,535          13,074,341
                                               ------------        ------------
  Gross profit .........................          7,282,547           2,535,782

Operating expenses:
  General and administrative ...........          1,465,334           1,132,821
  Selling and marketing ................            928,333             833,303
                                               ------------        ------------
    Total operating expenses ...........          2,393,667           1,966,124
                                               ------------        ------------

  Operating income .....................          4,888,880             569,658

Other income (expense):
  Interest income ......................             27,335             106,774
  Interest expense .....................           (307,312)           (101,024)
  Rental income ........................            102,000                   0
                                               ------------        ------------
    Total other income (expense) .......           (177,977)              5,750
                                               ------------        ------------

    Income before income  taxes ........          4,710,903             575,408

Provision for income taxes .............          1,862,305             223,362
                                               ------------        ------------

Net income .............................       $  2,848,598        $    352,046
                                               ============        ============

Weighted average shares outstanding ....          4,572,184           4,452,499

Basic earnings per share ...............       $       0.62        $       0.08

Diluted shares outstanding .............          4,622,937           4,477,879

Diluted earnings per share .............       $       0.62        $       0.08


                 See notes to consolidated financial statements.

                                  M~WAVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Six months ended June 30,
                                                             ----------------------------
                                                                 2001             2002
                                                             -----------      -----------
OPERATING ACTIVITIES:
  Net income ...........................................     $ 2,848,598      $   352,046
  Adjustments to reconcile net income to net cash flows
    from operating activities:
      Depreciation and amortization ....................         796,980          756,000
      Deferred income taxes ............................         315,061                0
    Changes in assets and liabilities:
      Accounts receivable-trade ........................      (3,728,218)       2,202,924
      Inventories ......................................       6,356,501       (1,260,070)
      Income taxes .....................................        (759,732)      (1,006,638)
      Prepaid expenses and other assets ................         (19,328)          90,941
      Restricted cash ..................................               0         (731,980)
      Accounts payable .................................      (1,430,656)         748,989
      Accrued expenses .................................          77,810         (496,462)
                                                             -----------      -----------
         Net cash flows provided by operating activities       4,457,016          655,750
                                                             -----------      -----------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment ............      (3,562,609)      (2,012,648)
                                                             -----------      -----------
         Net cash flows used in investing activities ...      (3,562,609)      (2,012,648)

FINANCING ACTIVITIES:
  Long term debt .......................................         132,224        1,465,262
  Payments on short and long term debt .................      (1,408,024)         (42,516)
  Purchase treasury stock ..............................               0          (57,891)
                                                             -----------      -----------
         Net cash flows used in financing activities ...      (1,275,800)       1,364,855
                                                             -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...        (381,393)           7,957

CASH AND CASH EQUIVALENTS - Beginning of period ........     $ 1,230,999      $ 2,102,784
                                                             -----------      -----------
CASH AND CASH EQUIVALENTS - End of period ..............     $   849,606      $ 2,110,741
                                                             ===========      ===========

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

2.   BUSINESS

          M~Wave, Inc. through its wholly owned subsidiary Poly Circuits, Inc., is a value-added service provider of high performance printed circuit boards used in a variety of digital and high frequency applications for wireless and industrial electronics applications. M~Wave satisfies its customers requirements for wireless and industrial electronics applications by using its 50,000 square foot state-of-the-art prototype and small volume facility located in West Chicago, Illinois and by outsourcing and coordinating the manufacture of such boards by a global base of suppliers located primarily in the Far East ("Virtual Manufacturing"). Virtual Manufacturing contractually supplies all the printed circuit needs of our customers by managing the complete procurement process. We deliver products when the customer needs them through either consignment inventory control or just-in-time programs.

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

3.   INVENTORIES

          Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Substantially all the Company's inventories are in work in process. The Company provides a reserve for slow moving and obsolete inventory. During the second quarter, the Company negotiated a settlement for previously reserved inventory not expected to be recovered.

4.   DEBT

          The Company has an installment loan of $137,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

          On July 26, 2001, the Company signed an agreement with the Illinois Development Finance Authority to borrow up to a maximum $8,100,000 to finance its facility in West Chicago, Illinois. Borrowings can be disbursed, in accordance with the agreement, to the Company for up to three years. Interest is set on a weekly basis, based upon the interest rates of comparable tax-exempt bonds under prevailing market conditions. The interest rate at June 30, 2002 was 1.55%. The term of the bond is 20 years with the first payment of $1,320,000 due in July 2002. Through June 30, 2002 the Company borrowed $5,408,000. The first payment, by the Company was made in July 2002. The Company also borrowed an additional $688,000 in July 2002. The total amount now borrowed is $4,776,000.

          The Company had a line of credit agreement, which expired on May 15, 2002. The Company is currently negotiating to renew or replace the line of credit.

5.   LITIGATION

          The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED JUNE 30, 2002 COMPARED TO THE QUARTER ENDED JUNE 30, 2001

NET SALES

     Net sales were $7,296,000 for the quarter ended June 30, 2002, a decrease of $8,153,000 or 53% below the second quarter of 2001. The decrease in net sales is directly related to a drop in demand in the telecom industry. Virtual Manufacturing accounted for approximately $2,907,000 of net sales in the second quarter of 2002 compared to $13,890,000 of net sales in the second quarter of 2001. The second quarter of 2002 also included two non-recurring events that boosted sales by $3,600,000. These events were the result of the end of life of several products we produced for Lucent and the shipment of inventory we were holding for Westell. Had these events not occurred, the net sales for the second quarter of 2002 would have been approximately $3,696,000.

     Net sales to Lucent were $13,321,000 in the second quarter of 2001 compared to $2,502,000 in the second quarter of 2002. Net sales to Celestica were $526,000 in the second quarter of 2002 compared to $529,000 in the second quarter of 2001. On September 1, 2001, Lucent transitioned a segment of their manufacturing operations at Columbus, Ohio to Celestica. Celestica is based in Toronto, Canada. On September 1, 2001, Lucent also transferred most of their open purchase orders with the Company to Celestica.

     Lucent accounted for 34% of the Company's net sales in the second quarter ended June 30, 2002 compared to 86% in the second quarter of 2001. Celestica accounted for 7% of the Company's net sales for the second quarter ended June 30, 2002 compared to 3% in the second quarter of 2001. Westell, a new Virtual Manufacturing customer, accounted for 42% of the Company's net sales for the second quarter ended June 30, 2002.

     GROSS PROFIT AND COST OF GOODS SOLD

     The Company's gross profit for the second quarter of 2002 was $920,000 compared to $2,345,000 for the second quarter of 2001. The decrease in gross profit is a result of the decrease in net sales and a drop in demand in the telecom industry. Gross Margin decreased to approximately 13% in the second quarter of 2002 from approximately 15% in the second quarter of 2001. The second quarter 2002 results included two non-recurring events that boosted revenue by $3,600,000 and gross margin by $2,500,000. These events were a result of the end of life of several products we produced for Lucent and shipment of inventory we were holding for Westell. Had these events not occurred, the gross profit for the second quarter would have been a loss of approximately $1,500,000.

OPERATING EXPENSES

     General and administrative expenses were $540,000 or 7.4% of net sales in the second quarter of 2002 compared to $580,000 or 3.8% of net sales in the second quarter of 2001. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were down $62,000 due to a reduction in the bonus award. Professional services, which include legal and auditing fees, were down $41,000.

     Selling and marketing expenses were $351,000 or 4.8% of net sales in the second quarter of 2002 compared to $457,000 or 3.0% of net sales in the quarter of 2001. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations were down $230,000. Payroll related expenses were up $99,000 with the addition of four regional sales managers and support staff.

OPERATING INCOME

     Operating income was $29,000 or 0.4% of net sales in the second quarter of 2002 compared to an operating income of $1,308,000 or 8.5% of net sales in the second quarter of 2001, a decrease of $1,279,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

Decrease in net sales                              ($1,238,000)

Decrease in gross margin                              (188,000)
Decrease in operating expenses                         147,000
                                                   -----------
Decrease in operating income                       ($1,279,000)

INTEREST INCOME

     Interest income from short-term investments was $44,000 in the second quarter of 2002 compared to $8,000 in the second quarter of 2001. Rental income from the P C Dynamics facility was $51,000 in the second quarter of 2001. The Company sold the P C Dynamics facility in the fourth quarter of 2001.

INTEREST EXPENSE

     Interest expense, primarily related to the Industrial Revenue Bond was $59,000 in the second quarter of 2002 compared to $89,000 in the second quarter of 2001. The Company had a mortgage obligation on the P C Dynamics facility in the second quarter of 2001.

INCOME TAXES

     In the second quarter of 2002, the Company had an effective tax rate of 38.8% compared to 39.5% in the second quarter of 2001.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

NET SALES

     Net sales were $15,610,000 for the six months ended June 30, 2002, a decrease of $22,365,000 or 59% below the first six months of 2001. The decrease in net sales is directly related to a drop in demand in the telecom industry. Virtual Manufacturing accounted for approximately $9,357,000 of net sales for the first six months of 2002 compared to $34,970,000 for the first six months of 2001. The first six months of 2002 also included two non-recurring events that boosted sales by $3,600,000. These events were the result of the end of life of several products we produced for Lucent and the shipment of inventory we were holding for Westell. Had these events not occurred, the net sales for the first six months of 2002 would have been approximately $12,010,000.

     Net sales to Lucent were $33,524,000 for the first six months of 2001 compared to $2,528,000 for the first six months of 2002. Net sales to Celestica were $6,115,000 for the first six months of 2002 compared to $1,446,000 for the first six months of 2001. On September 1, 2001, Lucent transitioned a segment of their manufacturing operations at Columbus, Ohio to Celestica. Celestica is based in Toronto, Canada. On September 1, 2001, Lucent also transferred most of their open purchase orders with the Company to Celestica.

     Celestica accounted for 39% of the Company's net sales for the first six months of 2002 compared to 4% for the first six months of 2001. Lucent accounted for 88% of the Company's net sales for the first six months of 2001. Spectrian accounted for 4% of the Company's net sales for the first six months of 2002 compared to 1% for the first six months of 2001. Westell, a new Virtual Manufacturing customer, accounted for 24% of the Company's net sales for the first six months of 2002.

GROSS PROFIT AND COST OF GOODS SOLD

     The Company's gross profit for the first six months of 2002 was $2,536,000 compared to $7,283,000 for the first six months of 2001. The decrease in gross profit is a result of the decrease in net sales and a drop in demand in the telecom industry. Gross Margin decreased to approximately 16% for the first six months of 2002 from approximately 19% for the first six months of 2001. The first six months of 2002 included two non-recurring events that boosted revenue by $3,600,000 and gross margin by $2,500,000. These events were a result of the end of life of several products we produced for Lucent and shipment of inventory we were holding for Westell. Had these events not occurred, the gross profit for the first six months would have been approximately $36,000.

OPERATING EXPENSES

     General and administrative expenses were $1,132,000 or 7.3% of net sales for the first six months of 2002 compared to $1,465,000 or 3.9% of net sales for the first six months of 2001. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were down $302,000 due to a reduction in the bonus award. Professional services, which include legal and auditing fees, were down $90,000.

     Selling and marketing expenses were $833,000 or 5.3% of net sales for the first six months of 2002 compared to $928,000 or 2.4% of net sales for the first six months of 2001. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations were down $374,000. Payroll related expenses were up $221,000 with the addition of four regional sales managers and support staff.

OPERATING INCOME

     Operating income was $570,000 or 3.6% of net sales for the first six months of 2002 compared to an operating income of $4,889,000 or 12.9% of net sales for the first six months of 2001, a decrease of $4,319,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

Decrease in net sales                               ($4,289,000)
Decrease in gross margin                               (458,000)
Decrease in operating expenses                          428,000
                                                    -----------
Decrease in operating income                        ($4,319,000)

INTEREST INCOME

     Interest income from short-term investments was $107,000 for the first six months of 2002 compared to $27,000 for the first six months of 2001. Rental income from the P C Dynamics facility was $102,000 for the first six months of 2001. The Company sold the P C Dynamics facility in the fourth quarter of 2001.

INTEREST EXPENSE

     Interest expense, primarily related to the Industrial Revenue Bond was $101,000 for the first six months of 2002 compared to $307,000 for the first six months of 2001. The Company had a mortgage obligation on the P C Dynamics facility in the first quarter of 2001.

INCOME TAXES

     For the first six months of 2002, the Company had an effective tax rate of 38.8% compared to 39.5% for the first six months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows provided by operations was $656,000 for the first six months of 2002 compared to providing $4,457,000 for the first six months of 2001. Accounts receivables decreased $2,203,000. Inventories increased $1,260,000. Accounts payable increased $749,000. Depreciation and amortization was $756,000.

     Capital expenditures mainly relating to the new West Chicago facility were $2,013,000 for the first six months of 2002. The Company plans to spend an additional $1,000,000 in the second half of 2002 on capital expenditures mainly relating to the West Chicago facility. The capital expenditures will be financed partially through the Industrial Revenue Bond.

     The Company has an installment loan of $137,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

     The Company completed financing of $8,100,000 from the Illinois Development Finance Authority's 2001 maximum limit on tax-exempt private activity bonds to finance its facility in West Chicago, Illinois on July 26, 2001. The bond replaced approximately $2,865,000 of credit line debt, which had an interest rate of 6% at the time. The interest on the bond is set weekly: the current rate for the week ending June 30, 2002 was approximately 1.55%. The outstanding balance, as June 30, 2002 was $5,408,000. The term of the loan is 20 years with the first payment of $1,320,000 due in July 2002. The Company made the first payment of $1,320,000 per the terms of the agreement. The Company also borrowed an additional amount of $688,000 in July 2002. The total amount borrowed as of July 31, 2002 is $4,776,000. The Company also entered into a five-year agreement on September 4, 2001 with American National Bank and Trust Company of Chicago hedging $4,000,000 of the Industrial Bond Debt at a 4.24% rate of interest.

         The Company's industrial bond debt documents contain a number of significant covenants that, among other things, restrict the Company's ability to dispose of assets, incur additional indebtedness, pay dividends, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and otherwise restrict corporate and business activities. In addition, the Company is required to comply with specified financial ratios and tests, including a minimum tangible net worth test, a minimum interest coverage ratio and a maximum leverage ratio. The Company's ability to continue to comply with these covenants and restrictions may be affected by events beyond the Company's control. A failure by the Company to comply with these covenants and restrictions would result in an event of default under the Company's industrial bond debt documents.

     The terms of the Company's long-term bank debt represent the borrowing rates currently available to the Company; accordingly, the fair value of this debt approximates its carrying amount.

     The Company had a line of credit agreement, which expired on May 15, 2002. The Company is currently negotiating to renew or replace the line of credit.

     The Company's ability to make scheduled principal and interest payments on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend upon its future performance, which is subject to general economic, financial, competitive and other factors that are beyond its control. The Company's ability to fund operating activities is also dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which the Company extends credit to customers and its ability to collect under such terms and its ability to access external sources of financing. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with other sources of debt fundings and issuance of additional equity securities, will be adequate to meet its anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments over the next 12 months. There can be no assurance, however, that its business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sale of assets or additional financing could be obtained.

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

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company's Annual Meeting of Stockholders was held on June 19, 2002.

(b) At the Company's Annual Meeting of Stockholders, the Stockholders reelected to the Company's Board of Directors Mr. Gregory E. Meyer. Mr. Meyer is a class I Directors and will serve a term ending upon the election of Class I Directors at the 2005 Annual Meeting of Stockholders. The aggregate number of votes cast for, against or withheld, for the election of Mr. Meyer was as follows: 4,136,705 for, 0 against and 202,867 withheld.


(c) The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. The Board is comprised of one Class I Director (Gregory E. Meyer) whose term expires at the 2005 Annual Meeting of Stockholders, two Class II Director (Joseph A. Turek and Donald A. Lepore) whose term expires at the 2003 Annual Meeting of Stockholders and two Class III Directors (Lavern D. Kramer and Gary L. Castagna) whose term expires at the 2004 Annual Meeting of Stockholders.

At the Company's Annual Meeting of Stockholders, the Stockholders ratified the appointment of Grant Thornton LLP as auditors of the Company for the 2002 calendar year. The aggregate number of votes cast for, against or withheld, for the ratification of Grant Thornton LLP as auditors was 4,328,084, 10,020 and 28,785, respectively.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     None

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             M~WAVE,INC.

Date: August 12, 2002                                   /s/ PAUL H. SCHMITT
                                                    ----------------------------
                                                            Paul H. Schmitt
                                                       Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
   NO.                                  DESCRIPTION
-------                  ------------------------------------------

                                  None