Form 10-Q
period 2002-09-30
M WAVE INC
filed 2002-11-12
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 2002             Commission File No. 0-19944
----------------------------------------             ---------------------------



                                  M~WAVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         DELAWARE                                           36-3809819
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S.  Employer
 Incorporation or organization)                         identification No.)


475 Industrial Drive, West Chicago, Illinois                   60185
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number including area code:                (630) 562-5550
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

The registrant has 4,443,294 shares of common stock outstanding at November 6, 2002.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                  M~WAVE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                           DECEMBER 31     SEPTEMBER 30
                                                                              2001             2002
                                                                           ------------    -------------
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..........................................   $  2,102,784    $  1,940,007
    Accounts receivable, net of allowance for doubtful accounts,
     2001- $100,000: 2002- $100,000 ....................................      8,829,686       2,788,744
    Inventories ........................................................      1,564,008       2,173,249
    Refundable income taxes ............................................              0       2,968,129
    Deferred income taxes ..............................................      1,313,644       1,313,644
    Prepaid expenses and other .........................................        105,613          58,383
    Restricted cash ....................................................        604,489         346,879
                                                                           ------------    ------------
        Total current assets ...........................................     14,520,224      11,589,035
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements ...................................      7,219,799       5,481,606
    Machinery and equipment ............................................     13,062,860       9,433,479
                                                                           ------------    ------------
        Total property, plant and equipment ............................     20,282,659      14,915,085
    Less accumulated depreciation ......................................     (7,836,882)     (2,530,234)
                                                                           ------------    ------------
        Property, plant and equipment-net ..............................     12,445,777      12,384,851
ASSETS TO BE DISPOSED OF, NET ..........................................              0         842,901
OTHER ASSETS ...........................................................        331,731         334,241
                                                                           ------------    ------------
TOTAL ..................................................................   $ 27,297,732    $ 25,151,028
                                                                           ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ...................................................   $  3,112,370    $  3,798,334
    Accrued expenses ...................................................      1,491,547         928,937
    Accrued income taxes ...............................................        152,931               0
    Current portion of long-term debt ..................................      1,378,767       1,378,767
                                                                           ------------    ------------
        Total current liabilities ......................................      6,135,615       6,106,038

DEFERRED INCOME TAXES ..................................................        663,830         663,830
LONG-TERM DEBT .........................................................      2,743,527       3,664,836
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued .........................................              0               0
    Common stock, $.01 par value; authorized, 10,000,000 shares
      6,179,112 shares issued and 4,456,294 shares outstanding
      at December 31, 2001, 6,179,112 shares issued and 4,443,294
      shares outstanding at September 30, 2002 .........................         30,895          30,895
    Additional paid-in capital .........................................      8,439,072       8,439,072
    Retained earnings ..................................................     11,512,072       8,531,527
    Treasury stock, at cost, 1,722,815 shares, at December 31, 2001
     and 1,735,815 shares at September 30, 2002 ........................     (2,227,279)     (2,285,170)
                                                                           ------------    ------------
        Total stockholders' equity .....................................     17,754,760      14,716,324
                                                                           ------------    ------------
TOTAL ..................................................................   $ 27,297,732    $ 25,151,028
                                                                           ============    ============



                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    Three months ended September 30,
                                                   ----------------------------------
                                                       2001                  2002
                                                   -----------           ------------
Net sales .................................        $ 8,611,111            $ 3,787,531
Cost of goods sold ........................          6,934,527              6,537,287
                                                   -----------            -----------
  Gross profit (loss) .....................          1,676,584             (2,749,756)

Operating expenses:
  General and administrative ..............            579,071                545,830
  Selling and marketing ...................            265,041                394,618
  Restructuring expense ...................                  0              1,752,108
                                                   -----------            -----------
    Total operating expenses ..............            844,112              2,692,556
                                                   -----------            -----------

  Operating income (loss) .................            832,472             (5,442,312)

Other income (expense):
  Interest income .........................             25,523                 45,817
  Interest expense ........................           (102,679)               (50,518)
  Rental income ...........................             17,000                      0
                                                   -----------            -----------
    Total other expense ...................            (60,156)                (4,701)
                                                   -----------            -----------

    Income (loss) before income taxes .....            772,316             (5,447,013)

Provision (benefit) for income taxes ......            293,451             (2,114,422)
                                                   -----------            -----------
Net income (loss) .........................        $   478,865            ($3,332,591)
                                                   ===========            ===========

Weighted average shares outstanding .......          4,544,689              4,443,294

Basic earnings (loss) per share ...........              $0.11                 ($0.75)

Diluted shares outstanding ................          4,570,031              4,443,294

Diluted earnings (loss) per share .........              $0.10                 ($0.75)


                 See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          Nine months ended September 30,
                                                         ----------------------------------
                                                             2001                 2002
                                                         ------------         ------------
Net sales ...........................................    $ 46,586,193         $ 19,397,654
Cost of goods sold ..................................      37,627,062           19,611,629
                                                         ------------         ------------
  Gross profit (loss) ...............................       8,959,131             (213,975)

Operating expenses:
  General and administrative ........................       2,044,405            1,678,651
  Selling and marketing .............................       1,193,374            1,227,920
  Restructuring expense .............................               0            1,752,108
                                                         ------------         ------------
    Total operating expenses ........................       3,237,779            4,658,679
                                                         ------------         ------------

  Operating income (loss) ...........................       5,721,352           (4,872,654)

Other income (expense):
  Interest income ...................................          52,858              152,591
  Interest expense ..................................        (409,991)            (151,542)
  Rental income .....................................         119,000
                                                         ------------         ------------
    Total other (expense) income ....................        (238,133)               1,049
                                                         ------------         ------------

    Income (loss) before income  taxes ..............       5,483,219           (4,871,605)

Provision (benefit) for income taxes ................       2,155,756           (1,891,060)
                                                         ------------         ------------

Net income (loss) ...................................    $  3,327,463         ($ 2,980,545)
                                                         ============         ============

Weighted average shares outstanding .................       4,562,918            4,449,397

Basic earnings (loss) per share .....................           $0.73               ($0.67)

Diluted shares outstanding ..........................       4,597,892            4,449,397

Diluted earnings (loss) per share ...................           $0.72               ($0.67)




                 See notes to consolidated financial statements.

                                  M~WAVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     Nine months ended September 30,
                                                                     ------------------------------
                                                                        2001              2002
                                                                     -----------       -----------
OPERATING ACTIVITIES:
  Net income (loss) ..............................................   $ 3,327,463       ($2,980,545)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Loss on disposal of property, plant and equipment ..........   $         0       $   986,108
      Depreciation and amortization ..............................     1,195,470         1,134,000
      Deferred income taxes ......................................       472,591                 0
    Changes in assets and liabilities:
      Accounts receivable-trade ..................................     1,543,471         6,040,942
      Inventories ................................................     6,349,184          (609,241)
      Income taxes ...............................................      (729,911)       (3,121,060)
      Prepaid expenses and other assets ..........................      (315,270)           44,720
      Restricted cash ............................................             0           257,610
      Accounts payable ...........................................    (3,473,278)          685,964
      Accrued expenses ...........................................      (389,255)         (562,610)
                                                                     -----------       -----------
         Net cash flows provided by operating activities .........     7,980,465         1,875,888
                                                                     -----------       -----------

INVESTING ACTIVITIES:
  Purchase property, plant and equipment .........................    (5,142,100)       (2,902,083)
                                                                     -----------       -----------
         Net cash flows used in investing activities .............    (5,142,100)       (2,902,083)

FINANCING ACTIVITIES:
  Long term debt .................................................     3,472,972         2,302,623
  Payments on short and long term debt ...........................    (5,925,297)       (1,381,314)
  Purchase treasury stock ........................................      (468,376)          (57,891)
                                                                     -----------       -----------
         Net cash flows (used in) provided by financing activities    (2,920,701)          863,418
                                                                     -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ........................       (82,336)         (162,777)

CASH AND CASH EQUIVALENTS - Beginning of period ..................   $ 1,230,999       $ 2,102,784
                                                                     -----------       -----------
CASH AND CASH EQUIVALENTS - End of period ........................   $ 1,148,663       $ 1,940,007
                                                                     ===========       ===========

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

         The Company closed its Bensenville facilities in the third quarter of 2002 and consolidated operations at its West Chicago facility. The Company recorded a one time pre-tax charge of $1,752,000 in the third quarter of 2002 relating to closing and consolidation of the Bensenville facilities into West Chicago. The third quarter 2002 results also included non-recurring events that increased gross loss by approximately $697,000.

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

         M~Wave was incorporated in Delaware in January 1992 in connection with a 100 for 1 share exchange with the former stockholders of Poly Circuits, Inc. The Company's executive offices are located at 475 Industrial Drive, West Chicago, Illinois 60185, and its telephone number is (630) 562-5550.

3.  INVENTORIES

         Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Substantially all the Company's inventories are in work in process. The Company provides a reserve for slow moving and obsolete inventory. During the second quarter of 2002, the Company negotiated a settlement for previously reserved inventory not expected to be recovered in the amount of $2,500,000.

4.  DEBT

         The Company has an installment loan of $127,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

         On July 26, 2001, the Company signed an agreement with the Illinois Development Finance Authority to borrow up to a maximum $8,100,000 to finance its facility in West Chicago, Illinois. Borrowings can be disbursed, in accordance with the agreement, to the Company for up to three years. Interest is set on a weekly basis, based upon the interest rates of comparable tax-exempt bonds under prevailing market conditions. The interest rate at September 30, 2002 was 1.99%. The term of the bond is 20 years with the first payment of $1,320,000 due and made in July 2002. Through September 30, 2002 the Company owes $4,916,000.

         The Company was in default on September 30, 2002 because of its failure to comply with the financial ratios as set forth in the Reimbursement Agreement relating to the bond. On November 8, 2002, the Company entered into a Forbearance Agreement with Bank One, N. A., formerly known as American Bank and Trust Company of Chicago, pursuant to which the Company agreed to comply with all of the terms and conditions contained in the Forbearance Agreement and the Bank agreed to forbear from the date of the agreement to December 31, 2002 from pursuing its rights under the Reimbursement Agreement (including the right to declare the bond immediately due and payable) provided the Company complies with all of the terms and conditions contained in the Forbearance Agreement. See attached exhibit 10.21.

         The Company had a line of credit agreement, which expired on May 15, 2002. The Company is currently negotiating to replace short and long-term debt.

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

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2001

NET SALES

         Net sales were $3,787,000 for the quarter ended September 30, 2002, a decrease of $4,824,000 or 56% below the third quarter of 2001. The decrease in net sales is directly related to a drop in demand in the telecom industry. Virtual Manufacturing accounted for approximately $2,812,000 of net sales or 74% in the third quarter of 2002 compared to $7,660,000 of net sales or 89% in the third quarter of 2001.

         Net sales to Lucent were $4,779,000 in the third quarter of 2001. There were no sales to Lucent during the third quarter of 2002. Net sales to Celestica were $785,000 in the third quarter of 2002 compared to $2,749,000 in the third quarter of 2001. On September 1, 2001, Lucent transitioned a segment of their manufacturing operations at Columbus, Ohio to Celestica. Celestica is based in Toronto, Canada. On September 1, 2001, Lucent also transferred most of their open purchase orders with the Company to Celestica. The reduction in net sales to Lucent and Celestica reflect the drop in demand in the telecom industry and the end of life of several product lines.

         Lucent accounted for 56% of the Company's net sales in the third quarter ended September 30, 2001. Celestica accounted for 21% of the Company's net sales for the third quarter ended September 30, 2002 compared to 32% in the third quarter of 2001. RF Power accounted for 9% of the Company's net sales in the third quarter ended September 30, 2002 compared to 1% of the Company's net sales for the third quarter ended September 30, 2001. Westell, a new Virtual Manufacturing customer, accounted for 37% of the Company's net sales for the third quarter ended September 30, 2002.

GROSS PROFIT AND COST OF GOODS SOLD

         The Company's gross loss for the third quarter of 2002 was ($2,750,000) compared to a gross profit of $1,677,000 for the third quarter of 2001. The decrease in gross profit is a result of the decrease in net sales, a drop in demand in the telecom industry and the closing and consolidation of the Bensenville facility. The closing and consolidation also allowed the Company to reduce the staff from approximately 180 employees during the second quarter to approximately 110 employees. The reduction included both hourly and salary employees. Gross Margin was negative in the third quarter of 2002 compared to approximately 20% in the third quarter of 2001. The third quarter 2002 results included non-recurring events that increased gross loss by approximately $697,000. These events were a result of the end of life of several products including products the Company supplied to Celestica. Had these events not occurred, the gross loss for the third quarter would have been a loss of approximately $2,052,000.

OPERATING EXPENSES

         General and administrative expenses were $546,000 or 14.4% of net sales in the third quarter of 2002 compared to $579,000 or 6.7% of net sales in the third quarter of 2001. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were down $33,000. Professional services, which include legal and auditing fees, were down $23,000.

         Selling and marketing expenses were $395,000 or 10.4% of net sales in the third quarter of 2002 compared to $265,000 or 3.1% of net sales in the third quarter of 2001. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations were up $19,000. Payroll related expenses were up $97,000 with the addition of regional sales managers and support staff.

         Restructuring expenses were $1,752,000 or 46.3% of sales in the third quarter of 2002. Restructuring expenses include costs associated with the closing, cleanup and disposition of the Bensenville facilities. These expenses include (1) the net write-down and disposal of approximately $986,000 of specific assets that were not required at the West Chicago facility, (2) cleanup, sale and related expenses of $680,000 for the Bensenville facilities and (3) severance payments of $86,000.

OPERATING INCOME

         Operating loss was ($5,442,000) in the third quarter of 2002 compared to an operating income of $832,000 or 9.7% of net sales in the third quarter of 2001, a decrease of $6,275,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold, operating expenses and the closing and consolidation of the Bensenville facility as discussed above. The change in operating income can be summarized as follows:

         Decrease in net sales                 ($939,000)
         Decrease in gross margin             (3,487,000)
         Increase in operating expenses       (1,849,000)
                                             -----------
         Decrease in operating income        ($6,275,000)

INTEREST INCOME

    Interest income from short-term investments was $46,000 in the third quarter of 2002 compared to $26,000 in the third quarter of 2001. Rental income from the P C Dynamics facility was $17,000 in the third quarter of 2001. The Company sold the P C Dynamics facility in the fourth quarter of 2001.

INTEREST EXPENSE

    Interest expense, primarily related to the Industrial Revenue Bond was $51,000 in the third quarter of 2002 compared to $103,000 in the third quarter of 2001. The Company had a mortgage obligation on the P C Dynamics facility in the third quarter of 2001.

INCOME TAXES

    In the third quarter of 2002, the Company had an effective tax credit of 38.8% compared to an effective tax rate of 38.0% in the third quarter of 2001.

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

    Net sales were $19,398,000 for the nine months ended September 30, 2002, a decrease of $27,189,000 or 58% below the first nine months of 2001. The decrease in net sales is directly related to a drop in demand in the telecom industry. Virtual Manufacturing accounted for approximately $15,769,000 of net sales for the first nine months of 2002 compared to $42,630,000 for the first nine months of 2001. The first nine months of 2002 also included two non-recurring events that boosted sales by $3,600,000. These events were the result of the end of life of several products we produced for Lucent and the shipment of inventory we were holding for Westell. Had these events not occurred, the net sales for the first six months of 2002 would have been approximately $15,798,000.

    Net sales to Lucent were $2,528,000 for the first nine months of 2002 compared to $38,303,000 for the first nine months of 2001. Net sales to Celestica were $6,898,000 for the first nine months of 2002 compared to $4,194,000 for the first nine months of 2001. On September 1, 2001, Lucent transitioned a segment of their manufacturing operations at Columbus, Ohio to Celestica. Celestica is based in Toronto, Canada. On September 1, 2001, Lucent also transferred most of their open purchase orders with the Company to Celestica.

    Celestica accounted for 36% of the Company's net sales for the first nine months of 2002 compared to 9% for the first nine months of 2001. Lucent accounted for 13% of the Company's net sales for the first nine months of 2002 compared to 82% for the first nine months of 2001. Westell, a new Virtual Manufacturing customer, accounted for 26% of the Company's net sales for the first nine months of 2002.

GROSS PROFIT AND COST OF GOODS SOLD

    The Company's gross loss for the first nine months of 2002 was ($214,000) compared to a gross profit of $8,959,000 for the first nine months of 2001. The decrease in gross profit is a result of the decrease in net sales, a drop in demand in the telecom industry and the closing and consolidation of the Bensenville facility. The closing and consolidation also allowed the Company to reduce the staff from approximately 180 employees during the second quarter to approximately 110 employees. The reduction included both hourly and salary employees. Gross Margin was negative for the first nine months of 2002. Gross margin was 19% for the first nine months of 2001. The first nine months of 2002 included non-recurring events that boosted revenue by $3,600,000 and gross margin by $1,803,000. These events were a result of the end of life of several products including products the Company produced for Lucent and Celestica and the shipment of inventory we were holding for Westell. Had these events not occurred, the gross loss for the first nine months would have been approximately ($2,014,000).

OPERATING EXPENSES

    General and administrative expenses were $1,679,000 or 8.7% of net sales for the first nine months of 2002 compared to $2,044,000 or 4.4% of net sales for the first nine months of 2001. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were down $307,000 due to a reduction in the bonus award. Professional services, which include legal and auditing fees, were down $84,000. IT expenses were up approximately $93,000.

    Selling and marketing expenses were $1,228,000 or 6.3% of net sales for the first nine months of 2002 compared to $1,193,000 or 2.6% of net sales for the first nine months of 2001. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations were down $355,000. Payroll related expenses were up $313,000 with the addition of three regional sales managers and support staff.

    Restructuring expenses were $1,752,000 or 9.0% of sales for the first nine months of 2002. Restructuring expenses include costs associated with the closing, cleanup and disposition of the Bensenville facilities. These expenses include (1) the net write-down and disposal of approximately $986,000 of specific assets that were not required at the West Chicago facility, (2) cleanup, sale and related expenses of $680,000 for the Bensenville facilities and (3) severance payments of $86,000.


OPERATING INCOME

    Operating loss was ($4,873,000) or (25.1%) of net sales for the first nine months of 2002 compared to an operating income of $5,721,000 or 12.3% of net sales for the first nine months of 2001, a decrease of $10,594,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold, operating expenses and closing and consolidation of the Bensenville facility as discussed above. The change in operating income can be summarized as follows:

Decrease in net sales                                               ($5,229,000)
Decrease in gross margin                                             (3,944,000)
Increase in operating expenses                                       (1,421,000)
                                                                   ------------

Decrease in operating income                                       ($10,594,000)

INTEREST INCOME

    Interest income from short-term investments was $153,000 for the first nine months of 2002 compared to $53,000 for the first nine months of 2001. Rental income from the P C Dynamics facility was $119,000 for the first nine months of 2001. The Company sold the P C Dynamics facility in the fourth quarter of 2001.

INTEREST EXPENSE

    Interest expense, primarily related to the Industrial Revenue Bond was $152,000 for the first nine months of 2002 compared to $410,000 for the first nine months of 2001. The Company had a mortgage obligation on the P C Dynamics facility in the first seven months of 2001.

INCOME TAXES

    For the first nine months of 2002, the Company had an effective tax credit of 38.8% compared to an effective tax rate of 39.3% for the first nine months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash flows provided by operations was $1,876,000 for the first nine months of 2002 compared to providing $7,980,000 for the first nine months of 2001. Accounts receivables decreased $6,041,000. Inventories increased $609,000. Accounts payable increased $686,000. Depreciation and amortization was $1,134,000. The loss on disposal of property, plant and equipment was $986,000.

    Capital expenditures mainly relating to the new West Chicago facility were $2,902,000 for the first nine months of 2002. The Company has limited plans for capital expenditures during the fourth quarter of 2002.

    The Company has an installment loan of $127,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

    The Company completed financing of $8,100,000 from the Illinois Development Finance Authority's 2001 maximum limit on tax-exempt private activity bonds to finance its facility in West Chicago, Illinois on July 26, 2001. The bond replaced approximately $2,865,000 of credit line debt, which had an interest rate of 6% at the time. The interest on the bond is set weekly: the current rate for the week ending September 30, 2002 was approximately 1.99%. The outstanding balance, as of September 30, 2002, was $4,916,000. The Company made the first payment of $1,320,000 per the terms of the agreement in the third quarter of 2002. The Company borrowed $837,000 in the third quarter of 2002. The Company also entered into a five-year agreement on September 4, 2001 with American National Bank and Trust Company of Chicago hedging $4,000,000 of the Industrial Bond Debt at a 4.24% rate of interest.

    The Company's industrial bond debt documents contain a number of significant covenants that, among other things, restrict the Company's ability to dispose of assets, incur additional indebtedness, pay dividends, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and otherwise restrict corporate and business activities. In addition, the Company is required to comply with specified financial ratios and tests, including a minimum tangible net worth test, a minimum interest coverage ratio and a maximum leverage ratio. The Company's ability to continue to comply with these covenants and restrictions may be affected by events beyond the Company's control. A failure by the Company to comply with these covenants and restrictions would result in an event of default under the Company's industrial bond debt documents. The

Company was in default on September 30, 2002 because of its failure to comply with the financial ratios as set forth in the Reimbursement Agreement relating to the bond.

    On November 8, 2002, the Company entered into a Forbearance Agreement with Bank One, N. A., formerly known as American Bank and Trust Company of Chicago, pursuant to which the Company agreed to comply with all of the terms and conditions contained in the Forbearance Agreement and the Bank agreed to forbear from the date of the agreement to December 31, 2002 from pursuing its rights under the Reimbursement Agreement (including the right to declare the bond immediately due and payable) provided the Company complies with all of the terms and conditions contained in the Forbearance Agreement. See attached exhibit 10.21.

    The terms of the Company's long-term bank debt represent the borrowing rates currently available to the Company; accordingly, the fair value of this debt approximates its carrying amount.

    The Company had a line of credit agreement, which expired on May 15, 2002. The Company is currently negotiating to replace short and long-term debt.

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

    In addition, future results may be impacted by a number of other factors, including the failure of the Telecom market to improve; the Company's ability to secure additional sources of funds that it may require; the Company's dependence on suppliers and subcontractors for components; the Company's ability to respond to technical advances; successful award of contracts under bid; design and production delays; cancellation or reduction of contract orders; the Company's effective utilization of existing and new manufacturing resources and the "Virtual Manufacturing" process; and pricing pressures by key customers.

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

    The market value of our publicly held shares has fallen below the minimum market value of $5 million as required by the Nasdaq National Market on which our common stock is currently listed. In addition, the closing bid price per share of our common stock has fallen below the minimum closing bid price of $1.00 required under the listing requirements of the Nasdaq National Market. If the minimum market value of our publicly held shares remains below $5 million or the per share closing bid price for our common stock remains below the $1.00 minimum bid price, we may be delisted from the Nasdaq National Market which could reduce the liquidity of our common stock, further decrease the market price of our common stock and negatively impact our ability to obtain additional capital. The Company has until December 23, 2002 to comply with the Nasdaq National Market listing requirements.

ITEM 4. CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
    (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

    None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.21 Forbearance Agreement dated November 8, 2002 between the Company and Banc One, N.A., formerly known as American National Bank & Trust Company of Chicago.


     (b)  Reports on Form 8-K

               (1) A current report on Form 8-K was filed on August 13, 2002, under item 9, the execution by the Company's chief executive officer and chief financial officer of the certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

               (2) A current report on Form 8-K was filed on August 28, 2002 reporting, under item 5, the Company's reduction in workforce.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    M~WAVE, INC.

Date: November 11, 2002                       /s/  PAUL H. SCHMITT
                                              -------------------------
                                                   Paul H. Schmitt
                                               Chief Financial Officer

                                 CERTIFICATIONS

         I, Joseph A. Turek, Chairman and Chief Executive Officer of M-Wave, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of M-Wave, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                        By:       /s/ Joseph A. Turek
                                           ------------------------------------
                                                    JOSEPH A. TUREK
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                 CERTIFICATIONS

         I, Paul H. Schmitt, Chief Financial Officer of M-Wave, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of M-Wave Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                      By:         /s/ Paul H. Schmitt
                                         ---------------------------------------
                                                    PAUL H. SCHMITT
                                                CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX


EXHIBIT
  NO.                         DESCRIPTION                                 PAGE
-------                       -----------                                 ----

10.21         Forbearance Agreement dated November 8, 2002 between the
              Company and Banc One, N.A., formerly known as American
              National Bank & Trust Company of Chicago.                   29-32