Form 10-K
period 2002-12-31
M WAVE INC
filed 2003-03-31
CIK 883842

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934
                  For the fiscal year ended December 31, 2002

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to _____

                         Commission file number 0-19944

                                  M~WAVE, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            36-3809819
-------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

475 Industrial Drive, West Chicago, Illinois                       60185
--------------------------------------------                   --------------
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code             (630) 562-5550
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the Registrant is an accelerated filer   Yes   No
(as defined by rule 12b-6 of the Act)                                   [ ]  [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2002 was approximately $10,694,000, computed on the basis of the last reported sale price per share ($3.65) of such stock on the NASDAQ National Market.

The Registrant has 4,443,294 common shares outstanding at March 13, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Proxy Statement for the Annual Meeting are incorporated by reference in Part III of this Form.

Index to Exhibits listed on page 57.

                                  M~WAVE, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----
Item 1.       Business......................................................  5
Item 2.       Properties.................................................... 11
Item 3.       Legal Proceedings............................................. 12
Item 4.       Submission of Matters to a Vote of Security Holders........... 12

PART II
Item 5.       Market for the Registrants Common Equity and Related
              Stockholder Matters........................................... 13
Item 6.       Selected Financial Data....................................... 15
Item 7.       Managements Discussion and Analysis of Financial Condition
              and Results Of Operations..................................... 16
Item 8.       Financial Statements and Supplementary Data................... 29
Item 9.       Changes in the Disagreements with Accounts on Accounting
              and Financial Disclosure...................................... 29

PART III
Item 10.      Directors and Executive Officers of the Registrant............ 30
Item 11.      Executive Compensation........................................ 30
Item 12.      Security Ownership of Certain Beneficial Owners
              and Management................................................ 30
Item 13.      Certain Relationships and Related Transactions................ 30
Item 14.      Controls and Procedures....................................... 31

PART IV
Item 15.      Exhibits, Financial Statement Schedules and
              Reports of Form 8-K........................................... 32

Signatures.................................................................. 54

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as "anticipates," "believes," "expects," "future," and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management's expectations are described in the section entitled "Risk Factors Affecting Business and Results of Operations." This section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

PART I

In this report, the terms "M~Wave," "Company," "we," "us," and "our" refer to M~Wave, Inc. and its subsidiary Poly Circuits, Inc.

Item 1. Business

The Company

M~Wave, Inc., through its wholly owned subsidiary Poly Circuits, Inc., is a value-added service provider of high performance printed circuit boards used in a variety of digital and high frequency applications for telecommunications and industrial electronics applications. M~Wave satisfies its customers requirements for telecommunications and industrial electronics application by using its 50,000 square foot state-of-the-art prototype and small volume facility located in West Chicago, Illinois and by outsourcing and coordinating the manufacture of such boards by a global base of suppliers located primarily in the Far East ("Virtual Manufacturing"). Virtual Manufacturing contractually supplies all the printed circuit needs of our customers by managing the complete procurement process. We deliver products when the customer needs them through either consignment inventory control or just-in-time programs.

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

The Company produces customer specified bonded assemblies consisting of a printed circuit board also bonded in some manner to a metal carrier or pallet. One bonding technique used by the Company is Flexlink (TM), a patented process granted to the Company in 1993. The Company developed an enhanced version called Flexlink II(TM) in 1996.

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

M~Wave, Inc. was incorporated in Delaware in January 1992 in connection with a 100 for 1 share exchange with the former stockholders of Poly Circuits, Inc. The Company's executive offices are located at 475 Industrial Drive, West Chicago, Illinois, 60185, and its telephone number is (630) 562-5550.

Recent Developments

The Company was not in compliance with certain financial covenants for the year ended December 31, 2002 relating to the Company's industrial bond debt. The outstanding balance of the debt is approximately $4,907,000 as of March 14, 2003. On March 31, 2003, the Company entered into a Forbearance Agreement with Bank One, N. A., formerly known as American Bank and Trust Company of Chicago, pursuant to which the Company agreed to comply with all of the terms and conditions contained in the Forbearance Agreement and the Bank agreed to forbear from the date of the agreement to August 31, 2003 from pursuing its rights under the Reimbursement Agreement (including the right to declare the bond immediately due and payable) provided the Company complies with all of the terms and conditions contained in the Forbearance Agreement. A copy of the Forbearance Agreement is filed as Exhibit 10.11 to this Annual Report on Form 10-K and is hereby incorporated by the reference.

Under the terms of the Forbearance Agreement, the Company has agreed to deposit in the Sinking Fund Account for the Industrial Bond Debt:

            (i) $1,500,000 on the earlier of (x) receipt by the Borrower of any federal tax refund or (y) April 30, 2003; and

            (ii) $500,000 on the earlier of (x) receipt by the Borrower of any state tax refund or (y) June 30, 2003; and

            (iii) $300,000 on the earlier of (x) receipt by Borrower of the proceeds of the sale of its real estate located at 215 Park Street, Bensenville, Illinois or (y) August 15, 2003.

The Company expects to satisfy the terms of the Forbearance Agreement by depositing in the Sinking Fund account $1.5 million out of an anticipated Federal tax refund in April of approximately $3.0 million and $500,000 of anticipated state tax refunds during 2003 of approximately $900,000. The Company is also in discussions with third parties concerning the sale of certain fixed assets no longer being used at the Company's Bensenville facility. The Company's ability to comply with the terms of the Forebearance Agreements will depend upon the amount and timing of the aforementioned tax refunds and asset sales, which are subject to factors that are beyond the Company's control. If the Company does not comply with the terms of the Forebearance Agreement, the lender may declare the entire amount of the bond immediately due and payable.

Even if the Company complies with the terms of the Forebearance Agreement, there can be no assurances that the lender and the Company will continue to enter into forbearance agreements beyond August 31, 2003, if necessary, or that the terms of such agreements will not have a material adverse effect on the Company's ability to fund working capital or give the Company sufficient time and flexibility to avoid future defaults under the industrial bond debt. The Company may be required to refinance the industrial bond debt. There can be no assurance that any such refinancing would be available on commercially reasonable terms, if at all. Any such refinancing may require the Company to issue warrants for the Company's common stock, which may result in significant dilution of existing stockholders' ownership interest. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors affecting Business and Results of Operations-Default under Industrial Bond Debt and -Liquidity."

The report of independent auditors accompanying the consolidated financial statements in this Annual Report on Form 10-K states that the foregoing matters raise substantial doubt about the Company's ability to continue as a going concern. See Note 3 in the Notes to the Consolidated Financial Statements. There can be no assurance that the forgoing matters will not adversely impact the Company's relationship with its suppliers and customers.

Industry and Market

There are Commercial and Military-related types of customers within the market for microwave related printed circuit boards and bonded assemblies. Within both customer types there has been an "outsourcing" trend whereby many end users have reduced their internal production of printed circuit boards and bonded assemblies and moved to buying these products from "contract manufacturing" board shops.

One of the most widely recognized high frequency telecommunication systems in commercial use is the cellular telephone. Cellular systems operate at the lower end of the microwave spectrum and use Teflon(TM) based printed circuit boards and bonded assemblies in power amplifier base stations. Approximately 47%, 90% and 94% of the Company's revenues in 2002, 2001, and 2000, respectively, were related to the cellular telephone industry.

The Company also services broadband access suppliers. Broadband access solution companies provide broadband products, service solutions and conferencing solutions for carriers, service providers and business enterprises around the world. Approximately 29% of the Company's 2002 revenue was related to broadband access suppliers.

Customers and Marketing

The Company's customers include microwave system manufacturers with sophisticated technologies and industrial electronic manufacturers. The Company markets its products through regional sales managers supported by independent sales organizations. The Company currently services a customer base of approximately 150.

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

The Company markets its products through regional sales managers supported by approximately 20 independent sales organizations, which are paid a commission to represent the Company. International sales of the Company's products have accounted for less than 5% of revenues in each of 2002, 2001 and 2000.

In 2002, Celestica International, Westell, Inc. and Lucent Technologies accounted for 31%, 29% and 11%, respectively, of the Company's revenues. In 2001, Lucent Technologies accounted for 90% of the Company's revenues. In 2000, Lucent Technologies accounted for 91% of the Company's revenues. On September 1, 2001, Lucent transitioned a segment of their manufacturing operations at Columbus, Ohio to Celestica. Celestica is based in Toronto, Canada. On September 1, 2001 Lucent also transferred most of their open purchase orders with the Company to Celestica. In 2001, Lucent's revenue also includes revenue shipments to Celestica. The loss of, or a substantial reduction in or change in the mix of orders from, Celestica International or Westell, Inc. would have a material adverse effect on the Company's results of operations and financial condition. The Company continues vigorously to pursue a strategy of being a source to a broader base of customers and intends to seek to be one of a few key suppliers rather than the sole supplier. The Company signed eleven Virtual Manufacturing contracts in 2002, which represented approximately $7,000,000 in 2002 revenues.

As of December 31, 2002, the Company had an order backlog of approximately $2,540,000 compared to $3,755,000 at December 31, 2001. Nearly all of the Company's backlog is subject to cancellation or postponement without significant penalty. The backlog at December 31, 2002 does not include expected revenues from Virtual Manufacturing contracts. Accordingly, the Company does not believe that this backlog is necessarily indicative of the Company's future results of operations or prospects.

Products and Production

The Company manufactures high performance printed circuit boards and also bonds microwave related printed circuit boards to metal carriers or pallets using a variety of bonding techniques including a Company patented process called Flexlink II(TM). The use of Teflon(TM) in the manufacturing of printed circuit boards is demanding. This is so because Teflon(TM) is a thermo-plastic which, in a cured state, exhibits a high coefficient of thermal expansion and polymeric molecular cross-linking which makes plating circuitry difficult. Manufacturing microwave-related circuit boards requires tolerances measured in ten thousandths of an inch. Despite these manufacturing complexities, the Company realized a yield of approximately 89% in 2002 compared to 88% in 2001.

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

During 2002, one manufacturer accounted for approximately 24% of the printed circuit boards supplied to the Company compared to 60% in 2001 and 67% in 2000. There are numerous manufacturers of printed circuits in the world today.
However, a disruption of printed circuits could have an adverse affect on the Company's operation. The Company believes that its relationship with principal suppliers are good.

Product Development

The Company's product development efforts have been an important part of its ongoing activities. The Company has developed the Flexlink(TM) process, the bonding of materials with dissimilar coefficients of thermal expansion, and the fusion bonding of Teflon based laminate for multi-layer circuit fabrication. The Company was granted a patent in 1993 by the United States Patent Office for its Flexlink(TM) process. The Company developed an enhanced version called Flexlink II(TM) in 1996.

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

The Company does not maintain long-term purchase contracts with manufacturers and operates principally on a purchase order basis. The Company believes that it is not currently dependent on any single manufacturer. However, during 2002, one manufacturer accounted for approximately 24% of the printed circuit boards supplied to the Company. In 2001, one manufacturer accounted for approximately 60% of the printed circuit boards supplied to the Company. In 2000, one manufacturer accounted for approximately 67% of the printed circuit boards supplied to the Company. The Company believes that the loss of any one single manufacturer would not have a long-term material adverse effect on the Company because other manufacturers would be able to increase production to fulfill the Company's requirements. However, the loss of a supplier could, in the short term, adversely effect the Company's business until alternative supply arrangements were secured.

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

Based on information available to the Company, which in most cases includes an estimate of liability, legal fees and other factors, a reserve for indicated environmental liabilities has been made in the aggregate amount of approximately $50,000. The Company spent approximately $147,000 in 2002 and approximately $382,000 in 2001 complying with EPA regulations.

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

Employees

On December 31, 2002, the Company employed approximately 116 persons. The Company closely monitors the number of employees in response to its periodic production requirements and believes it is positioned appropriately to change the number of employees as changes in production warrant.

None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its labor relations to be very good.

Executive Officers of the Registrant

The following is a list of Company's executive officers as of March 15, 2003:

          Name                         Age             Position
          ----                         ---             --------
          Joseph A. Turek              45           Chairman and
                                                    Chief Executive Officer
          Paul H. Schmitt              56           Secretary and Treasurer
                                                    Chief Financial Officer
          Robert F. O'Connell          59           Chief Operating Officer

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

ROBERT F. O'CONNELL joined the Company in January 2003 as Chief Operating Officer. From 1993 to January, 2002, Mr. O'Connell served as Vice-President
& General Manager of Northrup Grumman Interconnect Technologies, (formerly Litton Interconnect Technologies). From 1986 to 1993, Mr. O'Connell served as Vice-President of Operations at Altron Inc., a division of Sanmina Corporation.

Item 2. Properties

Facilities

The following table lists the manufacturing, administrative, marketing facilities of the Company:

                                                             Lease
    Location               Function        Square Feet   Expiration Date
    --------               --------        -----------   ---------------
Chicago, Illinois        Manufacturing       50,000         Owned

Bensenville, Illinois    Manufacturing       14,000         Owned

Bensenville, Illinois    Administrative      13,000         June 30, 2005
                                                            (Subject to option
                                                            to renew for three
                                                            years)

The Company purchased the West Chicago facility in the fourth quarter of 200O and began manufacturing at that facility in the fourth quarter of 2001. The Company closed its Bensenville facilities in the third quarter of 2002 and consolidated operations at its West Chicago facility.

The Company also has its corporate headquarters in West Chicago, Illinois. Administration occupies approximately 5,000 square feet.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II


Item 5. Market Price and Dividends on the Registrant's Common Equity and Related Stockholder Matters

The Registrant's common stock is traded on the NASDAQ National Market (trading symbol MWAV). The following table sets forth, for the calendar periods indicated, the range of the high and low last reported sales prices of the common stock from January 1, 2001 through December 31, 2002 as reported by the NASDAQ.


                                      Year Ended December 31
                              ----------------------------------------
                                     2001                  2002
                              -----------------      -----------------

                                Low       High         Low       High
                                ---       ----         ---       ----

         First Quarter        $ 7.19     $14.50      $  5.35    $ 8.10

         Second Quarter         4.62       8.78         3.65      6.84

         Third Quarter          3.70       7.05         0.77      3.56

         Fourth Quarter         3.82       5.15         0.75      2.62


As of December 31, 2002, there were approximately 700 shareholders of record owning the common stock of the Company.

The Company did not pay any dividends on its common stock in 2002 and intends not to pay dividends in the foreseeable future in order to reinvest its future earnings in the business.

Disclosure Regarding the Company's Equity Compensation Plans

The company maintains the 1992 Stock Option Plan ("1992 Plan") pursuant to which the Company may grant equity awards to eligible persons. The material terms of the 1992 Plan are described below.

The following table summarizes information about equity awards under the Company's 1992 Plan as of December 31, 2002.

                                                                Weighted      Number of Shares of
                                    Number of shares of          Average          Common Stock
                                    Common Stock to be       Exercise Price   Available for Future
                                  Issued upon exercise of    of Outstanding   Issuances (excluding
Plan Category                      Outstanding Options*          Options      shares reflected in*)
-------------                      --------------------          -------      ---------------------
Equity compensation plans
approved by security holders:             412,575                 $7.20              1,087,425

Equity compensation plan not
approved by security holders:             -------                 -----              ---------
                                          412,575                 $7.20              1,087,425
                                          =======                 =====              =========

1992 Stock Option Plan

In 1992, the Company's Board of directors adopted the 1992 Stock Option Plan. The Company's shareholders approved the 1992 Plan in February 1992 and approved amendments to the 1992 Plan in June 1995 and June 1997. See exhibit 10.1 of Form 10-K for reference to the plan document, as amended.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years in the period ended December 31, 2002.

                                                              Year Ended December 31,
                                         ----------------------------------------------------------------
                                             2002              2001            2000              1999          1998
                                             ----              ----            ----              ----          ----
Statement of Operations Data:
   Net sales                             $ 22,467,683      $ 54,824,432     $ 57,559,962     $ 11,305,643      $ 13,120,054
   Gross profit  (loss)                    (2,325,855)       10,371,594        9,888,795        1,022,662          2,433440
   Operating income (loss)                 (8,076,667)        6,112,791        5,904,442       (1,106,419)          182,774
   Income (loss) before income taxes       (8,311,353)        6,268,444        5,945,268       (1,086,391)          173,923
   Net income (loss)                       (5,027,547)        3,796,789        3,939,962         (688,905)           18,503
   Weighted average shares                  4,447,859         4,536,204        4,561,957        4,535,342         6,039,626
   Basic earnings (loss) per share              (1.13)             0.84             0.86            (0.15)             0.00
   Diluted shares                           4,447,859         4,565,021        4,641,805        4,535,342         6,042,422
   Diluted earnings (loss) per share            (1.13)             0.83             0.85            (0.15)             0.00


Balance Sheet Data:
   Working capital                       $    706,394      $  8,384,609     $  6,642,608     $  5,446,183      $  5,274,656
   Total assets                            23,327,642        28,142,718       32,390,957       15,935,799        15,753,437
   Long-term debt                                   0         2,743,527          166,566        1,886,799         1,990,337
   Stockholders' equity                    12,669,322        17,754,760       14,505,976       10,475,577        11,167,648


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

M~Wave is a value-added service provider of high performance circuit boards used in a variety of digital and high frequency application for telecommunications and industrial electronics applications.

M~Wave's business has been particularly challenging for the past year, due to the downturn in the telecommunication industry and the resulting decline in customer demand. 2002 was a year of transition for M~Wave as we have seen most of our business move from the telecommunications industry to the industrial electronics industry. Although the industrial electronics industry has also experienced a downturn, this transition has allowed us to broaden our base of customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that effect: (1) the reported amounts of assets and liabilities; (2) the disclosure of contingent liabilities; and (3) the reported amounts of sales and expenses during the reporting period. On an on-going basis, we evaluate and update our estimates and judgments, including those related to the collectibility of accounts receivable, realizability of inventories, impairment of long-lived assets, and amount of warranty obligations. We base our estimates and judgments on historical experience and on other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions. We believe the following critical accounting policies, among other policies, affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a signed purchase order, the price is fixed, title has transferred, product returns are reasonably estimable, collection of resulting receivable is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. We maintain an allowance for estimated product returns based on historical experience. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This estimate is based on historical experience, current economic and industry conditions and the profile or our customer mix. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories are valued at the lower of cost or market value and include materials, labor and manufacturing overhead. We write down inventory for estimated obsolescence or unmarketability equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions were to be less favorable than we projected, additional inventory write-downs may be required.

Long-lived Assets

We review long-lived assets for impairment when circumstances indicate that the carrying amount may not be recoverable. Factors which could trigger an impairment review include significant decline in operating results relative to historical or projected future operating results, significant changes in the manner of our use of assets, changes in technology or significant negative or economic trends. If this review indicates that the value of an asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the value of the asset is not recoverable, the net carrying value of the asset will be reduced to the fair value and the remaining depreciation period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our financial statements if and when an impairment charge is recorded.

Warranty

We provide for the estimated cost of the product warranties at the time revenue is recognized. The warranty obligation includes a provision based on historical experience, as well as reserves for specific issues we identify. To the extent actual warranty charges vary from our historical experience, revisions to the estimated warranty liability may be required.

Other

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies relating to fair value of financial instruments, depreciation, and income taxes require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board, Securities and Exchange Commission, etc. Although no specific conclusions reached by these authorities appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Also see Note 2 to the Company's Consolidated Financial Statements, which provide a summary of the Company's significant accounting policies.

Results of Operations

Listed below are the related expenses for 2002, 2001 and 2000, as a percent of sales.

                                              2002        2001         2000
                                              ----        ----         ----

Net sales                                     100.0%       100.0%       100.0%
Cost of goods sold                            110.4         81.1         82.8
                                            -------      -------      -------
   Gross profit                               (10.4)        18.9         17.2
                                            -------      -------      -------

Operating expenses:
   General and administrative                  11.0          5.0          4.3
   Selling and marketing                        6.8          2.8          2.7
   Restructuring expense                        7.8          0.0          0.0
                                            -------      -------      -------

   Total operating expenses                    25.6          7.8          7.0
                                            -------      -------      -------

Operating income (loss)                       (36.0)        11.1         10.2

Interest income (expense) - net                (0.6)        (0.5)        (0.4)
Rental income                                   0.0          0.3          0.4
Insurance settlement                            0.0          0.0          0.1
Gain (loss) on disposal of equipment           (0.4)         0.5          0.0
                                            -------      -------      -------
   Total other income (expense)                (1.0)         0.3          0.1
                                            -------      -------      -------

Income (loss) before income taxes             (37.0)        11.4         10.3

Income tax expense (benefit)                  (14.6)         4.5          3.5
                                            -------      -------      -------

Net income (loss)                             (22.4)%        6.9%         6.8%
                                            =======      =======      =======

COMPARISON OF 2002 AND 2001

Net Sales

Net sales for 2002 decreased 59% to $22.5 million from $54.8 million in 2001. The decrease in net sales is related to the telecommunication industry, which saw demands reduced by approximately $39,700,000 from 2001 requirements. The Company was able to offset some of the decrease in demand for telecommunication related products by promoting its "Virtual Manufacturing business model" and entering into the industrial electronics market. Virtual Manufacturing allows the Company to increase its manufacturing capabilities without the brick and mortar by using global suppliers to manufacture all types of high quality printed circuits at much lower costs than domestic suppliers like M~Wave, Inc. The Company developed sub-contracting relationships in 2002 and 2001 with global suppliers to create a "Virtual Manufacturing" business. The Company begins the process by manufacturing prototype and pre-production printed circuits at our wholly-owned subsidiary, Poly Circuits. Then as our customer requirements develop into higher volumes we broaden our capability by sub-contracting printed circuits to our global partners while adding value to our customers for this service. Added value can be in the form of supply chain management, bonding, plating or inventory control. Virtual Manufacturing allows the Company to build a product pipeline for our customers to handle more of their printed circuit requirements without the brick and mortar. The Company signed contracts with eleven new virtual manufacturing customers in 2002. Virtual Manufacturing accounted for approximately 76% of the Company's net sales for 2002 and 90% of the Company's net sales in 2001.

The Company's three largest customers, Celestica, Westell and Lucent, accounted for 72% of the Company's net sales in 2002 compared to 90% in 2001. Net sales to Celestica decreased $4,218,000 to $7,055,000 in 2002. Westell was a new customer in 2002 with sales of $6,580,000. Net sales to Lucent decreased by $35,493,000 to $2,506,000 in 2002, of which most of the sales to Lucent related to an end of life sale. On September 1, 2001, Lucent transitioned a segment of their manufacturing operations at Columbus, Ohio to Celestica. Celestica is based in Toronto, Canada. On September 1, 2001 Lucent also transferred most of their open purchase orders with the Company to Celestica.

Gross Profit (Loss) and Cost of Goods Sold

Gross profit decreased $12,697,000 in 2002 from $10,372,000 in 2001 to $(2,326,000) in 2002. Gross margin decreased to approximately (10%) in 2002 from approximately 19% in 2001. The decrease in gross profit is a result of the decrease in net sales, under utilization of the manufacturing facility, the write-down in inventory, a drop in demand in the telecommunications industry. The closing and consolidation of the Bensenville facility into the West Chicago facility also allowed the Company to reduce personnel from approximately 180 employees during the second quarter of 2002 to approximately 116 employees at year ended December 31, 2002. The reduction included both hourly and salary employees.

During 2002, one manufacturer accounted for approximately 24% of the printed circuit boards supplied to the Company compared to 60% in 2001. The Company has a total reserve for inventory obsolescence of $874,000 at December 31, 2002 and $2,027,000 at December 31, 2001. Substantially all of the reserve for inventory obsolescence is related to specific inventory. The inventory obsolescence reserve requires the use of estimates. The Company believes the techniques and assumptions used in establishing the reserve is appropriate. See Financial Statement Schedules on page 39.

Operating Expenses

General and administrative expenses were $2,471,000 or 11.0% of net sales in 2002, compared to $2,722,000 or 5.0% of net sales in 2001. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were down $399,000 due to a reduction in staff and bonus paid to administrative personnel. Professional services were up approximately $129,000. The Company also expensed $289,000 in 2002 of initial costs related to the Industrial Revenue Bond.

Selling and marketing expenses were $1,528,000 or 6.8% of net sales in 2002, compared to $1,536,000 or 2.8% of net sales in 2001. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products and the commissions paid to independent sales organizations. Payroll related expenses were up $352,000 with the addition of two regional sales managers and support staff. Commissions paid to independent sales organizations were down $436,000.

Restructuring expenses were $1,752,000 or 7.8% of net sales in 2002. Restructuring expenses include costs associated with the closing, cleanup and the future disposition of the Bensenville facilities.

Operating Loss

Operating loss was $8,077,000 or 35.9% of net sales in 2002, compared to an operating income of $6,113,000 or 11.1% of net sales in 2001. The change in operating income can be summarized as follows:


Decrease in net sales                          ($6,122,000)
Decrease in gross margin                        (6,576,000)
Decrease in operating expenses                  (1,492,000)
                                              -------------

Decrease in operating income                  ($14,190,000)
                                              =============

Interest Income

Interest income from short-term investments was $195,000 in 2002 compared to $112,000 in 2001.

Interest Expense

Interest expense, primarily related to new borrowings for the West Chicago facility, was $334,000 in 2002 compared to $425,000 in 2001.

Rental income

Rental income, primarily relating to the P C Dynamics facility, was $176,000 in 2001. The Company sold the P C Dynamics facility in the fourth quarter of 2001.

Gain on disposal of fixed assets

The Company recorded a loss of $96,000 in 2002 relating to the sale of assets in the Bensenville facility. The Company recorded a gain of $291,000 relating to the sale of the P C Dynamics facility in the fourth quarter of 2001.

Income Taxes

The Company had an effective tax credit of 39.5% in 2002 compared to an effective tax rate of 39.4% in 2001.

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

The Company's three largest customers, Lucent, Honeywell and Spectrian, accounted for 94% of the Company's net sales in 2001 compared to 95% in 2000. Net sales to Lucent related business decreased by $2,836,000 to $49,374,000 in 2001. On September 1, 2001, Lucent transitioned a segment of their manufacturing operations at Columbus, Ohio to Celestica. Celestica is based in Toronto, Canada. On September 1, 2001 Lucent also transferred most of their open purchase orders with the Company to Celestica. In 2001, Lucent's revenue also includes revenue shipments to Celestica. Beginning in 2002, the Company reported these revenues separately.

Gross Profit and Cost of Goods Sold

Gross profit increased $482,000 in 2001 from $9.9 million in 2000 to $10.4 million in 2001. Gross margin increased to approximately 19% in 2001 from approximately 17% in 2000. The increase in gross profit is a result of improved margins and the Company's decision to enter into the industrial electronics market.

During 2001, one manufacturer accounted for approximately 60% of the printed circuit boards supplied to the Company compared to 67% in 2000. The Company has a total reserve for inventory obsolescence of $2,027,000 at December 31, 2001 and December 31, 2000; substantially related to specific inventory. The inventory obsolescence reserve requires the use of estimates. The Company believes the techniques and assumptions used in establishing the reserve is appropriate. Please see Financial Statement Schedules on page 39.

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

Operating Income

Operating income was $6,112,000 or 11.1% of net sales in 2001, compared to $5,904,000 or 10.3% of net sales in 2000. The change in operating income can be summarized as follows:


Decrease in net sales                             ($470,000)
Increase in gross margin                            953,000
Increase in operating expenses                     (275,000)
                                                  ----------

Increase in operating income                      $ 208,000
                                                  ==========

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


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided (used) by operations was $1,566,000, $11,410,000 and $(5,673,000) in 2002, 2001 and 2000, respectively. Inventories increased $193,000 at year ended December 31, 2002, due to an increase in Virtual Manufacturing sales. Accounts receivable was down $7,773,000 due to decreased sales in the fourth quarter of 2002 compared to the fourth quarter of 2001. Days of sales outstanding is at 51 days, 58 days and 45 days at December 31, 2002, 2001 and 2000, respectively. Depreciation and amortization in 2002 was $1,446,000, up $79,000 due to the capital equipment purchased for the new facility in West Chicago, Illinois. Accounts Payable was up $595,000 due mainly to increased purchases in the fourth quarter of 2002 compared to the fourth quarter of 2001.

Purchases of property, plant and equipment were $2,997,000, $7,558,000, and $2,421,000 in 2002, 2001 and 2000, respectively. The Company purchased a new facility in 2000 at a cost of approximately $1,600,000. Capital expenditures relating to the new West Chicago Facility were $2,856,000 in 2002 and $6,374,000 in 2001. The Company plans to spend approximately $300,000 in 2003 on capital expenditures mainly relating to the new facility in West Chicago. The expenditures were partially financed through borrowings of approximately $2,320,000 and cash provided by operations.

On November 13, 2001, the Company sold its facility located in Frisco, Texas. The Company received $2,388,000 from the sale of the facility. $1,445,000 was used to satisfy the debt associated with the facility and $943,000 was used to reduce credit line debt at the time of the sale.

The Company completed financing of $8,100,000 from the Illinois Development Finance Authority's 2001 maximum limit on tax-exempt private activity bonds to finance its facility in West Chicago, Illinois on July 26, 2001. The bond replaced approximately $2,865,000 of credit line debt, which had an interest rate of 6% at the time. The interest on the bond is set weekly: the current rate for the week ending February 28, 2003 was approximately 1.39%. The term of the loan is 20 years. The outstanding balance as of December 31, 2002 was $4,910,000. The Company is required to pay $1,320,000 each year through quarterly sinking fund payments of $325,000. The next payment of $1,320,000 is due in the third quarter of 2003. The Company has been making quarterly sinking fund payments of $325,000, except that the December quarterly payment was not made until February 2003. The Company also entered into a five-year agreement on September 4, 2001 with American National Bank and Trust Company of Chicago hedging $4,000,000 of the Industrial Bond Debt at a 4.24% rate of interest.

The Company's industrial bond debt documents contain a number of significant covenants that, among other things, restrict the Company's ability to dispose of assets, incur additional indebtedness, pay dividends, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and otherwise restrict corporate and business activities. In addition, the Company is required to comply with specified financial ratios and tests, including a minimum tangible net worth test, a minimum interest coverage ratio and a maximum leverage ratio. The Company's ability to comply with these covenants and restrictions may be affected by events beyond the Company's control. A failure by the Company to comply with these covenants and restrictions would result in an event of default under the Company's industrial bond debt documents.

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

The Company was not in compliance with certain financial covenants for the year ended December 31, 2002 relating to the Company's industrial bond debt. The outstanding balance of the debt is approximately $4,907,000 as of March 14, 2003. On March 31, 2003, the Company entered into a Forbearance Agreement with Bank One, N. A., formerly known as American Bank and Trust Company of Chicago, pursuant to which the Company agreed to comply with all of the terms and conditions contained in the Forbearance Agreement and the Bank agreed to forbear from the date of the agreement to August 31, 2003 from pursuing its rights under the Reimbursement Agreement (including the right to declare the bond immediately due and payable) provided the Company complies with all of the terms and conditions contained in the Forbearance Agreement. A copy of the Forbearance Agreement is filed as Exhibit 10.11 to this Annual Report on Form 10-K and is hereby incorporated by reference.

Under the terms of the Forbearance Agreement, the Company has agreed to deposit in the Sinking Fund Account for the Industrial Bond debt:

          (i) $1,500,000 on the earlier of (x) receipt by the Borrower of any federal tax refund or (y) April 30, 2003; and

          (ii) $500,000 on the earlier of (x) receipt by the Borrower of any state tax refund or (y) June 30, 2003; and

          (iii) $300,000 on the earlier of (x) receipt by Borrower of the proceeds of the sale of its real estate located at 215 Park Street, Bensenville, Illinois or (y) August 15, 2003.

The Company expects to satisfy the terms of the Forbearance Agreement by depositing in the Sinking Fund account $1.5 million out of an anticipated Federal tax refund in April of approximately $3.0 million and $500,000 of anticipated state tax refunds during 2003 of approximately $900,000. The Company is also in discussions with third parties concerning the sale of certain fixed assets no longer being used at the Company's Bensenville facility. The Company's ability to comply with the terms of the Forbearance Agreements will depend upon the amount and timing of the aforementioned tax refunds and asset sales, which are subject to factors that are beyond the Company's control. If the Company does not comply with the terms of the Forbearance Agreement, the lender may declare the entire amount of the bond immediately due and payable.

Even if the Company complies with the terms of the Forbearance Agreement, there can be no assurances that the lender and the Company will continue to enter into forbearance agreements beyond August 31, 2003, if necessary, or that the terms of such agreements will not have a material adverse effect on the Company's ability to fund working capital or give the Company sufficient time and flexibility to avoid future defaults under the industrial bond debt. The Company may be required to refinance the industrial bond debt. There can be no assurance that any such refinancing would be available on commercially reasonable terms, if at all. Any such refinancing may require the Company to issue warrants for the Company's common stock, which may result in significant dilution of existing stockholders' ownership interest.

The report of the independent auditors accompanying the consolidated financial statements of this Annual Report on Form 10-K states that the foregoing matters raise substantial doubt about the Company's ability to continue as a going concern. See Note 3 to Consolidated Financial Statements. There can be no assurances that the forgoing matters will not adversely impact the Company's relationship with its suppliers and customers.

The terms of the Company's long-term bank debt represent the borrowing rates currently available to the Company; accordingly, the fair value of this debt approximates its carrying amount.

The Company had a line of credit agreement, which expired on May 15, 2002. The Company is currently negotiating to replace short and long-term debt.

The Company's ability to make scheduled principal and interest payments on, or to refinance, its indebtedness, or to fund working capital and anticipated capital expenditures will depend on the Company's future performance, which is subject to general economic, financial, competitive and other factors that are beyond its control. The Company's ability to fund operating activities is also dependent upon (a) the Company's anticipated receipt of approximately $3.0 million in Federal tax refunds in April and $900,000 in state tax refunds during 2003, (b) proceeds of anticipated sales of fixed assets no longer required at the Company's Bensenville facility, (c) the Company's ability to refinance the industrial bond debt and/or continue to enter into forbearance agreements beyond August 31, 2003, if necessary relating to such debt, (d) the Company's ability to effectively manage its expenses in relation to revenues and (e) the Company's ability to access external sources of financing. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, the anticipated receipt of the aforementioned tax refunds, proceeds from the sale of certain fixed assets and funds from external sources of debt financing will be adequate to meet its anticipated liquidity requirements over the next 12 months. The Company is currently negotiating additional debt financing. There can be no assurances that such debt financing will be available on commercially reasonable terms, if at all. Any such debt financing may require the Company to issue warrants for the Company's common stock, which may result in significant dilution of existing stockholders' ownership interest. There can be no assurances that the Company's operations and access to external sources of financing will continue to provide resources sufficient to service the Company's indebtedness after satisfying liabilities arising in the ordinary course of business.

The Company has an installment loan of $108,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate (4.25% at December 31, 2002). The loan is payable in monthly installments of principal and interest and is due October 2004.

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

This agreement was amended in the third quarter of 1999 whereas the Company agreed to revise the payment schedule for Promissory Note I from 9 equal monthly installments to 30 equal monthly installments in return for not pursuing the purchase of the facility in Texas. The Company has collected $133,000 through December 31, 2000. The royalty agreement was also revised to $500,000 payable in equal monthly installments of $25,000 until paid. The Company collected $145,000 through December 31, 2000.

On November 8, 2001, Performance Interconnect (PIC) exercised its right and purchased the facility located in Frisco, Texas per the terms of the agreement dated March 25, 1999. The Company also amended the Promissory Note with Performance Interconnect whereas PIC agreed to pay the

Company $711,649 in 29 equal monthly installments of principal and interest (prime plus 1%) of $10,140.69 commencing December 15, 2001 with the entire unpaid balance of principal and interest due May 15, 2004. As of December 31, 2002, the Company collected approximately $142,000 per the terms of the new agreement.

Inflation

Management believes inflation has not had a material effect on the Company's operation or on its financial position.

NEW ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses a variety of accounting practices. Its provisions related to the rescission of SFAS No. 4 (Reporting Gains and Losses from Extinguishment of Debt) are effective for fiscal years beginning after May 15, 2002. Its provisions related to SFAS No. 13 (Accounting for Leases) are effective for transactions occurring after May 15, 2002. All other provisions are effective for financial statements issued on or after May 15, 2002. SFAS No. 44 was titled "Accounting for Intangible Assets of Motor Carriers." SFAS No. 64 was titled "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements."

The Company adopted the provisions of SFAS No. 145 that were effective as of May 15, 2002. This adoption did not have a material effect on the Company's results of operations or financial position. The Company does not expect adoption of the provisions that are effective for fiscal years beginning after May 15, 2002, to have a material effect on its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." It requires recognition of costs associated with exit or disposal activities at the time they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect adoption of this statement to have a material effect on its results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." It is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect adoption of this interpretation to have a material effect on its results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." It amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported amounts. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) were effective for financial statements for fiscal years ending after December 15, 2002, and were adopted by the Company in 2002. This adoption did not have a material effect on the Company's results of operations or financial position. The amendment to SFAS No. 123 in paragraph 2(f) and the amendment to Opinion 28 in paragraph 3 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company does not expect adoption of these portions of the statement to have a material effect on its results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." It is an interpretation of Accounting Research Bulletin No. 51 and revises the requirements for consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period and to nonpublic enterprises as of the end of the applicable annual period. It may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is not party to any variable interest entity. It does not expect adoption of this interpretation to have a material effect on its results of operations or financial position.

Foreign Currency Transactions

All of the Company's foreign transactions are negotiated, invoiced and paid in United States dollars.

RISK FACTORS AFFECTING BUSINESS AND RESULTS OF OPERATIONS

You should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Default Under Industrial Bond Debt

The Company was not in compliance with certain financial covenants for the year ended December 31, 2002 relating to the Company's industrial bond debt. The outstanding balance of the debt is approximately $4,907,000 as of March 14, 2003. On March 31, 2003, the Company entered into a Forbearance Agreement with Bank One, N. A., formerly known as American Bank and Trust Company of Chicago, pursuant to which the Company agreed to comply with all of the terms and conditions contained in the Forbearance Agreement and the Bank agreed to forbear from the date of the agreement to August 31, 2003 from pursuing its rights under the Reimbursement Agreement (including the right to declare the bond immediately due and payable) provided the Company complies with all of the terms and conditions contained in the Forbearance Agreement. A copy of the Forbearance Agreement is filed as Exhibit 10.11 to this Annual Report on From 10-K and is hereby incorporated by reference.

Under the terms of the Forbearance Agreement, the Company has agreed to deposit in the Sinking Fund Account for the Industrial Bond Debt:

          (i) $1,500,000 on the earlier of (x) receipt by the Borrower of any federal tax refund or (y) April 30, 2003; and

          (ii) $500,000 on the earlier of (x) receipt by the Borrower of any state tax refund or (y) June 30, 2003; and

          (iii) $300,000 on the earlier of (x) receipt by Borrower of the proceeds of the sale of its real estate located at 215 Park Street, Bensenville, Illinois or (y) August 15, 2003

The Company expects to satisfy the terms of the Forbearance Agreement by depositing in the sinking fund account $1.5 million out of an anticipated Federal tax refund in April of approximately $3.0 million and $500,000 of anticipated state tax refunds during 2003 of approximately $900,000. The

Company is also in discussions with third parties concerning the sale of certain fixed assets no longer being used at the Company's Bensenville facility. The Company's ability to comply with the terms of the Forbearance Agreements will depend upon the amount and timing of the aforementioned tax refunds and asset sales, which are subject to factors that are beyond its control. If the Company does not comply with the terms of the Forbearance Agreement, the lender may declare the entire amount of the bond immediately due and payable.

Even if the Company complies with the terms of the Forbearance Agreement, there can be no assurances that the lender and the Company will continue to enter into forbearance agreements beyond August 31, 2003, if necessary, or that the terms of such agreements will not have a material adverse effect on the Company's ability to fund working capital or give the Company sufficient time and flexibility to avoid future defaults under the industrial bond debt. The Company may be required to refinance the industrial bond debt. There can be no assurance that any such refinancing would be available on commercially reasonable terms, if at all. Any such refinancing may require the Company to issue warrants for the Company's common stock, which may result in significant dilution of existing stockholders' ownership interest. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors affecting Business and Results of Operations-Default under Industrial Bond Debt and -Liquidity."

The report of independent auditors accompanying the consolidated financial statements in this Annual Report on Form 10-K states that the foregoing matters raise substantial doubt about the Company's ability to continue as a going concern. See Note 3 in the Notes to the Consolidated Financial Statements. There can be no assurances that the forgoing matters will not adversely impact the Company's relationship with its suppliers and customers.

Liquidity

The Company's ability to make scheduled principal and interest payments on, or to refinance, its indebtedness, or to fund working capital and anticipated capital expenditures will depend on the Company's future performance, which is subject to general economic, financial, competitive and other factors that are beyond its control. The Company's ability to fund operating activities is also dependent upon (a) the Company's anticipated receipt of approximately $3.0 million in Federal tax refunds in April and $900,000 in state tax refunds during 2003, (b) proceeds of anticipated sales of fixed assets no longer required at the Company's Bensenville facility, (c) the Company's ability to refinance the industrial bond debt and/or continue to enter into forbearance agreements beyond August 31, 2003, if necessary relating to such debt, (d) the Company's ability to effectively manage its expenses in relation to revenue shortfalls and (e) the Company's ability to access external sources of financing. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, the anticipated receipt of the aforementioned tax refunds, proceeds from the sale of certain fixed assets and funds from external sources of debt financing will be adequate to meet its anticipated liquidity requirements over the next 12 months. The Company is currently negotiating additional debt financing. There can be no assurances that such debt financing will be available on commercially reasonable terms, if at all. Any such debt financing may require the Company to issue warrants for the Company's common stock, which may result in significant dilution of existing stockholders' ownership interest. In addition, the Company's ability to incur additional indebtedness is limited by covenants in the Company's industrial bond debt. There can be no assurances that the Company's operations and access to external sources of financing will continue to provide resources sufficient to service the Company's indebtedness after satisfying liabilities arising in the ordinary course of business.

Dependence on Major Customers

The Company's three largest customers accounted for 72% of the Company's net sales in 2002. The Company expects that a small number of customers will continue to account for a substantial majority of its sales and that the relative dollar amount and mix of products sold to any of these customers can change significantly from year to year. There can be no assurance that the Company's major customers will continue to purchase products from the Company at current levels, or that the mix of products purchased will be in the same ratio. The loss of the Company's largest customer or a change in the mix of product sales would have a material adverse effect on the Company.

Competition:  Ability to Respond to Technical Advances

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

Dependence on Overseas Manufactures

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

Fluctuations in Quarterly Operating Results

Our quarterly results of operations are subject to significant variation for a variety of reasons, including the following:

The timing and volume of our customers' orders;
    o   Price and product competition;
    o   Changes in mix of products we sell;
    o   The levels at which we utilize our manufacturing capacity;
    o   Our level of experience in manufacturing a particular product;
    o   Manufacturing process yields; and
    o   Raw material availability.

Each of these factors has had in the past, and may have in the future, an adverse effect on our quarterly operating results. In addition, a significant portion of our operatng expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfalls may magnify the adverse impact of such revenue shortfalls of our results of operations. As a result, our operating results may vary significantly from one quarter to the next.

Environmental Laws

We are required to comply with all federal, state, county and municipal regulations regarding protection of the environment. Printed circuit board manufacturing requires the use of a variety of materials, including metals and chemicals. Water used in the printed circuit board manufacturing process must be treated to remove metal particle and other contaminants before it can be discharged into the municipal sanitary sewer system. As a result, we are subject to various federal, state, local and foreign environmental laws and regulations, including those governing storage, use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing processes. Although we believe our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to our facilities or operations. We may be responsible for the cleanup of any contamination discovered at our current and former manufacturing facilities and could be subject to revocatin of permits necessary to conduct business. Further, we cannot guaranty that additional environmental matters will not arise in the future at sites where no problem is currently known or at sites that we may acquire in the future.

Common Stock:  Possible De-listing

The market value of our publicly held shares has fallen below the minimum market value of $5.0 million as required by the Nasdaq National Market on which our common stock is currently listed. If the minimum market value of our publicly held shares remains below $5.0 million, the Company may be delisted from the Nasdaq National Market which could reduce the liquidity of our common stock, further decrease the market price of our common stock and negatively impact our ability to obtain additional capital. The Company has until April 28, 2003 to comply with the Nasdaq National Market listing requirements.

Item 7A.  Quantitative and Qualitative Disclosures  about Market Risk

The Company entered into a five-year agreement on September 4, 2001 with American National Bank and Trust Company of Chicago, hedging $4,000,000 of the Company's industrial bond debt at a 4.24% rate of interest.

Item 8.  Financial Statements and Supplementary Data

Consolidated financial statements and the related notes for each of the three years in the period ended December 31, 2002 are filed in response to this Item pursuant to Item 14.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III


Item 10.  Directors and Executive Officers of the Registrant

Information required by this Item with respect to Executive Officers of the Company is set forth in Part I, Item 4 and is incorporated herein by this reference. Information required by this Item with respect to members of the Board of Directors of the Company will be contained in the Proxy Statement for the Annual Meeting of Stockholders (the "2003 Proxy Statement"), and is incorporated herein by this reference.

Item 11.  Executive Compensation

Information required by this Item will be contained in the 2003 Proxy Statement and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this Item will be contained in the 2003 Proxy Statement and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

Information required by this Item will be contained in the 2003 Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 14.  CONTROLS AND PROCEDURES.
----------------------------------

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this annual report on Form 10-K (the "Evaluation Date"). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this annual report on Form 10-K was being prepared, and that no changes are required at this time.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     1.   Financial Statements

                                                                    Page in the
                                                                     Form 10-K
                                                                     ---------
             Independent Certified Public Accountants Report             33

             Consolidated Balance Sheets
                December 31, 2002 and 2001                               35


             Consolidated Statements of Operations
                Years Ended December 31, 2002, 2001 and 2000             36

             Consolidated Statements of Stockholders' Equity
                Years Ended December 31, 2002, 2001 and 2000             37

             Consolidated Statements of Cash Flows
                Years Ended December 31, 2002, 2001 and 2000          38-39

             Notes to Consolidated Financial Statements               40-51

             Selected Quarterly Financial Data (Unaudited)               52

             Subsidiaries                                                61

(a)     2.   Financial Statement Schedules

             Allowance for Doubtful Accounts                            53
             Inventory Obsolescence                                     53

(a)     3.   Exhibits

             The exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

(b)   Reports on Form 8-K
    o A current report on Form 8-K was filed on October 4, 2002, disclosing under item 5, expected third quarter 2002 revenues and other matters
    o A current report on Form 8-K was filed on October 31, 2002, disclosing under item 5, third quarter 2002 results and other matters
    o A current report on Form 8-K was filed on January 10, 2003, disclosing under item 5, expected fourth quarter 2002 revenues and other matters

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACOUNTANTS




Board of Directors
M~Wave, Inc.



We have audited the accompanying consolidated balance sheets of M~Wave, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the management of M~Wave, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M~Wave, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of M~Wave, Inc.,and Subsidiaries for the years ended December 31, 2002, 2001 and 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therin.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of December 31, 2002, the Company was in default of certain debt covenants under its Industrial Revenue Bond Agreement. On March 26, 2003, the Company entered into a Forbearance Agreement where the Company agreed to comply with all the terms and conditions and the Bank agreed to forbear on its rights to call the debt from the date of the agreement through August 31, 2003. The Company's business plan for 2003, which is also described in Note 3, contemplates reduced operating losses, obtaining additional working capital, and the refinancing its long-term debt. The Company's ability to achieve the foregoing elements of its business, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain and raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP


Chicago, Illinois
January 30, 2003 (except for footnote No. 3 and 7, as of March 31, 2003)

M~WAVE, Inc. and Subsidiaries
-----------------------------

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

----------------------------------------------------------------------------------------------

ASSETS                                                              2002              2001
------                                                              ----              ----
CURRENT ASSETS:
  Cash and cash equivalents                                     $  1,514,509      $  2,102,784
  Accounts receivable, net of allowance
     for doubtful accounts:
     2002 - $100,000; 2001 - $100,000                              1,901,999         9,674,672
  Inventories                                                      1,756,641         1,564,008
  Refundable income taxes                                          4,446,010                 0
  Deferred income taxes                                              748,457         1,313,644
  Prepaid expenses and other assets                                   31,582           105,613
  Restricted cash                                                    348,731           604,489
                                                                ------------      ------------

    Total current assets                                          10,747,929        14,365,210
PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements                                 5,522,765         7,219,799
  Machinery and equipment                                          9,248,688        13,062,860
                                                                ------------      ------------
    Total property, plant and equipment                           14,771,453        20,282,659
  Less accumulated depreciation                                    2,760,441         7,836,882
                                                                ------------      ------------
    Property, plant and equipment - net                           12,011,012        12,445,777
ASSETS TO BE DISPOSED OF                                             568,701                 0
OTHER ASSETS                                                               0           331,731
                                                                ------------      ------------
TOTAL                                                           $ 23,327,642      $ 28,142,718
                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                              $  3,707,327      $  3,112,370
  Accrued expenses                                                 1,316,579         2,336,533
  Accrued income taxes                                                     0           152,931
  Current portion of long-term debt                                5,017,629         1,378,767
                                                                ------------      ------------
    Total current liabilities                                     10,041,535         6,980,601

DEFERRED INCOME TAXES                                                616,785           663,830
LONG-TERM DEBT                                                             0         2,743,527
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 1,000,000
    shares; no shares issued                                               0                 0
  Common stock, $.005 par value; authorized, 10,000,000
    shares;  6,179,112 shares issued and 4,443,294
    shares outstanding at December 31, 2002, 6,179,112
    shares issued and 4,456,294 shares outstanding at
    December 31, 2001                                                 30,895            30,895
  Additional paid-in capital                                       8,439,072         8,349,072
  Retained earnings                                                6,484,525        11,512,072
  Treasury stock, at cost, 1,735,815 shares at December 31,
    2002 and 1,722,815 at December 31,2001                        (2,285,170)       (2,227,279)
                                                                ------------      ------------
     Total stockholders' equity                                   12,669,322        17,754,760
                                                                ------------      ------------
TOTAL                                                           $ 23,327,642      $ 28,142,718
                                                                ============      ============


See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries
-----------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

-------------------------------------------------------------------------------------------
                                               2002              2001             2000
                                               ----              ----             ----
NET SALES                                  $ 22,467,683      $ 54,824,432      $ 57,559,962
COST OF GOODS SOLD                           24,793,538        44,452,838        47,671,167
                                           ------------      ------------      ------------
  Gross profit (loss)                        (2,325,855)       10,371,594         9,888,795

OPERATING EXPENSES:
  General and administrative                  2,471,153         2,722,392         2,457,677
  Selling and marketing                       1,527,551         1,536,411         1,526,676
  Restructuring expense                       1,752,108                 0                 0
                                           ------------      ------------      ------------
    Total operating expenses                  5,750,812         4,258,803         3,984,353
                                           ------------      ------------      ------------

  Operating income (loss)                    (8,076,667)        6,112,791         5,904,442

OTHER INCOME (EXPENSE):
  Interest income                               194,624           112,392           114,173
  Interest expense                             (333,678)         (424,661)         (339,312)
  Rental income                                       0           176,800           204,000
  Insurance settlement                                0                 0            61,965
  Gain (loss) on disposal of equipment          (95,632)          291,122                 0
                                           ------------      ------------      ------------
    Total other income (expense), net          (234,686)          155,653            40,826
                                           ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES            (8,311,353)        6,268,444         5,945,268

  Income tax expense (benefit)               (3,283,806)        2,471,655         2,005,306
                                           ------------      ------------      ------------

NET INCOME (LOSS)                          $ (5,027,547)     $  3,796,789      $  3,939,962
                                           ============      ============      ============

 Weighted average shares outstanding          4,447,859         4,536,204         4,561,957
                                           ============      ============      ============

BASIC EARNINGS (LOSS) PER SHARE            $      (1.13)     $       0.84      $       0.86
                                           ============      ============      ============

Diluted shares outstanding                    4,447,859         4,565,021         4,641,805
                                           ============      ============      ============

DILUTED EARNINGS (LOSS) PER SHARE          $      (1.13)     $       0.83      $       0.85
                                           ============      ============      ============



See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries
-----------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

----------------------------------------------------------------------------------------------------------------------
                                                      Additional                                             Total
                                       Common          Paid-in          Retained         Treasury        Stockholders'
                                       Stock           Capital          Earnings           Stock             Equity
                                       -----           -------          --------           -----             ------
BALANCE
  JANUARY 1, 2000                   $     30,698     $  8,348,832     $  3,775,321      $ (1,679,274)     $ 10,475,577
                                    ============     ============     ============      ============      ============
Common stock issued:
  Stock options (39,500 shares)              197           90,240                0                 0            90,437

Net income                                     0                0        3,939,962                 0         3,939,962
                                    ------------     ------------     ------------      ------------      ------------

BALANCE
  DECEMBER 31, 2000                 $     30,895     $  8,439,072     $  7,715,283      $ (1,679,274)     $ 14,505,976
                                    ============     ============     ============      ============      ============

Treasury stock purchased:
  115,887 shares                               0                0                0          (548,005)         (548,005)

Net income                                     0                0        3,796,789                 0         3,796,789
                                    ------------     ------------     ------------      ------------      ------------

BALANCE
DECEMBER 31,2001                    $     30,895     $  8,439,072     $ 11,512,072      $ (2,227,279)     $ 17,754,760
                                    ============     ============     ============      ============      ============

Treasury stock purchased:
  13,000 shares                                0                0                0           (57,891)          (57,891)

Net loss                                       0                0       (5,027,547)                0        (5,027,547)
                                    ------------     ------------     ------------      ------------      ------------

BALANCE
DECEMBER 31,2002                    $     30,895     $  8,439,072     $  6,484,525      $ (2,285,170)     $ 12,669,322
                                    ============     ============     ============      ============      ============






See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries
-----------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

----------------------------------------------------------------------------------------------------------

                                                             2002              2001              2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $ (5,027,547)     $  3,796,789      $  3,939,962
    (Gain) loss on disposal of equipment                    1,361,740          (291,122)                0
    Depreciation and amortization                           1,446,348         1,367,276         1,058,657
    Reserve for notes receivable                                    0           195,391           450,000
    Deferred income taxes                                     518,142           (54,165)         (190,982)

    Changes in assets and liabilities:
        Accounts receivable                                 7,772,673         2,904,094       (10,005,632)
        Inventories                                          (192,633)        7,295,787        (6,829,378)
        Prepaid expenses and other assets                     405,762          (334,741)          (25,946)
        Restricted cash                                       255,758          (604,489)                0
        Accounts payable                                      594,957        (3,404,171)        4,542,474
        Accrued expenses                                   (1,019,954)          533,059         1,241,954
        Income taxes                                       (4,598,941)            6,664           146,287
                                                         ------------      ------------      ------------

           Net cash flows provided by (used in)
             operating activities                           1,516,304        11,410,352        (5,672,604)
                                                         ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                (2,997,023)       (7,558,146)       (2,421,443)
  Proceeds on sale of fixed assets                             55,000                 0                 0
  Proceeds from sale of PC Dynamics net property,
    plant and equipment                                             0         2,341,376                 0
                                                         ------------      ------------      ------------
           Net cash flows (used in) provided by
           investing activities                            (2,942,023)       (5,216,770)       (2,421,443)
                                                         ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued upon exercise of stock options                0                 0            90,437
  Credit line debt                                                  0        (5,500,000)        5,500,000
  Proceeds from long-term debt                              2,302,623         3,955,859         1,509,286
  Purchase of treasury stock                                  (57,891)         (548,005)                0
  Repayment of long-term debt                              (1,407,288)       (3,229,651)         (361,562)
                                                         ------------      ------------      ------------
          Net cash flows (used in) provided by
          financing activities                                837,444        (5,321,797)        6,738,161
                                                         ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                 (588,275)          871,785        (1,355,886)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                         2,102,784         1,230,999         2,586,885
                                                         ------------      ------------      ------------
  End of year                                            $  1,514,509      $  2,102,784      $  1,230,999
                                                         ============      ============      ============
                                                             2002              2001              2000
                                                             ----              ----              ----
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest                                             $    333,678      $    424,661      $    339,312

   Income tax payments                                       (720,000)       (2,520,133)       (2,050,000)








See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


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

      Accounts Receivable - The majority of the Company's accounts receivable are due from companies in the telecommunications industries. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

      Inventories - Inventories are carried at the lower of first-in, first-out
      (FIFO) cost or market. Substantially all the Company's inventories are work-in-process.

      Restricted Cash - In connection with the Industrial Revenue Bond the Company is required to make quarterly sinking fund payments of $325,000 per quarter. Beginning September 2002, and continuing each quarter thereafter, the balance in the sinking fund is disbursed to the bondholders.

      Derivative Instruments - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was later amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and by statement No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" (collectively, "SFAS No., 133"). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivatives and whether they qualify for hedging accounting. The Company has adopted SFAS No. 133 as of January 1, 2001. Adoption of SFAS No. 133 is recorded as a cumulative effect of a change in accounting principles and would not result in restatement of previously issued financial statements. However, the effect of adoption of SFAS No. 133 was not material.

      The Company has entered into a $4,000,000 interest rate swap agreement as a means of managing its interest rate exposure under its Industrial Revenue Bond. The agreement has the effect of converting the variable rate to a fixed rate. The interest rate swap agreement is not designated as a hedging instrument. This contract is accounted for by adjusting the carrying amount of the contract to market and recognizing the gain or loss in interest expense. In 2002, 2001 and 2000 mark to market interest expense was $92,723, $20,308 and $0, respectively.


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

      Stock Incentive Plans - The Company maintains a stock incentive plan. See
      Note 11 for additional information regarding this plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation cost is recognized for stock option grants. All options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to Stock-Based compensation. The following table also provides the amount of Stock-Based compensation cost included in net income as reported.

                                                               For the Years Ended December 31,
                                                             2002             2001             2000
                                                             ----             ----             ----
      Net income (loss) as reported                      $(5,027,547)      $3,796,789       $3,939,962
      Deduct:  Total stock-based employee
               compensation expense determined
               under the fair value based method
               for all awards, net of related tax.          467,048         229,677            44,004
                                                            -------         -------            ------
      Pro forma net income (loss)                        $(5,494,595)      $3,567,112        $3,895,958

      Earnings per share:
               Basic - as reported                         ($1.13)            $0.84             $0.86
               Basic - pro forma                            (1.24)             0.79              0.85
               Diluted - as reported                        (1.13)             0.83              0.85
               Diluted - pro forma                          (1.24)             0.78              0.84


      Shipping and Handling Fees and Costs - In September 2000, the Emerging Issues Task Force ("EITF") released Issue No.00-10, "Accounting for Shipping and Handling Fees and Costs". The Issue requires that shipping and handling costs be classified as costs of goods sold, and shipping and handling fees billed to customers be classified as revenues. Previously, the Company had netted its revenues from shipping and handling fees billed to customers against the related costs, and included the net amount as a component of cost of goods sold.

      Effective for the year ended December 31, 2000, the Company has classified all shipping and handling fees billed to customers as net sales for all periods presented.

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


      New Accounting Standards - In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses a variety of accounting practices. Its provisions related to the rescission of SFAS No. 4 (Reporting Gains and Losses from Extinguishment of Debt) are effective for fiscal years beginning after May 15, 2002. Its provisions related to SFAS No. 13 (Accounting for Leases) are effective for transactions occurring after May 15, 2002. All other provisions are effective for financial statements issued on or after May 15, 2002. SFAS No. 44 was titled "Accounting for Intangible Assets of Motor Carriers." SFAS No. 64 was titled "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements."


      The Company adopted the provisions of SFAS No. 145 that were effective as of May 15, 2002. This adoption did not have a material effect on the Company's results of operations or financial position. The Company does not expect adoption of the provisions that are effective for fiscal years beginning after May 15, 2002, to have a material effect on its results of operations or financial position.


      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." It requires recognition of costs associated with exit or disposal activities at the time they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect adoption of this statement to have a material effect on its results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." It is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect adoption of this interpretation to have a material effect on its results of operations or financial position.


      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." It amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported amounts. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) were effective for financial statements for fiscal years ending after December 15, 2002, and were adopted by the Company in 2002. This adoption did not have a material effect on the Company's results of operations or financial position. The amendment to SFAS No. 123 in paragraph 2(f) and the amendment to Opinion 28 in paragraph 3 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company does not expect adoption of these portions of the statement to have a material effect on its results of operations or financial position.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." It is an interpretation of Accounting Research Bulletin No. 51 and revises the requirements for consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period and to nonpublic enterprises as of the end of the applicable annual period. It may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is not party to any variable interest entity. It does not expect adoption of this interpretation to have a material effect on its results of operations or financial position.

      Long Lived Assets - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions," for the disposal of a segment of a business. The Company adopted SFAS No 144 in connection with its Bensenville plant and facilities.

      Basis of Presentation - Certain prior year amounts have been reclassified to conform with the 2002 presentation.

3   REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. However, the Company has sustained substantial losses from operations in 2002, and such losses have continued through the unaudited quarter ended March 31, 2003. As of December 31, 2002, the Company was in default of certain debt covenants under its Industrial Revenue Bond Agreement. On March 26, 2003, the Company entered into a Forbearance Agreement where the Company agreed to comply with all the terms and conditions and the Bank agreed to forbear on its rights to call the debt from the date of the agreement through August 31, 2003. A copy of the Forbearance Agreement is filed as Exhibit 10.11 to this Annual Report on Form 10-K and is hereby incorporated by reference.

Under the terms of the Forbearance Agreement, the Company has agreed to deposit in the Sinking Fund Account for the Industrial Bond Debt:

          (i) $1,500,000 on the earlier of (x) receipt by the Borrower of any federal tax refund or (y) April 30, 2003; and

          (ii) $500,000 on the earlier of (x) receipt by the Borrower of any state tax refund or (y) June 30, 2003; and

          (iii) $300,000 on the earlier of (x) receipt by Borrower of the proceeds of the sale of its real estate located at 215 Park Street, Bensenville, Illinois or (y) August 15, 2003.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the company's ability to obtaining additional working capital, and the refinancing its long-term debt and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Management has taken and/or plans to take the following action to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

     o    Refinance its long-term debt
     o    Obtain working capital financing
     o Hired a COO with over 25 years experience in the printed circuit market to oversee the operations of the Company to improve efficiencies and on time deliveries.
     o    Sign additional supply chain agreements with new customers in 2003
     o Hired an RF sales manager to focus on the RF business of the Company which the Company believes will add approximately $5 to $10 million of annual revenue
     o    Froze the wages of all employees effective January 1, 2003
     o    Reduce the purchase cost of raw materials, supplies and repairs.

However, there can be no assurances that the Company will be able to complete the aforementioned steps.

4.  INVENTORY

       Inventories consisted of the following:
                                                    2002             2001
                                                    ----             ----

       Raw Materials                             $  543,094       $   377,205
       Work in Process                            2,088,013         3,214,041
                                                 ----------       -----------
       Total Inventory                            2,631,107         3,591,246
       Less reserve for obsolete inventory         (874,466)       (2,027,238)
                                                 ----------       -----------
       Net Inventory                              1,756,641         1,564,008

      Inventories are valued at the lower of cost or market value and include materials, labor and manufacturing overhead. The Company writes down inventory for estimated obsolescence or unmarketability equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions were to be less favorable than projected, additional inventory write-downs may be required.

5.    SALE OF P C DYNAMICS CORPORATION

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

      On November 8, 2001, Performance Interconnect (PIC) exercised its right and purchased the facility located in Frisco, Texas per the terms of the agreement dated March 25, 1999. The Company also amended the Promissory Note with Performance Interconnect whereas PIC agreed to pay the Company $711,649 in 29 equal monthly installments of principal and interest (prime plus 1%) of $10,140.69 commencing December 15, 2001 with the entire unpaid balance of principal and interest due May 15, 2004. As of December 31, 2002, the Company collected approximately $142,000 per the terms of the new agreement.

6.    ACCRUED EXPENSES

      Accrued expenses at December 31, 2002 and 2001 were comprised of:

                                               2002               2001
                                               ----               ----
      Reserve for sales returns             $  300,000         $  844,986

      Salaries and wages                       282,073            684,205
      Commissions                               63,662            115,187
      Professional fees                        140,952            206,713
      Property and other taxes                 179,705            164,030
      Other                                    350,187            321,412
                                            ----------         ----------

      Total accrued expenses                $1,316,579         $2,336,533
                                            ==========         ==========

7.    DEBT

      The Company has debt as described below.

      Long-term debt is comprised of the following at December 31, 2002 and 2001:

                                                                  2002          2001
                                                                  ----          ----
      Industrial Revenue Bond, for the purpose of
      financing property, machinery and equipment
      located in West Chicago, Illinois.  The term is
      20 years with the first payment due July, 2002           $ 4,909,889   $ 3,955,788

      Installment note, collateralized by certain fixed
      assets, at the prime rate, payable in monthly
      principal installments of approximately $4,900
      due October 31, 2004.                                        107,740       166,506
                                                               -----------   -----------
                                                                 5,017,629     4,122,294

      Less current portion                                       5,017,629     1,378,767
                                                               -----------   -----------
      Total long-term debt                                     $         0   $ 2,743,527
                                                               ===========   ===========


      On July 26, 2001, the Company signed an agreement with the Illinois Development Finance Authority to borrow up to a maximum $8,100,000 to finance its facility in West Chicago, Illinois. Borrowings were disbursed, in accordance with the agreement, to the Company. Interest is set on a weekly basis, based upon the interest rates of comparable tax-exempt bonds under prevailing market conditions. The interest rate at December 31, 2002 was 1.49%. The term of the bond is 20 years with the first payment of $1,320,000 made in July 2002 and payments are due annually thereafter.

      The terms of the Company's long-term bank debt represent the borrowing rates currently available to the Company; accordingly, the fair value of this debt approximates its carrying amount.

      The mortgage notes are cross-defaulted and cross-collateralized. The credit agreement, as amended May 15, 2001 requires the Company to maintain a stipulated amount of tangible net worth and cash flow coverage ratio, as defined. The Company was in default with the covenants at December 31, 2002. On March 31, 2003, the Company entered into a Forbearance Agreement with Bank One, N. A., formerly known as American National Bank and Trust Company of Chicago, pursuant to which the Company agreed to comply with all the terms and conditions contained in the Forbearance Agreement and the Bank agreed to forbear from the date of the agreement to August 31, 2003 from pursuing its rights under the Reimbursement Agreement (including the right to declare the bond immediately due and payable) provided the Company complies with all the terms and conditions contained in the Forbearance Agreement. See attached Exhibit 10.11. As the Forbearance Agreement terminated on August 31, 2003, the balance of debt outstanding is presented as current.

8.    INCOME TAXES

      The provision (benefit) for income taxes consists of:

                                    2002               2001            2000
                                    ----               ----            ----

         Current                $(3,801,948)        $2,525,820      $2,196,288
         Deferred                   518,142            (54,165)       (190,982)
                                -----------         ----------      ----------

         Total                  $(3,283,806)        $2,471,655      $2,005,306
                                ===========         ==========      ==========


      The primary components comprising the net deferred tax assets (liabilities) are as follows:


                                            2002          2001         2000
                                            ----          ----         ----
      Deferred tax assets
         Receivable reserves               $ 39,000      $368,544      $117,000
         Inventory reserves                 341,042       790,623       790,623
         Accrued expenses and other         368,415       154,477       210,619
                                         ----------    ----------   -----------
               Deferred tax assets          748,457     1,313,644     1,118,242

      Valuation Allowance                         0             0             0

      Deferred tax liabilities
         Depreciation                     (616,785)     (543,961)     (522,593)
         Prepaid bond costs                     (0)     (119,869)             0
                                         ----------    ----------   -----------
           Deferred tax                   (616,785)     (663,830)     (522,593)
                                         ----------    ----------   -----------
        Net deferred tax asset           $  131,672    $  649,814   $  595,649
                                         ==========    ==========   ===========

      The effective tax (benefit) rate differs from the Federal statutory tax rate for the following reasons:

                                                      2002      2001       2000
                                                      ----      ----       ----
      Federal statutory rate                          34.0%     34.0%      34.0%
      State income taxes, net of Federal benefit       2.5       2.5        2.5
      Other adjustments                                2.9      (2.9)      (2.8)
                                                     -----     -----      -----
      Effective rate                                 (39.5)%    39.4%      33.7%
                                                     ======    ======     ======

  9.  SIGNIFICANT CUSTOMERS AND SUPPLIERS

      The percentages of net sales attributable to major customers by year were as follows:

                                    2002            2001          2000
                                    ----            ----          ----
        Customer A                   31%             90%           91%
        Customer B                   29               2             0
        Customer C                   11               2             2

      The loss of, or a substantial reduction in or change in the mix of orders from, any one of the Company's major customers could have a material adverse effect on the Company's results of operations and financial condition.

      Approximately 47%, 94% and 64% of the Company's revenues in 2002, 2001 and 2000 respectively, were related to the cellular telephone industry.

      During 2002, the largest single component of the Company's cost of goods sold was purchased printed circuit boards that accounted for approximately 43% of net sales and one manufacturer accounted for approximately
      24% of the purchased printed circuit boards. In 2001, the largest single component of the Company's cost of goods sold was purchased printed circuit boards that accounted for approximately 29% of net sales and one manufacturer accounted for approximately 60% of the purchased printed circuit boards.

      During 2002, 2001 and 2000, one manufacturer accounted for approximately 45%, 54% and 41%, respectively, of the Teflon-based laminates ("Teflon based laminate") supplied to the Company. Teflon based laminate is a significant cost component of the Company's cost of goods sold representing approximately 4.9%, 3.6%, and 4.3% of net sales during 2002, 2001 and 2000, respectively. There are only four U. S. manufacturers of Teflon based laminate. Any disruption or termination of these sources of Teflon based laminate could adversely affect the Company's operations.

10.  COMMON STOCK EQUITY

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

11.  STOCK OPTION PLAN

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

      Stock option activity under the Plan was as follows:

      --------------------------------------------------------------------------
                                         Number of Shares      Weighted Average
                                           Under Option         Exercise  Price
      --------------------------------------------------------------------------
      Balance, January 1, 2000                275,500               $5.30

      Granted                                  20,000               13.78

      Forfeited                               (20,000)               0.66

      Exercised                               (39,500)              (2.29)
      --------------------------------------------------------------------------

      Balance, December 31, 2000              236,000              $ 6.92

      Granted                                 235,000                7.50

      Forfeited                               (69,375)               7.44

      Exercised                                     0                   0
      --------------------------------------------------------------------------

      Balance, December 31, 2001              401,625              $ 7.17

      Granted                                  92,000                4.50

      Forfeited                               (81,050)               3.99

      Exercised                                     0                   0
      --------------------------------------------------------------------------

      Balance, December 31, 2002              412,575              $ 7.20

      Exercisable at year-end:

         2000                                 216,000              $ 4.40
         2001                                 221,000                6.45
         2002                                 191,894                9.84

      The weighted average exercise price of the options granted in 2002 were $4.50.The weighted average exercise price of the options granted in 2001 were $7.50. The weighted average exercise prices of the options granted in 2000 were $13.78. The range of exercise prices of the 412,575 options outstanding at December 31, 2002 is $4.50 to $13.78 and the weighted average remaining contractual life is 6 years. At December 31, 2002, 1,087,425 shares were available for grant.

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

                                              2002          2001         2000
                                              ----          ----         ----
      Net income(loss)
         As reported                      $(5,027,547)   $3,796,789   $3,939,962
         Pro forma                         (5,494,595)    3,567,112    3,895,958

      Basic net income (loss) per share
         As reported
              Basic                            $(1.13)        $0.84        $0.86
              Diluted                           (1.13)         0.83         0.85

         Pro forma
              Basic                             (1.24)         0.79         0.85
              Diluted                           (1.24)         0.78         0.84

      Options outstanding and exercisable at December 31, 2002, by price range:

                                                        Outstanding
                                     ------------------------------------------------
         Range of                    Weighted average                                     Exercisable
         exercise                        Remaining        Weighted average              Weighted average
          prices          Shares     contractual life      exercise price     shares     exercise price
          ------          ------     ----------------     ----------------    -------   ----------------
      $ 4.00 to 4.50      75,000           9.0                 $ 4.50               0       $ 0.00
        4.51 to 7.35     130,000           3.2                   7.04         122,500         7.05
        7.36 to 7.44     117,575           8.0                   7.44           4,394         7.44
       7.45 to 14.00      90,000           5.0                   9.35          65,000         8.89
                         -------                                              -------
                         412,575                                              191,894


      The weighted average fair value of options granted in 2002, and 2001 was $4.50 and $7.50, respectively, and was estimated at the grant date using the Black-Scholes options pricing model with the following weighted average assumptions: expected volatility of 131% and 136%, respectively: risk free interest rate of 4.39% and 4.92%, respectively; expected life of 10 and 10 years respectively; and no dividend yield.


12.   EMPLOYEE BENEFIT PLAN

      The Company maintains a defined contribution retirement plan covering substantially all full-time employees. The plan allows for employees to defer up to 15% of their pretax annual compensation, as defined in the plan. The Company will match up to 25% of the first 4% of base compensation that a participant contributes. The Company matching contributions were $18,993, $17,967 and $15,711 for 2002, 2001 and 2000.
      Additionally, the Company may contribute discretionary amounts. There were no discretionary contributions for 2002 and 1999. The Company discretionary contribution for 2001 was $104,531.

13.   LEASE COMMITMENTS

      The Company rents manufacturing and administrative space under operating leases. Rent expense under these leases for the years ended December 31, 2002, 2001 and 2000 was $71,600, $100,200, and $96,000, respectively.

      Future minimum annual lease commitments at December 31, 2002 are as follows:

      Year
      ----
      2003              $  60,000
      2004              $  60,000
      2005              $  30,000

14.   LITIGATION

      The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

15.   ENVIRONMENTAL MATTERS

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

16.   RESTRUCTURING CHARGES

      In September 2002, the Company moved its entire operations, including its headquarters, from its Bensenville, Illinois location to West Chicago, Illinois. In September, 2002 the Company recorded restructuring expenses of $1,752,000. Restructuring expenses include costs associated with the closing, cleanup and disposition of the Bensenville facilities. These expenses include (1) the net write-down and disposal of approximately $986,000 of specific assets that were not required at the West Chicago facility, (2) cleanup, sale and related expenses of $680,000 for the Bensenville facilities and (3) severance payments of $86,000.




      * * * * * *

M~WAVE, Inc. and Subsidiaries


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------


Set forth below is a summary of the Company's unaudited quarterly results for each quarter during 2002 and 2001. In management's opinion, these results have been prepared on the same basis as the audited financial statements contained elsewhere herein and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods when read in conjunction with the financial statements and notes thereto.

                                                         Three Months Ended
                                      -------------------------------------------------------------
                                         March 31,     June 30,      September 30,     December 31,
                                           2002          2002            2002              2002
                                           ----          ----            ----              ----
Net sales                             $  8,313754     $ 7,296,369     $ 3,787,531      $ 3,070,029
Gross profit (loss)                     1,615,781         920,001      (2,749,756)      (2,111,882)
Net income (loss)                         343,277           8,769      (3,332,591)      (2,047,001)
Weighted average shares                 4,456,294       4,448,746       4,443,294        4,443,294
Basic earnings (loss) per share              0.08            0.00           (0.75)           (0.46)
Diluted shares                          4,486,499       4,467,731       4,443,294        4,443,294
Diluted earnings (loss) per share            0.08            0.00           (0.75)           (0.46)

                                                         Three Months Ended
                                      -------------------------------------------------------------
                                         March 31,     June 30,      September 30,     December 31,
                                           2001          2001            2001              2001
                                           ----          ----            ----              ----
Net sales                             $22,526,120     $15,448,962     $ 8,611,111      $ 8,238,239
Gross profit                            4,937,066       2,345,481       1,676,584        1,412,463
Net income                              2,075,975         772,623         478,865          469,326
Weighted average shares                 4,572,184       4,572,184       4,544,689        4,456,932
Basic earnings per share                     0.45            0.17            0.11             0.11
Diluted shares                          4,651,423       4,600,895       4,570,031        4,456,932
Diluted earnings per share                   0.45            0.17            0.10             0.11


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

                          FINANCIAL STATEMENT SCHEDULES
                                   Schedule II

                          M~Wave, Inc. and Subsidiaries
                Schedule II - Reserve for Inventory Obsolescence
              For the years ended December 31, 2002, 2001 and 2000


                    Balance at      Charged to                        Balance at
        Year       Beginning of      costs and                          end of
                     period          expenses        Deductions         period
                     ------          --------        ----------         ------
        2002       $2,027,000       $  662,000       $1,815,000       $  874,000
        2001        2,027,000          758,290          758,290        2,027,000
        2000          137,000        1,890,000                0        2,027,000



                          M~Wave, Inc. and Subsidiaries
                  Schedule II - Allowance for Doubtful Accounts
              For the years ended December 31, 2002, 2001 and 2000


                   Balance at      Charged to                      Balance at
        Year      Beginning of     costs and                         end of
                     period         expenses     Deductions(a)       period
                     ------         --------     -------------       ------
        2002        $100,000        $  5,048        $  5,048        $100,000
        2001        $100,000        $      0        $      0        $100,000
        2000        $ 10,000        $ 90,000        $      0        $100,000






      (a) Accounts charged off as uncollectable, less recovery

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 M~WAVE, Inc.

                                                 By: /s/ Joseph A. Turek
                                                 -----------------------------
                                                     Joseph A. Turek
                                                     Chairman of the Board,
                                                     Chief Executive Officer
                                                     March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Joseph A. Turek                                  /s/ Gregory E. Meyer
--------------------------                           -------------------------
Joseph A. Turek                                      Gregory E. Meyer
Director                                             Director
March 31, 2003                                       March 31, 2003


/s/ Lavern D. Kramer                                 /s/ Gary Castagna
--------------------------                           -------------------------
Lavern D. Kramer                                     Gary Castagna
Director                                             Director
March 31, 2003                                       March 31, 2003


/s/ Paul H. Schmitt                                  /s/ Don Lepore
--------------------------                           -------------------------
Paul H. Schmitt                                      Don Lepore
Treasurer and Secretary                              Director
(Principal Accounting and                            March 31, 2003
Financial Officer)
March 31, 2003

                                 CERTIFICATIONS

         I, Joseph A. Turek, Chairman and Chief Executive Officer of M-Wave, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K of M-Wave, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                    By:         /s/ Joseph A. Turek
                                       --------------------------------------
                                                JOSEPH A. TUREK
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                 CERTIFICATIONS

         I, Paul H. Schmitt, Chief Financial Officer of M-Wave, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K of M-Wave Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                     By:         /s/ Paul H. Schmitt
                                        -------------------------------------
                                                 PAUL H. SCHMITT
                                             CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit
  No.                                    Description                                    Page
-------                                  -----------                                    ----
  2.1       Exchange Agreement, dated as of January 31, 1992, among Poly                    *
            Circuits, Inc., Joel S. Dryer, Joseph A. Turek and the Company

  3.1       Certificate of Incorporation of the Company                                     *

  3.2       Bylaws of the Company                                                           *

 10.1       Amended and restated M~Wave, Inc. 1992 Stock Option Plan                      ***

 10.2       Construction Loan Note, dated January 10, 1996, by and among the
            Company, P C Dynamics and American National Bank and Trust Company.           ***

 10.3       Stock Purchase Agreement dated December 18, 1998 by and between the
            Company and First Chicago Equity Corporation.                               *****

 10.4       Stock Purchase Agreement dated December 18, 1998 by and between
            the Company and Cross Creek Partners II.                                    *****

 10.5       Warrant dated December 18, 1998 issued to First Chicago Equity              *****

 10.6       Warrant dated December 18, 1998 issued to Cross Creek Partners II           *****

 10.7       Employment Agreement dated January 29, 2001 between
            the Company and Joseph A. Turek                                            ******

 10.8       Employment Agreement dated January 29, 2001 between
            the Company and Paul H. Schmitt                                            ******

 10.9       Loan Agreement dated July 1, 2001 between the Illinois
            Development Finance Authority and the Company                             *******

10.10       Forbearance Agreement dated November 8, 2002 between
            the Company and Bank One, N.A., formerly known as
            American National Bank & Trust Company of Chicago                        ********

10.11       Forbearance Agreement dated March 31, 2003 between
            the Company and Bank One, N.A., formerly known as
            American National Bank & Trust Company of Chicago                           63-66

10.12       Employment Agreement dated January 7, 2003 between
            the Company and Robert O'Connell                                            67-76

10.13       Employment Agreement dated January 29, 2003 between
            the Company and Paul H. Schmitt                                             77-84

   21       Subsidiaries                                                                   61

 24.1       Consent of Grant Thornton LLP                                                  62

 99.1       Certification Pursuant to 18 U.S.C. Section 135D, as adopted
            pursuant to section 906 of the Sarbanes-Oxley Act of 2002.                     59

 99.2       Certification Pursuant to 18 U.S.C. Section 135D, as adopted
            pursuant to section 906 of the Sarbanes-Oxley Act of 2002.                     60

      *Incorporated herein by reference to the applicable exhibit to Registrants
       Registration Statement on Form S-1 (Registration No. 33-45499)

      ***Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10-K for year ended December 31, 1995.

      *****Incorporated herein by reference to the applicable exhibit report on Form 8-K dated December 18, 1998.

      ******Incorporated herein by reference to the applicable exhibit report to the Registrants quarterly report on form 10-Q for the quarter ended March 31, 2001.

      *******Incorporated herein by reference to the applicable exhibit report to the Registrants quarterly report on form 10-Q for the quarter ended June 30, 2001

      ********Incorporated herein by reference to the applicable exhibit report to the Registrants quarterly report on form 10-Q for the quarter ended September 30, 2002