Form 10-Q
period 2003-03-31
M WAVE INC
filed 2003-05-14
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003                 Commission File No. 0-19944

                                  M~WAVE, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 36-3809819
      (State or other jurisdiction of                  (I.R.S. Employer
      Incorporation or organization)                  identification No.)

475 Industrial Drive, West Chicago, Illinois                60185
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

Yes |X|  No | |

Indicate by check mark whether the Registrant is an           Yes      No
accelerated filer(as defined by rule 12b-6 of the Act)        | |     |X|

The registrant has 4,443,294 shares of common stock outstanding at May 12, 2003.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                  M~WAVE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                      DECEMBER 31              MARCH 31
                                                                                          2002                   2003
                                                                                     ------------            ------------
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ............................................           $  1,514,509            $  3,371,848
    Accounts receivable, net of allowance for doubtful accounts,
     2002- $100,000: 2003- $100,000 ......................................              1,901,999               1,781,474
    Inventories ..........................................................              1,756,641               1,733,185
    Refundable income taxes ..............................................              4,446,010               1,746,243
    Deferred income taxes ................................................                748,457                 748,457
    Prepaid expenses and other ...........................................                 31,582                  52,130
    Restricted cash ......................................................                348,731                 676,075
                                                                                     ------------            ------------
        Total current assets .............................................             10,747,929              10,109,412
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements .....................................              5,522,765               4,177,238
    Machinery and equipment ..............................................              9,248,688               4,014,000
                                                                                     ------------            ------------
        Total property, plant and equipment ..............................             14,771,453               8,191,238
    Less accumulated depreciation ........................................             (2,760,441)                      0
                                                                                     ------------            ------------
        Property, plant and equipment-net ................................             12,011,012               8,191,238
ASSETS TO BE DISPOSED OF, NET ............................................                568,701                 568,701
                                                                                     ------------            ------------
TOTAL ....................................................................           $ 23,327,642            $ 18,869,351
                                                                                     ============            ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .....................................................           $  3,707,327            $  4,751,224
    Accrued expenses .....................................................              1,316,579               1,204,420
    Current portion of long-term debt ....................................              5,017,629               4,998,401
                                                                                     ------------            ------------
        Total current liabilities ........................................             10,041,535              10,954,045

DEFERRED INCOME TAXES ....................................................                616,785                 616,785
LONG-TERM DEBT ...........................................................                      0                       0
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued ...........................................                      0                       0
    Common stock, $.005 par value; authorized, 10,000,000 shares
      6,179,112 shares issued and 4,443,294 shares outstanding
      at December 31, 2002, 6,179,112 shares issued and 4,443,294
      shares outstanding at March 31, 2003 ...............................                 30,895                  30,895
    Additional paid-in capital ...........................................              8,439,072               8,439,072
    Retained earnings ....................................................              6,484,525               1,113,724
    Treasury stock, at cost, 1,735,815 shares, at December 31, 2002
     and 1,735,815 shares at March 31, 2003  .............................             (2,285,170)             (2,285,170)
                                                                                     ------------            ------------
        Total stockholders' equity .......................................             12,669,322               7,298,521
                                                                                     ------------            ------------
TOTAL ....................................................................           $ 23,327,642            $ 18,869,351
                                                                                     ============            ============

                 See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three months ended March 31,
                                                                 --------------------------------
                                                                    2002                  2003
                                                                 -----------          -----------
Net sales .............................................          $ 8,313,754          $ 3,205,045
Cost of goods sold ....................................            6,697,973            4,932,871
                                                                 -----------          -----------
  Gross profit (loss) .................................            1,615,781           (1,727,826)
                                                                 -----------          -----------

Operating expenses:
  General and administrative ..........................              593,276              577,147
  Selling and marketing ...............................              482,058              366,949
  Impairment of building and equipment ................                    0            3,577,735
                                                                 -----------          -----------
    Total operating expenses ..........................            1,075,334            4,521,831
                                                                 -----------          -----------

  Operating income (loss) .............................              540,447           (6,249,657)

Other income (expense):
  Interest income .....................................               62,893               40,647
  Interest expense ....................................              (42,265)             (50,124)
                                                                 -----------          -----------
    Total other income (expense) ......................               20,628               (9,477)
                                                                 -----------          -----------

    Income (loss) before income  taxes ................              561,075           (6,259,134)

Provision (credit) for income taxes ...................              217,798             (888,333)
                                                                 -----------          -----------

Net income (loss) .....................................          $   343,277          ($5,370,801)
                                                                 ===========          ===========

Weighted average shares outstanding                                4,456,294            4,443,294

Basic earnings (loss) per share                                  $      0.08               ($1.21)

Diluted shares outstanding                                         4,486,499            4,443,294

Diluted earnings (loss) per share                                $      0.08               ($1.21)

                 See notes to consolidated financial statements.

                                  M~WAVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three month ended March 31,
                                                                                  ----------------------------------
                                                                                      2002                   2003
                                                                                  -----------            -----------
OPERATING ACTIVITIES:
  Net income (loss) ...................................................           $   343,277            ($5,370,801)
  Adjustments to reconcile net income to net cash flows
    from operating activities:
      Depreciation and amortization ...................................           $   378,000            $   294,600
      Impairment of building and equipment ............................           $         0            $ 3,577,735
    Changes in assets and liabilities:
      Accounts receivable-trade .......................................           $ 2,196,017            $   120,525
      Inventories .....................................................           ($1,364,750)           $    23,456
      Income taxes ....................................................             ($292,202)           $ 2,699,767
      Prepaid expenses and other assets ...............................           $    32,858               ($20,548)
      Restricted cash .................................................             ($365,149)             ($327,344)
      Accounts payable ................................................           $   822,970            $ 1,043,897
      Accrued expenses ................................................             ($309,658)             ($112,159)
                                                                                  -----------            -----------
         Net cash flows provided by operating activities ..............           $ 1,441,363            $ 1,929,128
                                                                                  -----------            -----------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment ...........................           ($1,201,951)              ($52,561)
                                                                                  -----------            -----------
         Net cash flows used in investing activities ..................           ($1,201,951)              ($52,561)
                                                                                  -----------            -----------

FINANCING ACTIVITIES:
  Long term debt ......................................................           $   717,090            $         0
  Payments on short and  long term debt ...............................              ($14,691)              ($19,228)
                                                                                  -----------            -----------
         Net cash flows provided by (used in) financing activities ....           $   702,399               ($19,228)
                                                                                  -----------            -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................           $   941,811            $ 1,857,339

CASH AND CASH EQUIVALENTS - Beginning of period .......................           $ 2,102,784            $ 1,514,509
                                                                                  -----------            -----------
CASH AND CASH EQUIVALENTS - End of period .............................           $ 3,044,595            $ 3,371,848
                                                                                  ===========            ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest ..........................           $    42,226            $    50,124
    Income tax payments(refunds) ......................................           $   510,000            ($3,588,099)

                 See notes to consolidated financial statements.

                                   M~WAVE,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2002 filed March 31, 2003.

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

      The Company received its federal tax refund on March 31, 2003 and deposited $1,500,000 in the sinking fund in April 2003 as required.

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

      Management has taken and/or plans to take the following action to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

-     Refinance its long-term debt

-     Obtain working capital financing

-     Sign additional supply chain agreements with new customers in 2003

- Hired an RF sales manager to focus on the RF business of the Company which the Company believes will add approximately $5 to $10 million of annual revenue

-     Froze the wages of all employees effective January 1, 2003

-     Reduce the purchase cost of raw materials, supplies and repairs.

      However, there can be no assurances that the Company will be able to complete the aforementioned steps.

4. INVENTORIES

      Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Substantially all the Company's inventories are in work in process.

5. DEBT

      The Company has an installment loan of $93,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

      On July 26, 2001, the Company signed an agreement with the Illinois Development Finance Authority to borrow up to a maximum $8,100,000 to finance its facility in West Chicago, Illinois. Borrowings can be disbursed, in accordance with the agreement, to the Company for up to three years. Interest is set on a weekly basis, based upon the interest rates of comparable tax-exempt bonds under prevailing market conditions. The interest rate at March 31, 2003 was 1.45%. The term of the bond is 20 years with the first payment of $1,320,000 due and made in July 2002 and payments are due annually thereafter.

The terms of the Company's long-term bank debt represent the borrowing rates currently available to the Company; accordingly, the fair value of this debt approximates its carrying amount.

The mortgage notes are cross-defaulted and cross-collateralized. The credit agreement, as amended May 15, 2001 requires the Company to maintain a stipulated amount of tangible net worth and cash flow coverage ratio, as defined. The Company was in default with the covenants at September 30, 2002, December 31, 2002 and March 31, 2003. On March 31, 2003, the Company entered into a Forbearance Agreement with Bank One, N. A., formerly known as American National Bank and Trust Company of Chicago, pursuant to which the Company agreed to comply with all the terms and conditions contained in the Forbearance Agreement and the Bank agreed to forbear from the date of the agreement to August 31, 2003 from pursuing its rights under the Reimbursement Agreement (including the right to declare the bond immediately due and payable) provided the Company complies with all the terms and conditions contained in the Forbearance Agreement. As the Forbearance Agreement terminates on August 31, 2003, the balance of the debt outstanding is presented as current. As of May 6, 2003 the Company believes that it is in compliance of the Forbearance Agreement dated March 31, 2003.

      The Company had a line of credit agreement, which expired on May 15, 2002.

6. LITIGATION

      The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

7. SIGNIFICANT EVENTS

      The Company announced on May 8, 2003 the following steps it is immediately taking in an effort to reposition the Company and improve its liquidity:

            - the layoff of approximately 44 of the Company's 126 employees. Mainly in the production segment of the Company's business;

            - pursuing the sale of certain fixed assets no longer being used at the Company's Bensenville facility;

            - pursuing hardship requests for accelerated payment of anticipated state tax refunds of approximately $900.000.

            - engaged Jim Mayer, the managing member of Credit Support International, LLC of Texas to assist the Company's management.

      The Company announced that Robert O'Connell, the chief operating officer, has resigned by mutual agreement from the Company to pursue other interests. In the interim, Mr. Turek, the Chief Executive Officer, will assume Mr. O'Connell's daily responsibilities.

8. IMPAIRMENT OF LONG-LIVED ASSETS TO BE HELD AND USED

      The Company recorded impairment of building, plant and equipment charges in the first quarter of 2003 of $3,578,000. The charge was recorded to comply with FASB statement No. 144, which states (a) recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure the impairment losses the difference between the carrying amount and the fair value of the asset. The Company estimated the fair value of the real estate at $4,000,000 and the machinery and equipment at $4,014,000. This resulted in a write-down of the assets of $3,578,000. This amount could change pending a final appraisal, which is expected to be completed on May 23, 2003.

9. STOCK-BASED COMPENSATION

Effective for fiscal 2003, the Company adopted the disclosure requirements under SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," as an amendment to SFAS No. 123.

Stock-based employee compensation, including stock options, for the three months ended March 31, 2003 and 2002 was accounted for under the intrinsic value-based method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, no compensation expense was recognized for those stock options that had no intrinsic value on the date of grant.

      If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 net earnings would have decreased, resulting in pro forma net earnings (loss) and EPS as presented below:

                                                       THREE MONTHS
                                                      ENDED MARCH 31,
                                              ---------------------------------
                                                   2003                2002
                                              -------------       -------------
Net earnings (loss), as reported              $  (5,370,801)      $     343,277
Deduct: Stock-based employee
        compensation expense, net
        of related tax effects,
        determined under fair-value
        method for all awards                       (74,653)            (63,856)
                                              -------------       -------------
Pro forma net earnings (loss)                 $  (5,445,454)      $     279,421
                                              =============       =============
EPS, as reported
  Basic                                       $       (1.21)      $        0.08
  Diluted                                             (1.21)               0.08
Pro forma EPS
  Basic                                       $       (1.23)      $        0.06
  Diluted                                             (1.23)               0.06

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED MARCH 31, 2003 COMPARED TO THE QUARTER ENDED MARCH 31, 2002

NET SALES

      Net sales were $3,205,000 for the quarter ended March 31, 2003, a decrease of $5,109,000 or 159% below the first quarter of 2002. The decrease in net sales is directly related to a drop in demand in the telecom industry. Virtual Manufacturing accounted for approximately $2,514,000 of net sales or 78% in the first quarter of 2003 compared to $6,424,000 of net sales or 77% in the first quarter of 2002.

      Net sales to Westell were $1,507,000 in the first quarter of 2003 compared to $874,000 in the first quarter of 2002. Net sales to Celestica were $105,000 in the first quarter of 2003 compared to $5,588,000 in the first quarter of 2002. The reduction in net sales with Celestica is related to the completion of a specific project. Net sales to Federal Signal were $235,000 in the first quarter of 2003. Federal Signal first signed a contract with the Company in February 2002.

GROSS PROFIT AND COST OF GOODS SOLD

      The Company's gross loss for the first quarter of 2003 was ($1,728,000) compared to a gross profit of $1,616,000 for the first quarter of 2002. The decrease in gross profit is a result of the decrease in net sales, under utilization of the manufacturing facility and a drop in demand in the telecom industry.

OPERATING EXPENSES

      General and administrative expenses were $577,000 or 18.0% of net sales in the first quarter of 2003 compared to $593,000 or 7.1% of net sales in the first quarter of 2002. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Payroll related expenses were up $62,000. Professional services, which include legal and auditing fees, were down $45,000.

      Selling and marketing expenses were $367,000 or 11.4% of net sales in the first quarter of 2003 compared to $482,000 or 5.8% of net sales in the first quarter of 2002. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations were down $46,000. Payroll related expenses were down $30,000 with the addition of regional sales managers and support staff.

      The Company recorded impairment of building, plant and equipment charges in the first quarter of 2003 of $3,578,000. The charge was recorded to comply with FASB statement No. 144, which states (a) recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure the impairment losses the difference between the carrying amount and the fair value of the asset. The Company estimated the fair value of the real estate at $4,000,000 and the machinery and equipment at $4,014,000. This resulted in a write-down of the assets of $3,578,000. This amount could change pending a final appraisal, which is expected to be completed on May 23, 2003.

OPERATING INCOME

      Operating loss was ($6,250,000) in the first quarter of 2003 compared to an operating income of $540,000 or 6.5% of net sales in the first quarter of 2002, a decrease of $6,790,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold and operating expenses as discussed above. The change in operating income can be summarized as follows:

Decrease in net sales                                   ($993,000)
Decrease in gross margin                               (2,350,000)
Impairment of building and equipment                   (3,578,000)
Decrease in operating expenses                            131,000
                                                      -----------

Decrease in operating income                          ($6,790,000)

INTEREST INCOME

      Interest income from short-term investments was $41,000 in the first quarter of 2003 compared to $63,000 in the first quarter of 2002.

INTEREST EXPENSE

      Interest expense, primarily related to the Industrial Revenue Bond was $50,000 in the first quarter of 2003 compared to $42,000 in the first quarter of 2002.

INCOME TAXES

      In the first quarter of 2003, the Company had an effective tax credit of 14.2% compared to an effective tax rate of 38.8% in the first quarter of 2002. The Company's tax credit is limited to expected tax refunds of approximately $888,000 for 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operations was $1,929,000 for the first three months of 2003 compared to $1,441,000 for the first three months of 2002. Inventories decreased $121,000. The Company received approximately $3,588,000 in Income tax refunds. Accounts payable increased $1,043,000. Depreciation and amortization was $295,000.

Capital expenditures were $53,000 in the first quarter of 2003 compared to $1,202,000 in the first quarter of 2002. The Company has limited plans for capital expenditures in 2003.

The Company completed financing of $8,100,000 from the Illinois Development Finance Authority's 2001 maximum limit on tax-exempt private activity bonds to finance its facility in West Chicago, Illinois on July 26, 2001. The bond replaced approximately $2,865,000 of credit line debt, which had an interest rate of 6% at the time. The interest on the bond is set weekly: the current rate for the week ending May 7, 2003 was approximately 1.65%. The term of the loan is 20 years. The outstanding balance as of March 31, 2003 was $4,905,000. The Company is required to pay $1,320,000 each year through quarterly sinking fund payments of $325,000. The next payment of $1,320,000 is due in the third quarter of 2003. The Company has been making quarterly sinking fund payments of $325,000, except that the December quarterly payment was not made until February 2003. The Company deposited $325,000 in the first quarter of 2003 and an additional $1,500,000 in April 2003 into the sinking fund for the Company's outstanding industrial bond debt account per the terms of its Forbearance Agreement with Bank One. The outstanding balance of the industrial bond debt dropped to approximately $2,750,000 net of the sinking fund. The Company's cash balance was approximately $456,000 as of May 7, 2003

The Company also entered into a five-year agreement on September 4, 2001 with American National Bank and Trust Company of Chicago hedging $4,000,000 of the Industrial Bond Debt at a 4.24% rate of interest.

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

The Company was not in compliance with certain financial covenants for the year ended December 31, 2002 relating to the Company's industrial bond debt. On March 31, 2003, the Company entered into a Forbearance Agreement with Bank One, N. A., formerly known as American Bank and Trust Company of Chicago, pursuant to which the Company agreed to comply with all of the terms and conditions contained in the Forbearance Agreement and the Bank agreed to forbear from the date of the agreement to August 31, 2003 from pursuing its rights under the Reimbursement Agreement (including the right to declare the bond immediately due and payable) provided the Company complies with all of the terms and conditions contained in the Forbearance Agreement

Under the terms of the Forbearance Agreement, the Company has agreed to deposit in the Sinking Fund Account for the Industrial Bond debt:

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

The Company received its federal tax refund on March 31, 2003 and deposited $1,500,000 in the sinking fund in April 2003 as required. The Company must satisfy the remaining terms of the Forbearance Agreement by depositing in the Sinking Fund account $500,000 by June 30, 2003 and an additional $300,000 by August 15, 2003. The Company must also make the regularly scheduled quarterly sinking fund payments of $325,000. The Company is pursuing hardship requests for accelerated payments of anticipated state tax refunds of approximately $900,000. The Company is also in discussions with third parties concerning the sale of certain fixed assets no longer being used at the Company's Bensenville facility. The Company's ability to comply with the terms of the Forbearance Agreements will depend upon the amount and timing of the aforementioned tax refund and asset sales, which are subject to factors that are beyond the Company's control. If the Company does not comply with the terms of the Forbearance Agreement, the lender may declare the entire amount of the bond immediately due and payable.

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

The Company's ability to make scheduled principal and interest payments on, or to refinance, its indebtedness, or to fund working capital and anticipated capital expenditures will depend on the Company's future performance, which is subject to general economic, financial, competitive and other factors that are beyond its control. The Company's ability to fund operating activities is also dependent upon (a) the Company's anticipated receipt of $900,000 in state tax refunds during 2003, (b) proceeds of anticipated sales of fixed assets no longer required at the Company's Bensenville facility, (c) the Company's ability to refinance the industrial bond debt and/or continue to enter into forbearance agreements beyond August 31, 2003, if necessary relating to such debt, (d) the Company's ability to effectively manage its expenses in relation to revenues and
(e) the Company's ability to access external sources of financing. The Company has been unable to date to secure additional financing and/or refinancing of the industrial bond debt. The Company announced on May 8, 2003 that it had a layoff of approximately 44 of the Company's 126 employees, mainly in the production segment of the Company's business.

There can be no assurances that the steps being taken by the Company, even if successfully completed, will enable the Company to comply with the terms of the Forbearance Agreement and/or fund the Company's working capital requirements. Moreover, even if the Company is able to comply with the terms of the Forbearance Agreement, There can be no assurance that Bank One and the Company will continue to enter into forbearance agreements beyond August 31, 2003 or that the Company will be able to fund its working capital needs.

The Company has an installment loan of $93,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate (4.25% at March 31, 2003). The loan is payable in monthly installments of principal and interest and is due October 2004.

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

Default Under Industrial Bond Debt

The Company was not in compliance with certain financial covenants for the year ended December 31, 2002 relating to the Company's industrial bond debt. On March 31, 2003, the Company entered into a Forbearance Agreement with Bank One, N. A., formerly known as American Bank and Trust Company of Chicago, pursuant to which the Company agreed to comply with all of the terms and conditions contained in the Forbearance Agreement and the Bank agreed to forbear from the date of the agreement to August 31, 2003 from pursuing its rights under the Reimbursement Agreement (including the right to declare the bond immediately due and payable) provided the Company complies with all of the terms and conditions contained in the Forbearance Agreement

Under the terms of the Forbearance Agreement, the Company has agreed to deposit in the Sinking Fund Account for the Industrial Bond debt:

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

The Company received its federal tax refund on March 31, 2003 and deposited $1,500,000 in the sinking fund in April 2003 as required. The Company must satisfy the remaining terms of the Forbearance Agreement by depositing in the Sinking Fund account $500,000 by June 30, 2003 and an additional $300,000 by August 15, 2003. The Company must also make the regularly scheduled quarterly sinking fund payments of $325,000. The Company is pursuing hardship requests for accelerated payments of anticipated state tax refunds of approximately $900,000. The Company is also in discussions with third parties concerning the sale of certain fixed assets no longer being used at the Company's Bensenville facility. The Company's ability to comply with the terms of the Forbearance Agreements will depend upon the amount and timing of the aforementioned tax refund and asset sales, which are subject to factors that are beyond the Company's control. If the Company does not comply with the terms of the Forbearance Agreement, the lender may declare the entire amount of the bond immediately due and payable.

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

Liquidity

The Company's ability to make scheduled principal and interest payments on, or to refinance, its indebtedness, or to fund working capital and anticipated capital expenditures will depend on the Company's future performance, which is subject to general economic, financial, competitive and other factors that are beyond its control. The Company's ability to fund operating activities is also dependent upon (a) the Company's anticipated receipt of $900,000 in state tax refunds during 2003, (b) proceeds of anticipated sales of fixed assets no longer required at the Company's Bensenville facility, (c) the Company's ability to refinance the industrial bond debt and/or continue to enter into forbearance agreements beyond August 31, 2003, if necessary relating to such debt, (d) the Company's ability to effectively manage its expenses in relation to revenues and
(e) the Company's ability to access external sources of financing. The Company has been unable to date to secure additional financing and/or refinancing of the industrial bond debt. The Company announced on May 8, 2003 that it had a layoff of approximately 44 of the Company's 126 employees, mainly in the production segment of the Company's business.

There can be no assurances that the steps being taken by the Company, even if successfully completed, will enable the Company to comply with the terms of the Forbearance Agreement and/or fund the Company's working capital requirements. Moreover, even if the Company is able to comply with the terms of the Forbearance Agreement, There can be no assurance that Bank One and the Company will continue to enter into forbearance agreements beyond August 31, 2003 or that the Company will be able to fund its working capital needs.

Dependence on Major Customers

The Company's three largest customers accounted for 58% of the Company's net sales in the first quarter of 2003. The Company expects that a small number of customers will continue to account for a substantial majority of its sales and that the relative dollar amount and mix of products sold to any of these customers can change significantly from year to year. There can be no assurance that the Company's major customers will continue to purchase products from the Company at current levels, or that the mix of products purchased will be in the same ratio. The loss of the Company's largest customer or a change in the mix of product sales would have a material adverse effect on the Company.

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

Fluctuations in Quarterly Operating Results

Our quarterly results of operations are subject to significant variation for a variety of reasons, including the following:

The timing and volume of our customers' orders;
Price and product competition;
Changes in mix of products we sell;
The levels at which we utilize our manufacturing capacity;
Our level of experience in manufacturing a particular product;
Manufacturing process yields; and
Raw material availability.

Each of these factors has had in the past, and may have in the future, an adverse effect on our quarterly operating results. In addition, a significant portion of our operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfalls may magnify the adverse impact of such revenue shortfalls of our results of operations. As a result, our operating results may vary significantly from one quarter to the next.

Environmental Laws

We are required to comply with all federal, state, county and municipal regulations regarding protection of the environment. Printed circuit board manufacturing requires the use of a variety of materials, including metals and chemicals. Water used in the printed circuit board manufacturing process must be treated to remove metal particle and other contaminants before it can be discharged into the municipal sanitary sewer system. As a result, we are subject to various federal, state, local and foreign environmental laws and regulations, including those governing storage, use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing processes. Although we believe our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to our facilities or operations. We may be responsible for the cleanup of any contamination discovered at our current and former manufacturing facilities and could be subject to revocation of permits necessary to conduct business. Further, we cannot guaranty that additional environmental matters will not arise in the future at sites where no problem is currently known or at sites that we may acquire in the future.

Common Stock: Possible De-listing

The market value of our publicly held shares has fallen below the minimum market value of $5.0 million as required by the Nasdaq National Market on which our common stock is currently listed. On May 8, 2003 the Company was approved for inclusion in the Nasdaq SmallCap Market. The Company will to be trading on the Nasdaq SmallCap market under the symbol "MWAV."

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

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            99.1 Certification pursuant to 18 U.S.C. Section 135O, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification pursuant to 18 U.S.C. Section 135O, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            (1)   A current report on Form 8-K was filed on May 9, 2003 under item 5 reduction in workforce and the resignation of the Company's COO, Robert O'Connell

                                    SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             M~WAVE,INC.


Date: May 12, 2003                                     /s/ PAUL H. SCHMITT
                                                    ----------------------------
                                                         Paul H. Schmitt
                                                     Chief Financial Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003


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

Date: May 12, 2003


                                           By:     /s/ Paul H. Schmitt
                                              -------------------------------
                                                     PAUL H. SCHMITT
                                                CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

  EXHIBIT
     NO.                                      DESCRIPTION                                                   PAGE
  -------               --------------------------------------------------------                            ----
    2.1                 Exchange Agreement, dated as of January 31, 1992, among
                        Poly Circuits, Inc., Joel S. Dryer, Joseph A. Turek and
                        the Company                                                                           *

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

    10.11               Forbearance Agreement dated March 31, 2003 between the
                        Company and Bank One, N.A., formerly known as American
                        National Bank & Trust Company of Chicago                                         *********

    10.12               Employment Agreement dated January 7, 2003 between the
                        Company and Robert O'Connell                                                     *********

    10.13               Employment Agreement dated January 29, 2003 between the
                        Company and Paul H. Schmitt                                                      *********

    21                  Subsidiaries                                                                     *********

    24.1                Consent of Grant Thornton LLP                                                    *********

    99.1                Certification pursuant to 18 U.S.C. Section 135O, as
                        adopted pursuant to section 906 of the Sarbanes-Oxley
                        Act of 2002.                                                                     30

    99.2                Certification pursuant to 18 U.S.C. Section 135O, as
                        adopted pursuant to section 906 of the Sarbanes-Oxley
                        Act of 2002.                                                                     31

      * Incorporated herein by reference to the applicable exhibit to Registrants Registration Statement on Form S-1 (Registration No. 33-45499)

      *** Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10-K for year ended December 31, 1995.

      ***** Incorporated herein by reference to the applicable exhibit report on Form 8-K dated December 18, 1998.

      ****** Incorporated herein by reference to the applicable exhibit report to the Registrant's quarterly report on form 10-Q for the quarter ended March 31, 2001.

      ******* Incorporated herein by reference to the applicable exhibit report to the Registrant's quarterly report on form 10-Q for the quarter ended June 30, 2001

      ******** Incorporated herein by reference to the applicable exhibit report to the Registrant's quarterly report on form 10-Q for the quarter ended September 30, 2002

      ******** Incorporated herein by reference to the applicable exhibit report to the Registrant's annual report on form 10-K for the year ended December 31, 2002