Form 10-Q
period 2003-06-30
M WAVE INC
filed 2003-08-14
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 2003                 Commission File No. 0-19944
-----------------------------------                 ----------------------------



                                  M~WAVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                              36-3809819
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                              identification No.)


475 Industrial Drive, West Chicago, Illinois                        60185
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number including area code:             (630) 562-5550
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

Indicate by check mark whether the Registrant is an                Yes    No
accelerated filer(as defined by rule 12b-6 of the Act)             [ ]    [X]


The registrant has 4,443,294 shares of common stock outstanding at August 12, 2003.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                  M~WAVE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   DECEMBER 31        JUNE 30
                                                                                       2002             2003
                                                                                   -----------      -----------

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................................    $ 1,514,509      $   504,342

  Accounts receivable, net of allowance for doubtful accounts,
     2002- $100,000: 2003- $100,000.............................................     1,901,999        1,693,838
    Inventories.................................................................     1,756,641        1,866,749
    Refundable income taxes.....................................................     4,446,010        1,744,836
    Deferred income taxes.......................................................       748,457          748,457
    Prepaid expenses and other..................................................        31,582           13,236
    Restricted cash.............................................................       348,731        2,185,136
                                                                                   -----------      -----------
        Total current assets....................................................    10,747,929        8,756,594
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements............................................     5,522,765        2,577,238
    Machinery and equipment.....................................................     9,248,688        4,015,100
                                                                                   -----------      -----------
        Total property, plant and equipment.....................................    14,771,453        6,592,338
    Less accumulated depreciation...............................................    (2,760,441)        (122,000)
                                                                                   -----------      -----------
        Property, plant and equipment-net.......................................    12,011,012        6,470,338
ASSETS TO BE DISPOSED OF, NET...................................................       568,701          568,701
                                                                                   -----------      -----------
TOTAL...........................................................................   $23,327,642      $15,795,633
                                                                                   ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable............................................................   $ 3,707,327      $ 4,605,196
    Accrued expenses............................................................     1,316,579        1,219,289
    Current portion of long-term debt...........................................     5,017,629        4,979,365
                                                                                   -----------      -----------
        Total current liabilities...............................................    10,041,535       10,803,850

DEFERRED INCOME TAXES...........................................................       616,785          616,785
LONG-TERM DEBT..................................................................             0                0
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued..................................................             0                0
    Common stock, $.01 par value; authorized, 10,000,000 shares
      6,179,112 shares issued and 4,443,294 shares outstanding
      at December 31, 2002, 6,179,112 shares issued and 4,443,294
      shares outstanding at June 30, 2003.......................................        30,895           30,895
    Additional paid-in capital..................................................     8,439,072        8,439,072
    Retained earnings ..........................................................     6,484,525       (1,809,799)
    Treasury stock, at cost, 1,735,815 shares, at December 31, 2002.............
     and 1,735,815 shares at June 30, 2003......................................    (2,285,170)      (2,285,170)
                                                                                   -----------      -----------
        Total stockholders' equity .............................................    12,669,322        4,374,998
                                                                                   -----------      -----------
TOTAL...........................................................................   $23,327,642      $15,795,633
                                                                                   ===========      ===========

                 See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                        Three months ended June 30,
                                                        ---------------------------
                                                          2002              2003
                                                        ----------      -----------

Net sales...........................................    $7,296,369       $4,141,050
Cost of goods sold..................................     6,376,368        4,338,479
                                                        ----------      -----------
  Gross profit (loss)...............................       920,001         (197,429)

Operating expenses:
  General and administrative........................       539,545          765,728
  Selling and marketing.............................       351,245          376,863
  Impairment of building and equipment..............             0        1,600,000
                                                        ----------      -----------
    Total operating expenses........................       890,790        2,742,591
                                                        ----------      -----------
  Operating income (loss)...........................        29,211       (2,940,020)

Other income (expense):
  Interest income...................................        43,880           45,012
  Interest expense..................................       (58,759)         (45,514)
  Gain on disposal of assets........................             0           17,000
                                                        ----------      -----------
    Total other income (expense)                           (14,879)          16,498
                                                        ----------       ----------
    Income (loss) before income taxes...............        14,332       (2,923,522)
Provision for income taxes..........................         5,563                0
                                                        ----------      -----------
Net income (loss)...................................    $    8,769      ($2,923,522)
                                                        ==========      ===========

Weighted average shares outstanding                      4,448,746        4,443,294

Basic earnings (loss) per share                         $     0.00           ($0.66)

Diluted shares outstanding                               4,467,731        4,443,294

Diluted earnings (loss) per share                       $     0.00           ($0.66)


                 See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                         Six months ended June 30,
                                                        ----------------------------
                                                           2002             2003
                                                        -----------      -----------

Net sales.........................................      $15,610,123      $ 7,346,095
Cost of goods sold................................       13,074,341        9,271,350
                                                        -----------      -----------
  Gross profit (loss).............................        2,535,782       (1,925,255)

Operating expenses:
  General and administrative......................        1,132,821        1,342,875
  Selling and marketing...........................          833,303          743,812
  Impairment of building and equipment............                0        5,177,735
                                                        -----------      -----------
    Total operating expenses......................        1,966,124        7,264,422
                                                        -----------      -----------
  Operating income (loss).........................          569,658       (9,189,677)

Other income (expense):
  Interest income.................................          106,774           85,659
  Interest expense................................         (101,024)         (95,639)
  Gain on disposal of assets......................                0           17,000
                                                        -----------      -----------
    Total other income                                        5,750            7,020
                                                        -----------      -----------
    Income (loss) before income taxes.............          575,408       (9,182,657)

Provision (credit) for income taxes...............          223,362         (888,333)
                                                        ----------       -----------
Net income (loss).................................      $   352,046      ($8,294,324)
                                                        ===========      ===========

Weighted average shares outstanding                       4,452,499        4,443,294

Basic earnings (loss) per share                               $0.08           ($1.87)

Diluted shares outstanding                                4,477,879        4,443,294

Diluted earnings (loss) per share                             $0.08           ($1.87)


                 See notes to consolidated financial statements.

                                  M~WAVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six month ended June 30,
                                                                          ----------------------------
                                                                              2002            2003
                                                                          -----------      -----------

OPERATING ACTIVITIES:
  Net income (loss).................................................      $   352,046      ($8,294,324)
  Adjustments to reconcile net income to net cash flows
   from operating activities:
      (Gain) on disposal of property, plant and equipment...........                0          (17,000)
      Depreciation and amortization.................................          756,000          416,600
      Impairment of buildings and equipment.........................                0        5,177,735
    Changes in assets and liabilities:
      Accounts receivable-trade.....................................       2,202,924           208,161
      Inventories...................................................       (1,260,070)        (110,108)
      Income taxes..................................................       (1,006,638)       2,701,174
      Prepaid expenses and other assets.............................           90,941           18,346
      Restricted cash...............................................         (731,980)      (1,836,405)
      Accounts payable..............................................          748,989          897,869
      Accrued expenses..............................................        (496,462)          (97,290)
                                                                          -----------      -----------
        Net cash flows provided by (used in) operating activities...          655,750         (935,242)
                                                                          -----------      -----------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.........................       (2,012,648)         (53,661)
  Proceeds from sale of property, plant and equipment...............                0           17,000
                                                                          -----------      -----------
        Net cash flows used in investing activities................        (2,012,648)         (36,661)

FINANCING ACTIVITIES:
  Long term debt....................................................        1,465,262                0
  Payments on short and  long term debt.............................          (42,516)         (38,264)
  Purchase treasury stock...........................................          (57,891)               0
                                                                          -----------      -----------
        Net cash flows provided by (used in) financing activities...        1,364,855          (38,264)
                                                                          -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................            7,957       (1,010,167)

CASH AND CASH EQUIVALENTS - Beginning of period.....................        2,102,784        1,514,509
                                                                          -----------      -----------
CASH AND CASH EQUIVALENTS - End of period...........................      $ 2,110,741      $   504,342
                                                                          ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest........................      $   101,024      $    95,639
    Income tax refunds (payments)...................................        ($510,000)     $ 3,589,507


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


2.   BUSINESS

          M~Wave, Inc. through its wholly owned subsidiary Poly Circuits, Inc., is a value-added service provider of high-performance printed circuit boards used in a variety of digital and high-frequency applications for wireless and industrial electronics applications. M~Wave satisfies its customers requirements for wireless and industrial electronics applications by using its 50,000 square foot state-of-the-art prototype and small-volume facility located in West Chicago, Illinois and by outsourcing and coordinating the manufacture of such boards by a global base of suppliers located primarily in the Far East ("Virtual Manufacturing"). Virtual Manufacturing contractually supplies the printed circuit needs of our customers by managing the complete procurement process. We deliver products when the customer needs them through consignment, inventory control or just-in-time programs.

          The Company began Virtual Manufacturing during 2000 by developing subcontracting relationships with local and global manufacturers. The Company typically begins the Virtual Manufacturing process by manufacturing prototypes and pre-production printed circuits at its manufacturing facility. The Company often works closely with customer personnel during this stage to finalize fabrication details and guidelines for circuit boards. As customers' requirements for circuit boards develop into higher volumes, the Company subcontracts the manufacture of the circuit boards to global manufacturers. The Company continues to monitor the production and quality control of the circuit boards and works with its customers and global manufacturers throughout the Virtual Manufacturing process. The Company believes that Virtual Manufacturing allows the

     Company to satisfy a broader range of its customers' printed circuit board requirements without incurring substantial capital expenditures for plant, property and equipment.

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

          In addition, the Company produces customer-specified bonded assemblies consisting of a printed circuit board bonded in some manner to a metal carrier or pallet. One bonding technique used by the Company is Flexlink(TM), a patented process granted to the Company in 1993. The Company developed an enhanced version called Flexlink II(TM) in 1996.

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

          M~Wave was incorporated in Delaware in January 1992 in connection with a 100-for-1 share exchange with the former stockholders of Poly Circuits, Inc. The Company's executive offices are located at 475 Industrial Drive, West Chicago, Illinois 60185, and its telephone number is (630) 562-5550.

3.   REALIZATION OF ASSETS

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in 2002, and such losses have continued through the unaudited quarter ended June 30, 2003. As of December 31, 2002, the Company was in default of certain debt covenants under its Industrial Revenue Bond Agreement. On March 26, 2003, the Company entered into a Forbearance Agreement where the Company agreed to comply with all the terms and conditions and the Bank agreed to forbear on its rights to call the debt from the date of the agreement through August 31, 2003.

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

          The Company received its federal tax refund on March 31, 2003 and deposited $1,500,000 in the sinking fund in April 2003 as required. As of June 30, 2003, the Company had not received the expected refund from the state and the Company has not sold the real estate located at 215 Park Street, Bensenville, Illinois.

          The Company defaulted under the Forbearance Agreement dated March 26, 2003 due to its failure to make certain required payments.

          In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to obtain additional working capital, refinance its long-term debt and to succeed in its future operations.


4.   INVENTORIES

          Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Substantially all the Company's inventories are in work in process.


5.   DEBT

          The Company has an installment loan of $78,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

          On July 26, 2001, the Company signed an agreement with the Illinois Development Finance Authority to borrow up to a maximum $8,100,000 to finance its facility in West Chicago, Illinois. Borrowings can be disbursed, in accordance with the agreement, to the Company for up to three years. Interest is set on a weekly basis, based upon the interest rates of comparable tax-exempt bonds under prevailing market conditions. The interest rate at August 7, 2003 was 1.04%. The term of the bond is 20 years with the first payment of $1,320,000 due and made in July 2002 and payments are due annually thereafter.

          The terms of the Company's long-term bank debt represent the borrowing rates currently available to the Company; accordingly, the fair value of this debt approximates its carrying amount.

          See Footnote Number 7, Debt, in the Company's Annual Report Form 10-K, for fiscal year ended December 31, 2002, filed March 31, 2003.

          The Company was in default with the covenants at June 30, 2003. The Company had a line of credit agreement, which expired on May 15, 2002.

6.   RESTRUCTURING ACTIVITIES

          The Board of Directors of the Company engaged Credit Support International, LLC of Texas, and specifically its Managing Member, Jim Mayer, April 15, 2003 to assist in implementing a corporate restructuring that includes financial, operating and strategic re-positioning to stem operating and financial losses. As of June 30, 2003 a plan of restructuring was in development including, but not limited to: 1.) A plan to partner with a printed circuit board company to co-manufacture or outsource certain aspects of Company's operations and reduce operating costs therein; 2.) Negotiate the $2,800,000 of debt with Bank One; 3.) Liquidate un-needed assets to supplement liquidity and fund the restructuring; and 4.) Develop a plan to eliminate, renegotiate or retire delinquent trade debt within the remaining calendar year.



7.   LITIGATION

          The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.


8.   IMPAIRMENT OF LONG-LIVED ASSETS TO BE HELD AND USED

          The Company recorded impairment of building charges in the second quarter of 2003 of $1,600,000. The Company estimated the fair value of the real estate at $4,000,000 in the first quarter of 2003. This amount was estimated in the first quarter of 2003 because the final appraisal was not received until June 3, 2003. The final appraisal of the real estate was $2,400,000. The additional charge was recorded to comply with FASB statement No. 144, which requires the Company to (a) recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure the impairment losses as the difference between the carrying amount and the fair value of the asset. Since the revised fair value of the real estate was $2,400,000, this resulted in an additional write-down of the assets of $1,600,000 in the second quarter of 2003.

9.   STOCK-BASED COMPENSATION

          Effective for fiscal 2003, the Company adopted the disclosure requirements under SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," as an amendment to SFAS No. 123.

          Stock-based employee compensation, including stock options, for the six months ended June 30, 2003 and 2002 was accounted for under the intrinsic value-based method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, no compensation expense was recognized for those stock options that had no intrinsic value on the date of grant.

          If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 net earnings would have decreased, resulting in pro forma net earnings (loss) and EPS as presented below:

                                                     SIX MONTHS
                                                   ENDED JUNE 30,
                                            ---------------------------
                                                2003              2002
                                            -----------        --------
Net earnings (loss), as reported            $(8,294,324)       $352,046
Deduct: Stock-based employee
        compensation expense, net of
        related tax effects, determined
        under fair-value method for all
        awards                                 (149,306)       (127,713)
                                            -----------        --------
Pro forma net earnings (loss)               $(8,443,630)       $224,333
                                            ===========        ========
EPS, as reported
  Basic                                     $     (1.87)       $   0.08
  Diluted                                         (1.87)           0.08
Pro forma EPS
  Basic                                     $     (1.90)       $   0.05
  Diluted                                         (1.90)           0.05

10.   SUBSEQUENT EVENTS

          After the Company defaulted under the Forbearance Agreement dated March 26, 2003, the Bank, under the Industrial Bond Debt, notified the Trustee under such debt of the default, the Trustee accelerated the Bonds and the Trustee drew on the Letter of Credit to pay the Bondholders.

          As a result of the Company's defaults and the Trustee's draw on the Letter of Credit, the Company is indebted to the Bank in the principal amount of approximately $2,800,000.

          The Bank is entitled to be subrogated to the rights of the Trustee under the Issuer Loan Agreement and the Issuer Promissory.

          The Company is negotiating the terms of such indebtedness with the Bank.

          On August 7, 2003, the Company received the state income tax refund of approximately $940,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002

NET SALES

     Net sales were $4,141,000 for the quarter ended June 30, 2003, a decrease of $3,155,000 or 43% below the second quarter of 2002. The decrease in net sales is related to a drop in demand in the telecom industry. Virtual Manufacturing accounted for approximately $3,129,000 of net sales or 76% in the second quarter of 2003 compared to $2,964,000 of net sales or 41% in the second quarter of 2002. The second quarter of 2002 also included two non-recurring events that boosted net sales by $3,600,000. These events were the result of (1) a cancellation charge of approximately $2.5 million paid by Lucent related to the discontinuation of several products and (2) a one-time shipment of inventory for approximately $1.0 million that the Company was holding for Westell. Had these events not occurred, the net sales for the second quarter 2002 would have been approximately $3,696,000.

     Net sales to Westell were $1,763,000 in the second quarter of 2003 compared to $3,057,000 in the second quarter of 2002. The net sales in 2002 to Westell included a shipment of inventory of approximately $1,000,000. Net sales to Lucent were $2,502,000 in the second quarter of 2002, which was a cancellation charge paid by Lucent related to the discontinuation of several products. Net sales to Federal Signal were $319,000 in the second quarter of 2003 compared to $7,000 in the second quarter of 2002. Federal Signal first signed a contract with the Company in February 2002.


GROSS PROFIT AND COST OF GOODS SOLD

     The Company's gross loss for the second quarter of 2003 was ($197,000) compared to a gross profit of $920,000 for the second quarter of 2002. The second quarter of 2002 include two non-recurring events that boosted revenue by $3,600,000 and gross margin by $2,500,000. These events were a result of the end of life of several products we produced for Lucent and shipment of inventory we were holding for Westell. Had these events not occurred, the gross loss for the second quarter of 2002 quarter would have been approximately $1,580,000. The gross loss for the second quarter of 2003 is a result of under utilization of the manufacturing facility and a drop in demand in the telecom industry.

OPERATING EXPENSES

     General and administrative expenses were $766,000 or 18.5% of net sales in the second quarter of 2003 compared to $540,000 or 7.4% of net sales in the second quarter of 2002, an increase of $226,000. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. Payroll related expenses were up $80,000. Professional services, which include legal, auditing fees, and consulting fees were up $167,000.

     Selling and marketing expenses were $377,000 or 9.1% of net sales in the second quarter of 2003 compared to $351,000 or 4.8% of net sales in the second quarter of 2002. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company's products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations were up $62,000. Payroll-related expenses were up $17,000 with the hiring of a regional sales manager in the second quarter of 2003. Advertising expenses were down $38,000.

     The Company recorded impairment of building charges in the second quarter of 2003 of $1,600,000. The Company estimated the fair value of the real estate at $4,000,000 in the first quarter of 2003. This amount was estimated in the first quarter of 2003 because the final appraisal was not received until June 3, 2003. The final appraisal of the real estate was $2,400,000. The additional charge was recorded to comply with FASB statement No. 144, which requires the Company to (a) recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure the impairment losses as the difference between the carrying amount and the fair value of the asset. Since the revised fair value of the real estate was $2,400,000, this resulted in an additional write-down of the assets of $1,600,000 in the second quarter of 2003.


OPERATING INCOME

     Operating loss was ($2,940,000) in the second quarter of 2003 compared to an operating income of $29,000 in the second quarter of 2002, a decrease of $2,969,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold, impairment charges and operating expenses as discussed above, which can be summarized as follows:

Decrease in net sales                      ($398,000)
Decrease in gross margin                    (720,000)
Impairment of building and equipment      (1,600,000)
Increase in operating expenses              (251,000)
                                          ----------

Decrease in operating income             ($2,969,000)

INTEREST INCOME

     Interest income from short-term investments was $45,000 in the second quarter of 2003 compared to $44,000 in the second quarter of 2002.


INTEREST EXPENSE

     Interest expense, primarily related to the Industrial Revenue Bond was $46,000 in the second quarter of 2003 compared to $59,000 in the second quarter of 2002.


INCOME TAXES

     In the second quarter of 2003, the Company had an effective tax rate of 0.0% compared to an effective tax rate of 38.8% in the second quarter of 2002. The Company's tax credit is limited to expected tax refunds of approximately $888,000 for 2003, which were recorded in the first quarter of 2003.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

NET SALES

     Net sales were $7,346,000 for the six months ended June 30, 2003, a decrease of $8,264,000 or 53% below the first six months of 2002. The decrease in net sales is directly related to a drop in demand in the telecom industry. Virtual Manufacturing accounted for approximately $5,643,000 of net sales or 77% in the first six months of 2003 compared to $3,754,000 of net sales or 24% in the first six months of 2002. The first six months of also included two non-recurring events that boosted sales net sales by $3,600,000. These events were the result of (1) a cancellation charge of approximately $2.5 million paid by Lucent related to the discontinuation of several products and (2) a one-time shipment of inventory for approximately $1.0 million that the Company was holding for Westell. Had these events not occurred the net sales for the first six months of 2002 would have been approximately $12,010,000.

     Net sales to Westell were $3,270,000 for the first six months of 2003 compared to $3,690,000 for the first six months of 2002. The net sales in 2002 to Westell included a shipment of inventory of approximately $1,000,000. Net sales to Celestica were $358,000 for the first six months of 2003 compared to $6,114,000 for the first six months of 2002. The reduction in net sales with Celestica is related to the completion of a specific project. Net sales to Federal Signal were $553,000 for the first six months of 2003 compared to $7,000 for the first six months of 2002. Federal Signal first signed a contract with the Company in February 2002. Net sales to Lucent were $2,528,000 for the first six months of 2002, which was a cancellation charge paid by Lucent related to the discontinuation of several products.


GROSS PROFIT AND COST OF GOODS SOLD

     The Company's gross loss for the first six months of 2003 was ($1,925,000) compared to a gross profit of $2,536,000 for the first six months of 2002. The first six months of 2002 include two non-recurring events that boosted revenue by $3,600,000 and gross margin by $2,500,000. These events were a result of the end of life of several products we produced for Lucent and shipment of inventory we were holding for Westell. Had these events not occurred, the gross profit for the first six months of 2002 would have been approximately $36,000. The gross loss for the first six months of 2003 is a result of under-utilization of the manufacturing facility and a drop in demand in the telecom industry.

OPERATING EXPENSES

     General and administrative expenses were $1,343,000 or 18.3% of net sales for the first six months of 2003 compared to $1,133,000 or 7.3% of net sales for the first six months of 2002. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. Payroll-related expenses were up $120,000. Professional services, which include legal, auditing and consulting fees were up $137,000.

     Selling and marketing expenses were $744,000 or 10.1% of net sales for the first six months of 2003 compared to $833,000 or 5.3% of net sales for the first six months of 2002. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company's products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations were up $17,000. Payroll-related expenses were down $12,000 and advertising expenses were down $54,000.

     The Company recorded impairment of building, plant and equipment charges in the first six months of 2003 of $5,178,000. The charge was recorded to comply with FASB statement No. 144, which requires the Company to (a) recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure the impairment losses as the difference between the carrying amount and the fair value of the asset. The fair value of the real estate was estimated at $2,400,000 and the machinery and equipment at $4,014,000. This resulted in a write-down of the assets of $5,178,000.


OPERATING INCOME

     Operating loss was ($9,190,000) for the first six months of 2003 compared to an operating income of $570,000 or 3.6% of net sales for the first six months of 2002, a decrease of $9,760,000. The changes in operating income reflect primarily the changes in net sales, gross profit and cost of goods sold, impairment charges and operating expenses as discussed above which can be summarized as follows:

Decrease in net sales                    ($1,342,000)
Decrease in gross margin                  (3,119,000)
Impairment of building and equipment      (5,178,000)
Increase in operating expenses              (121,000)
                                         -----------
Decrease in operating income             ($9,760,000)

INTEREST INCOME

     Interest income from short-term investments was $86,000 for the first six months of 2003 compared to $107,000 for the first six months of 2002.


INTEREST EXPENSE

     Interest expense, primarily related to the Industrial Revenue Bond was $96,000 for the first six months of 2003 compared to $101,000 for the first six months of 2002.


INCOME TAXES

     In the first six months of 2003, the Company had an effective tax credit of 9.7% compared to an effective tax rate of 38.8% in the first six months of 2002. The Company's tax credit is limited to expected tax refunds of approximately $888,000 for 2003.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations was $935,000 for the first six months of 2003 compared to $656,000 provided by operations for the first six months of 2002. Accounts receivable decreased $208,000. Inventories increased $110,000. The Company received approximately $3,589,000 in income tax refunds. Accounts payable increased $898,000. Depreciation and amortization was $417,000.

     Capital expenditures were $54,000 in the first six months of 2003 compared to $2,013,000 in the first six months of 2002. The Company has limited plans for capital expenditures in 2003.

     The Company completed financing of $8,100,000 from the Illinois Development Finance Authority's 2001 maximum limit on tax-exempt private activity bonds to finance its facility in West Chicago, Illinois on July 26, 2001. The bond replaced approximately $2,865,000 of credit line debt, which had an interest rate of 6% at the time. The interest on the bond is set weekly: the current rate for the week ending August 7, 2003 was approximately 1.04%. The term of the loan is 20 years. The outstanding balance as of June 30, 2003 was $4,901,000. The Company is required to pay $1,320,000 each year through quarterly sinking fund payments of $325,000. The next payment of $1,320,000 is due in the third quarter of 2003. The Company has been making quarterly sinking fund payments of $325,000, except that the December quarterly payment was not made until February 2003. The Company deposited $325,000 in the first quarter of 2003 and an additional $1,500,000 in April

2003 into the sinking fund for the Company's outstanding industrial bond debt account per the terms of its Forbearance Agreement with Bank One. The outstanding balance of the industrial bond debt was approximately $2,794,000 net of the sinking fund. The Company's cash balance was approximately $504,000 as of June 30, 2003

     The Company also entered into a five-year agreement on September 4, 2001 with American National Bank and Trust Company of Chicago hedging $4,000,000 of the Industrial Bond Debt at a 4.24% rate of interest.

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

     The Company was in default on September 30, 2002 because of its failure to comply with the financial ratios as set forth in the Reimbursement Agreement relating to the bond. On November 8, 2002, the Company entered into a Forbearance Agreement with Bank One, N.A., formerly known as American Bank and Trust Company of Chicago, pursuant to which the Company agreed to comply with all of the terms and conditions contained in the Forbearance Agreement and the Bank agreed to forbear from the date of the agreement to December 31, 2002 from pursuing its rights under the Reimbursement Agreement (including the right to declare the bond immediately due and payable) provided the Company complies with all of the terms and conditions contained in the Forbearance Agreement.

     See Footnote Number 3, Realization of Assets, in the Company's Annual Report Form 10-K, for fiscal year ended December 31, 2002, filed March 31, 2003.

     Even if the Bank complies and converts the indebtedness to a Promissory Note, there can be no assurances that the terms of Note will not have a material adverse effect on the Company's ability to fund working capital or give the Company sufficient time and flexibility to avoid future defaults under the Note.

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

     The Company's ability to make scheduled principal and interest payments on, or to refinance, its indebtedness, or to fund working capital and anticipated capital expenditures will depend on the Company's future performance, which is subject to general economic, financial, competitive and other factors that are beyond its control. The Company's ability to fund operating activities is also dependent upon (a) the Company's anticipated receipt of $900,000 in state tax refunds during 2003, (b) proceeds of anticipated sales of fixed assets no longer required at the Company's Bensenville facility, (c) the Company's ability to effectively manage its expenses in relation to revenues and (d) the Company's ability to access external sources of financing. The Company has been unable to date to secure additional financing.

     There can be no assurances that the steps being taken by the Company, even if successfully completed, will enable the Company to comply with the terms of the Promissory Note and/or fund the Company's working capital requirements. Moreover, even if the Company is able to comply with the terms of the Promissory Note, there can be no assurance that the Company will be able to fund its working capital needs.

     The Company has an installment loan of $78,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate (4.25% at June 30, 2003). The loan is payable in monthly installments of principal and interest and is due October 2004.


INFLATION

     Management believes inflation has not had a material effect on the Company's operation or on its financial position.


FOREIGN CURRENCY TRANSACTIONS

     All of the Company's foreign transactions are negotiated, invoiced and paid in United States dollars.

SIGNIFICANT EVENTS

          The Company continues to take the following steps to reposition the Company and improve its liquidity:

          o reducing staff mainly in the production segment of the Company's business;

          o pursuing the sale of certain fixed assets no longer being used at the Company's Bensenville facility;

          o engaging Jim Mayer, the managing member of Credit Support International, LLC of Texas to assist the Company's management.


RISK FACTORS AFFECTING BUSINESS AND RESULTS OF OPERATIONS

     This report, as well as our other reports filed with the SEC and our press releases and other communications, contain forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. These forward-looking statements are based largely on our expectations and, like any other business, are subject to a number of risks and uncertainties, many of which are beyond our control. The risks include those stated in the section entitled "Risk Factors Affecting Business and Results of Operations" in Item 7 of our Annual Report on Form 10-K and economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report, our Annual Report on Form 10-K and the other documents we have filed with the Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate, and our actual results may differ materially from the forward-looking statements.


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

          (1)  none

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            M~WAVE,INC.

Date: August 12, 2003                                   /s/ PAUL H. SCHMITT
                                                      -----------------------
                                                           Paul H. Schmitt
                                                      Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION                                       PAGE
-------   ------------------------------------------------------------         -----------
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

EXHIBIT
  NO.                            DESCRIPTION                                       PAGE
-------   ------------------------------------------------------------         -----------
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

 10.12    Employment Agreement dated January 7, 2003 between
          the Company and Robert O'Connell                                       *********

 10.13    Employment Agreement dated January 29, 2003 between
          the Company and Paul H. Schmitt                                        *********

    21    Subsidiaries                                                           *********

  24.1    Consent of Grant Thornton LLP                                          *********

  31.1    Certification of CEO Pursuant to Section 302 of the
          Sarbanes-Oxley Act                                                            27

  31.2    Certification of CFO Pursuant to Section 302 of the
          Sarbanes-Oxley Act                                                            28

  32.1    Certification pursuant to 18 U.S.C. Section 135O,
          as adopted pursuant to section 906 of the
          Sarbanes-Oxley Act of 2002.                                                   29

  32.2    Certification pursuant to 18 U.S.C. Section 135O,
          as adopted pursuant to section 906 of the
          Sarbanes-Oxley Act of 2002.                                                   30

*Incorporated herein by reference to the applicable exhibit to Registrants
 Registration Statement on Form S-1 (Registration No. 33-45499)

***Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10-K for year ended December 31, 1995.

*****Incorporated herein by reference to the applicable exhibit report on Form
     8-K dated December 18, 1998.

******Incorporated herein by reference to the applicable exhibit report to the Registrant's quarterly report on form 10-Q for the quarter ended March 31, 2001.

*******Incorporated herein by reference to the applicable exhibit report to the Registrant's quarterly report on form 10-Q for the quarter ended
       June 30, 2001

********Incorporated herein by reference to the applicable exhibit report to the Registrant's quarterly report on form 10-Q for the quarter ended September 30, 2002

********Incorporated herein by reference to the applicable exhibit report to the
        Registrant's annual report on form 10-K for the year ended December 31, 2002