Form 10-Q
period 2003-09-30
M WAVE INC
filed 2003-11-14
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003           Commission File No. 0-19944

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

Yes [X0 No [ ]

Indicate by check mark whether the Registrant is an                    Yes   No
accelerated filer(as defined by rule 12b-6 of the Act)                 [ ]  [X]

The registrant has 4,443,294 shares of common stock outstanding at November 12, 2003.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                  M~WAVE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                               DECEMBER 31            SEPTEMBER 30
                                                                                                   2002                   2003
                                                                                               ------------           ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...................................................               $  1,514,509           $    790,719
    Accounts receivable, net of allowance for doubtful accounts,
     2002- $100,000: 2003- $100,000.............................................                  1,901,999              2,527,191
    Inventories.................................................................                  1,756,641                834,956
    Refundable income taxes.....................................................                  4,446,010                822,619
    Deferred income taxes.......................................................                    748,457                616,785
    Prepaid expenses and other..................................................                     31,582                 17,311
    Restricted cash.............................................................                    348,731                      0
                                                                                               ------------           ------------
        Total current assets....................................................                 10,747,929              5,609,581
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements............................................                  5,522,765              2,177,238
    Machinery and equipment.....................................................                  9,248,688              1,928,600
                                                                                               ------------           ------------
        Total property, plant and equipment.....................................                 14,771,453              4,105,838
    Less accumulated depreciation...............................................                 (2,760,441)                     0
                                                                                               ------------           ------------
        Property, plant and equipment-net.......................................                 12,011,012              4,105,838
ASSETS TO BE DISPOSED OF, NET...................................................                    568,701                568,701
                                                                                               ------------           ------------
TOTAL...........................................................................               $ 23,327,642           $ 10,284,120
                                                                                               ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable............................................................               $  3,707,327           $  4,578,653
    Accrued expenses............................................................                  1,316,579              1,012,861
    Current portion of long-term debt...........................................                  5,017,629              2,782,198
                                                                                               ------------           ------------
        Total current liabilities...............................................                 10,041,535              8,373,712

DEFERRED INCOME TAXES...........................................................                    616,785                616,785
LONG-TERM DEBT..................................................................                          0                      0
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 1,000,000
      shares; no shares issued..................................................                          0                      0
    Common stock, $.01 par value; authorized, 10,000,000 shares
      6,179,112 shares issued and 4,443,294 shares outstanding
      at December 31, 2002, 6,179,112 shares issued and 4,443,294
      shares outstanding at September 30, 2003..................................                     30,895                 30,895
    Additional paid-in capital..................................................                  8,439,072              8,439,072
    Retained earnings ..........................................................                  6,484,525             (4,891,174)
    Treasury stock, at cost, 1,735,815 shares, at December 31, 2002.............
      and 1,735,815 shares at September 30, 2003................................                 (2,285,170)            (2,285,170)
                                                                                               ------------           ------------
        Total stockholders' equity .............................................                 12,669,322              1,293,623
                                                                                               ------------           ------------
TOTAL...........................................................................               $ 23,327,642           $ 10,284,120
                                                                                               ============           ============

                 See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 Three months ended September 30,
                                                                                               -----------------------------------
                                                                                                   2002                   2003
                                                                                               ------------           ------------
Net sales.......................................................................                $ 3,787,531            $ 3,518,178
Cost of goods sold..............................................................                  6,537,287              3,614,003
                                                                                               ------------           ------------
  Gross loss....................................................................                 (2,749,756)               (95,825)

Operating expenses:
  General and administrative....................................................                    545,830                513,975
  Selling and marketing.........................................................                    394,618                283,730
  Impairment of building and equipment..........................................                          0              2,274,500
  Restructuring expense.........................................................                  1,752,108                      0
                                                                                               ------------           ------------
    Total operating expenses....................................................                  2,692,556              3,072,205
                                                                                               ------------           ------------

  Operating loss................................................................                 (5,442,312)            (3,168,030)

Other income (expense):
  Interest income...............................................................                     45,817                 48,396
  Interest expense..............................................................                    (50,518)               (52,840)
  Other income..................................................................                          0                206,089
  Gain (loss) on disposal of assets.............................................                          0                 16,682
                                                                                               ------------           ------------
    Total other income (expense)                                                                     (4,701)               218,327
                                                                                               ------------           ------------

    Loss before income taxes....................................................                 (5,447,013)            (2,949,703)

Provision (credit) for income taxes.............................................                 (2,114,422)               131,672
                                                                                               ------------           ------------

Net loss........................................................................               ($ 3,332,591)          ($ 3,081,375)
                                                                                               ============           ============

Weighted average shares outstanding                                                               4,443,294              4,443,294

Basic loss per share                                                                           ($      0.75)          ($      0.69)

Diluted shares outstanding                                                                        4,443,294              4,443,294

Diluted loss per share                                                                         ($      0.75)          ($      0.69)

                See notes to consolidated financial statements.

                                  M~WAVE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 Nine months ended September 30,
                                                                                               -----------------------------------
                                                                                                    2002                 2003
                                                                                               ------------           ------------
Net sales.......................................................................               $ 19,397,654            $10,864,273
Cost of goods sold..............................................................                 19,611,629             12,885,354
                                                                                              -------------           ------------
  Gross loss....................................................................                   (213,975)            (2,021,081)

Operating expenses:
  General and administrative....................................................                  1,678,651              1,856,848
  Selling and marketing.........................................................                  1,227,920              1,027,542
  Impairment of building and equipment..........................................                          0              7,452,235
  Restructuring expense.........................................................                  1,752,108                      0
                                                                                               ------------           ------------
    Total operating expenses....................................................                  4,658,679             10,336,625
                                                                                               ------------           ------------

  Operating loss................................................................                 (4,872,654)           (12,357,706)

Other income (expense):
  Interest income...............................................................                    152,591                134,053
  Interest expense..............................................................                   (151,542)              (148,478)
  Other income..................................................................                          0                206,089
  Gain (loss) on disposal of assets.............................................                          0                 33,682
                                                                                               ------------           ------------
    Total other income..........................................................                      1,049                225,346
                                                                                               ------------           ------------

    Loss before income taxes....................................................                 (4,871,605)          ( 12,132,360)

Credit for income taxes.........................................................                  1,891,060                756,661
                                                                                               ------------           ------------

Net loss........................................................................               ($ 2,980,545)          ($11,375,699)
                                                                                               ============           ============

Weighted average shares outstanding                                                               4,449,397              4,443,294

Basic loss per share                                                                           ($      0.67)                ($2.56)

Diluted shares outstanding                                                                        4,449,397              4,443,294

Diluted loss per share                                                                         ($      0.67)          ($      2.56)

                See notes to consolidated financial statements.

                                  M~WAVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Nine months ended September 30,
                                                                                               -----------------------------------
                                                                                                  2002                    2003
                                                                                               ------------           ------------
OPERATING ACTIVITIES:
  Net loss......................................................................               ($ 2,980,545)          ($11,375,699)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
      (Gain) loss on disposal of property, plant and equipment..................                    986,108                (33,682)
      Depreciation and amortization.............................................                  1,134,000                506,600
      Impairment of buildings and equipment.....................................                          0              7,452,235
      Deferred income taxes.....................................................                          0                131,672
    Changes in assets and liabilities:
      Accounts receivable-trade.................................................                  6,040,942               (625,192)
      Inventories...............................................................                   (609,241)               921,685
      Income taxes..............................................................                 (3,121,060)             3,623,391
      Prepaid expenses and other assets.........................................                     44,720                 14,271
      Restricted cash...........................................................                    257,610                348,731
      Accounts payable..........................................................                    685,964                871,326
      Accrued expenses..........................................................                   (562,610)              (303,718)
                                                                                               ------------           ------------
         Net cash flows provided by operating activities........................                  1,875,888              1,531,620
                                                                                               ------------           ------------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.....................................                 (2,902,083)               (53,661)
  Proceeds from sale of property, plant and equipment...........................                          0                 33,682
                                                                                               ------------           ------------
         Net cash flows used in investing activities............................                 (2,902,083)               (19,979)
                                                                                               ------------           ------------

FINANCING ACTIVITIES:
  Long term debt................................................................                  2,302,623                      0
  Payments on short and  long term debt.........................................                 (1,381,314)            (2,235,431)
  Purchase treasury stock.......................................................                    (57,891)                     0
                                                                                               ------------           ------------
         Net cash flows provided by (used in) financing activities..............                    863,418             (2,235,431)
                                                                                               ------------           ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................                   (162,777)              (723,790)

CASH AND CASH EQUIVALENTS - Beginning of period.................................                  2,102,784              1,514,509
                                                                                               ------------           ------------
CASH AND CASH EQUIVALENTS - End of period.......................................                $ 1,940,007            $   790,719
                                                                                               ============           ============

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

2. BUSINESS

         M~Wave, Inc., through its wholly owned subsidiary Poly Circuits, Inc., is a value-added service provider of high-performance printed circuit boards used in a variety of digital and high-frequency applications for wireless and industrial electronics applications. M~Wave satisfies its customers' requirements for wireless and industrial electronics applications by using its 50,000 square foot state-of-the-art prototype and small-volume facility located in West Chicago, Illinois and by outsourcing and coordinating the manufacture of such boards by a global base of suppliers located primarily in the Far East ("Virtual Manufacturing"). Virtual Manufacturing contractually supplies the printed circuit needs of our customers by managing the complete procurement process. We deliver products when the customer needs them through consignment, inventory control or just-in-time programs.

         The Company began Virtual Manufacturing during 2000 by developing subcontracting relationships with local and global manufacturers. The Company typically begins the Virtual Manufacturing process by manufacturing prototypes and pre-production printed circuits at its manufacturing facility. The Company often works closely with customer personnel during this stage to finalize fabrication details and guidelines for circuit boards. As customer requirements for circuit boards develop into higher volumes, the Company subcontracts the manufacture of the circuit boards to global manufacturers. The Company continues to monitor the production and quality control of the circuit boards and works with its customers and global manufacturers throughout the Virtual Manufacturing process. The Company believes that Virtual Manufacturing allows the

Company to satisfy a broader range of its customers' printed circuit board requirements without incurring substantial capital expenditures for plant, property and equipment.

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

         In September 2003 the Company exited direct domestic manufacturing by using operating and strategic partnerships with domestic and Asian Printed Circuit Board manufacturers. Our domestic and Asian partners manufacture to our specifications and under our review from management based in Chicago and Singapore.

         Our manufacturing partners maintain most certifications for quality, environmental and safety including ISO, QS, UL CE and others. We have a solid reputation for timely delivery of products that are competitively priced, from plants operating at high levels for worker and environmental safety both within and outside the U.S.

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

3. REALIZATION OF ASSETS

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in 2002, and such losses have continued through the unaudited nine-months ended September 30, 2003. As of December 31, 2002, the Company was in default of certain debt covenants under its Industrial Revenue Bond Agreement. On March 26, 2003, the Company entered into a Forbearance Agreement where the Company agreed to comply with all the terms and conditions and the Bank agreed to forbear on its rights to call the debt from the date of the agreement through August 31, 2003.

         Under the terms of the Forbearance Agreement, the Company agreed to deposit in the Sinking Fund Account for the Industrial Bond Debt:

         (ii) $1,500,000 on the earlier of (x) receipt by the Borrower of any federal tax refund or (y) April 30, 2003; and

         (ii) $500,000 on the earlier of (x) receipt by the Borrower of any state tax refund or (y) June 30, 2003; and

         (iii) $300,000 on the earlier of (x) receipt by Borrower of the proceeds of the sale of its real estate located at 215 Park Street, Bensenville, Illinois or (y) August 15, 2003.

         The Company received its federal tax refund on March 31, 2003 and deposited $1,500,000 in the sinking fund in April 2003 as required. As of September 30, 2003, the Company had received the expected refund from the state but the Company has not sold the real estate located at 215 Park Street, Bensenville, Illinois.

         The Company defaulted under the Forbearance Agreement dated March 26, 2003 due to its failure to make certain required payments.

         On October 1, 2003, M-Wave entered into a new $2,413,533 loan with Bank One, NA that will mature on December 31, 2003, and will require monthly payments of interest at the bank's prime rate. This loan replaces the unpaid portion of the Industrial Revenue Bonds (IRB) that were used to fund the acquisition of the land and construction of the company's manufacturing plant located in West Chicago, Illinois, and a related forbearance agreement with the bank. Upon signing the new loan, the Company is no longer in default of its obligations to the bank arising pursuant to the IRB. However, the Company will need to repay or negotiate the loan, or seek alternative financing, prior to the loans' maturity on December 31, 2003.Concurrent with the new loan, M-Wave paid $350,000 toward then-outstanding principal obligations, and Bank One released liens covering the Company's accounts receivable and inventory. Additional terms of the loan include assigning Bank One a lien on the Company's real estate and improvements located in Bensenville, IL, site of its former operations. Bank One is to receive a payment of $650,000 upon sale of the Bensenville assets, to be applied to the loan's principal. As of November 12, the Company has not sold the Bensenville assets.

         In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to obtain additional working capital, refinance its long-term debt and succeed in its future operations.

4. INVENTORIES

         Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Substantially all the Company's inventories are in finished goods.

5. DEBT

         The Company had an installment loan of $64,000 collateralized by certain fixed assets of the Company. Interest on this loan is at the prime rate. The loan is payable in monthly installments of principal and interest and is due in October 2004.

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

         See Footnote Number 7, Debt, in the Company's Annual Report Form 10-K, for fiscal year ended December 31, 2002, filed March 31, 2003.

         On October 1, 2003, M-Wave entered into a new $2,413,533 loan with Bank One, NA that will mature on December 31, 2003, and will require monthly payments of interest at the bank's prime rate. This loan replaces the unpaid portion of the Industrial Revenue Bonds (IRB) that was used to fund the acquisition of the land and construction of the company's manufacturing plant located in West Chicago, Illinois, and a related forbearance agreement with the bank. Upon signing the new loan, the Company is no longer in default of its obligations to the bank arising pursuant to the IRB. However, the Company will need to repay or negotiate the loan, or seek alternative financing, prior to the loans' maturity on December 31, 2003. Concurrent with the new loan, M-Wave paid $350,000 toward then-outstanding principal obligations, and Bank One released liens covering the Company's accounts receivable and inventory. Additional terms of the loan include assigning Bank One a lien on the Company's real estate and improvements located in Bensenville, IL, site of its former operations. Bank One is to receive a payment of $650,000 upon sale of the Bensenville assets, to be applied to the loan's principal.

         The terms of the Company's long-term bank debt represent the borrowing rates currently available to the Company; accordingly, the fair value of this debt approximates its carrying amount.

6. RESTRUCTURING ACTIVITIES

         The Board of Directors of the Company engaged Credit Support International, LLC of Texas, and specifically its Managing Member, Jim Mayer, April 15, 2003 to assist in implementing a corporate restructuring that includes financial, operating and strategic re-positioning to stem operating and financial losses. Through the efforts of Mr. Mayer and our management, in August 2003, we developed, and the Board approved, a revised business plan and operating model. The plan provides for us to exit direct domestic manufacturing by using operating and strategic partnerships with domestic and Asian PCB manufacturers that include possible joint ventures, contract manufacturing or operating alliances to accomplish the goal to "virtually" produce PCB's. As a result, we employ 56 people today, down from 152 at the end of 2001.

7. LITIGATION

         The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

8. IMPAIRMENT OF LONG-LIVED ASSETS TO BE HELD AND USED

         The Company recorded impairment of building, plant and equipment charges in the first nine months of 2003 of $7,452,000. The charges were recorded to comply with FASB statement No. 144, which requires the Company to
   (a) recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure the impairment losses as the difference between the carrying amount and the fair value of the asset. On September 30, 2003, the fair value of the real estate was estimated at $2,000,000 and the machinery and equipment at $1,929,000. This resulted in a write-down of the assets of $2,274,500 in the third quarter of 2003, and resulting in total write-down of such assets in the first nine months of 2003 of $7,452,000.

9. STOCK-BASED COMPENSATION

         Effective for fiscal 2003, the Company adopted the disclosure requirements under SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," as an amendment to SFAS No. 123.

         Stock-based employee compensation, including stock options, for the six months ended September 30, 2003 and 2002 was accounted for under the intrinsic value-based method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, no compensation expense was recognized for those stock options that had no intrinsic value on the date of grant.

         If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 net earnings would have decreased, resulting in pro forma net earnings (loss) and EPS as presented below:

                                                   NINE MONTHS
                                               ENDED SEPTEMBER 30,
                                         ------------------------------
                                              2003              2002
                                         ------------------------------
Net loss, as reported                    $(11,375,699)     $(2,980,545)
Deduct:  Stock-based employee
          compensation expense, net
          of related tax effects,
          determined under fair-value
          method for all awards              (191,568)        (191,568)
                                         ------------      ------------
Pro forma net loss                       $(11,567,267)     $(3,172,113)
                                         ============      ============
EPS, as reported
  Basic                                  $      (2.56)     $     (0.67)
  Diluted                                       (2.56)           (0.67)
Pro forma EPS
  Basic                                  $      (2.60)     $     (0.71)
  Diluted                                       (2.60)           (0.71)

10. SUBSEQUENT EVENTS

         On October 1, 2003, M-Wave entered into a new $2,413,533 loan with Bank One, NA that will mature on December 31, 2003, and will require monthly payments of interest at the bank's prime rate. This loan replaces the unpaid portion of the Industrial Revenue Bonds (IRB) that was used to fund the acquisition of the land and construction of the company's manufacturing plant located in West Chicago, Illinois, and a related forbearance agreement with the bank. Upon signing the new loan, the Company is no longer in default of its obligations to the bank arising pursuant to the IRB. However, the Company will need to repay or negotiate the loan, or seek alternative financing, prior to the loans' maturity on December 31, 2003. Concurrent with the new loan, M-Wave paid $350,000 toward then-outstanding principal obligations, and Bank One released liens covering the Company's accounts receivable and inventory. Additional terms of the loan include assigning Bank One a lien on the Company's real estate and improvements located in Bensenville, IL, site of its former operations. Bank One is to receive a payment of $650,000 upon sale of the Bensenville assets, to be applied to the loan's principal.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2002

NET SALES

         Net sales were $3,518,000 for the quarter ended September 30, 2003, a decrease of $269,000 or 7% below the third quarter of 2002. The decrease in net sales is related to a drop in demand in the industrial electronic applications offset partially by increased demand in high-frequency applications.

         Net sales to Westell were $654,000 in the third quarter of 2003 compared to $1,403,000 in the third quarter of 2002. Westell has reduced their requirements from the Company and has begun procuring their requirements directly from Asian suppliers. Net sales to Remec were $597,000 in the third quarter of 2003, compared to $0 in the third quarter of 2002. Net sales to Celestica were $394,000 compared to $784,000 in the third quarter of 2002.

GROSS LOSS AND COST OF GOODS SOLD

         The Company's gross loss for the third quarter of 2003 was $96,000 compared to a gross loss of $2,750,000 for the third quarter of 2002. The third quarter of 2002 included costs relating to the closing of the Bensenville facility, a reduction in workforce and end of life costs relating to several products. The gross loss for the third quarter of 2003 is a result of under utilization of the manufacturing facility. On September 2, 2003 the Company began to use a third party to coordinate and supervise the manufacturing process at its West Chicago facility. The Company now out-sources and coordinates the manufacture of all its customers' requirements needs through a global base of suppliers.

OPERATING EXPENSES

         General and administrative expenses were $514,000 or 14.6% of net sales in the third quarter of 2003 compared to $546,000 or 14.4% of net sales in the third quarter of 2002, a decrease of $32,000. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. Payroll related expenses were down $60,000. Professional services, which include legal, auditing , and consulting fees were up $104,000.

         Selling and marketing expenses were $284,000 or 8.1% of net sales in the third quarter of 2003 compared to $395,000 or 10.4% of net sales in the third quarter of 2002. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company's products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations were down $60,000. Payroll-related expenses were down $38,000 with the reduction of regional sales managers in the third quarter of 2003. Travel expenses were down $11,000.

         The Company recorded impairment of Property, Plant and Equipment charges in the third quarter of 2003 of $2,275,000. The Company had the property and plant located in West Chicago, Illinois appraised in the second quarter of 2003 for $2,400,000 however the Company now believes the fair value of the property to be approximately $2,000,000. The Company also contracted to have the Equipment appraised again in the third quarter of 2003. The equipment was appraised for approximately $1,929,000 compared to a book value of $3,877,000. The impairment was recorded to comply with FASB statement No. 144, which requires the Company to (a) recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure the impairment losses as the difference between the carrying amount and the fair value of the asset. Since the fair value of the Property, Plant and Equipment was $3,929,000, this resulted in a write-down of the assets of $2,275,000 in the third quarter of 2003.

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

OPERATING LOSS

         Operating loss was ($3,168,000) in the third quarter of 2003 compared to an operating loss of ($5,442,000) in the third quarter of 2002, a decrease in loss of $2,274,000. The changes in operating loss reflect primarily the changes in net sales, gross profit and cost of goods sold, impairment charges and operating expenses as discussed above, which can be summarized as follows:

Decrease in net sales                                                       $     196,000
Increase in gross margin                                                        2,458,000
Impairment of building and equipment                                           (2,275,000)
Restructuring expense                                                           1,752,000
Decrease in operating expenses                                                    143,000
                                                                            -------------

Decrease in operating loss                                                  $   2,274,000

INTEREST INCOME

         Interest income from short-term investments was $48,000 in the third quarter of 2003 compared to $46,000 in the third quarter of 2002.

INTEREST EXPENSE

         Interest expense, primarily related to the Industrial Revenue Bond was $53,000 in the third quarter of 2003 compared to $51,000 in the third quarter of 2002.

OTHER INCOME

         Other income of $206,000, primarily relates to forgiveness of debt as the Company entered into settlement agreements with its Vendors. Under terms of the vendor settlement agreements, the Company will pay, immediately following the signing of each agreement, 50% of the vendor balances that are under $10,000. It will pay trade balances in excess of $10,000 to vendors at 60% of the principal balance, payable in two payments staggered 60 days apart. The vendors will then forgive the balance of such trade debt. Through September 30, 2003, the Company has entered into vendor settlement agreements with vendors holding approximately $1.2 million of trade debt. Of the remaining trade debt, the Company is negotiating with one vendor to whom the Company's obligations are approximately $1.3 million, and the Company has yet to commence negotiations with certain vendors in Asia to whom the balance of approximately $600,000 is owed.

INCOME TAXES

         In the third quarter of 2003, the Company had an effective tax rate of 4.5% compared to an effective tax credit of 38.8% in the third quarter of 2002. The Company expensed the net deferred tax asset of $131,672 in the third quarter of 2003 to provide a valuation allowance.

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES

         Net sales were $10,864,000 for the nine months ended September 30, 2003, a decrease of $8,533,000 or 44% below the first nine months of 2002. The decrease in net sales is related to a drop in demand in the high-frequency applications offset partially by increased demand in industrial electronic applications. The first nine months of 2002 also included two non-recurring events that boosted sales net sales by $3,600,000. These events were the result of (1) a cancellation charge of approximately $2.5 million paid by Lucent related to the discontinuation of several products and (2) a one-time shipment of inventory for approximately $1.0 million that the Company was holding for Westell. Had these events not occurred the net sales for the first nine months of 2002 would have been approximately $15,798,000.

         Net sales to Westell were $3,923,000 for the first nine months of 2003 compared to $5,093,000 for the first nine months of 2002. The net sales in 2002 to Westell included a shipment of inventory of approximately $1,000,000. Net sales to Celestica were $752,000 for the first nine months of 2003 compared to $6,898,000 for the first nine months of 2002. The reduction in net sales with Celestica is related to the completion of a specific project. Net sales to Federal Signal were $816,000 for the first nine months of 2003 compared to $125,000 for the first nine months of 2002. Federal Signal first signed a contract with the Company in February 2002. Net sales to Lucent were $2,528,000 for the first nine months of 2002, which was a cancellation charge paid by Lucent related to the discontinuation of several products.

GROSS LOSS AND COST OF GOODS SOLD

         The Company's gross loss for the first nine months of 2003 was $2,021,000 compared to a gross loss of $214,000 for the first nine months of 2002. The first nine months of 2002 include two non-recurring events that boosted revenue by $3,600,000 and gross margin by $2,500,000. These events were a result of the end of life of several products we produced for Lucent and shipment of inventory we were holding for Westell. Had these events not occurred, the gross loss for the first nine months of 2002 would have been approximately $2,714,000. The gross loss for the first nine months of 2003 is a result of under-utilization of the manufacturing facility and a drop in demand in the telecom industry.

OPERATING EXPENSES

         General and administrative expenses were $1,857,000 or 17.1% of net sales for the first nine months of 2003 compared to $1,679,000 or 8.7% of net sales for the first nine months of 2002. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. Payroll-related expenses were up $60,000. Professional services, which include legal, auditing and consulting fees were up $229,000.

         Selling and marketing expenses were $1,028,000 or 9.5% of net sales for the first nine months of 2003 compared to $1,228,000 or 6.3% of net sales for the first nine months of 2002. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company's products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations were down $28,000. Payroll-related expenses were down $56,000 and advertising expenses were down $60,000.

         The Company recorded impairment of building, plant and equipment charges in the first nine months of 2003 of $7,452,000. The charge was recorded to comply with FASB statement No. 144, which requires the Company to (a) recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure the impairment losses as the difference between the carrying amount and the fair value of the asset. On September 30, 2003, the fair value of the real estate was estimated at $2,000,000 and the machinery and equipment at $1,929,000. This resulted in a write-down of the assets of $7,452,000.

         Restructuring expenses were $1,752,000 or 9.0% of sales in the first nine months of 2002. Restructuring expenses include costs associated with the closing, cleanup and disposition of the Bensenville facilities. These expenses include (1) the net write-down and disposal of approximately $986,000 of specific assets that were not required at the West Chicago facility, (2) cleanup, sale and related expenses of $680,000 for the Bensenville facilities and (3) severance payments of $86,000.

OPERATING LOSS

         Operating loss was $12,358,000 for the first nine months of 2003 compared to an operating loss of $4,873,000 for the first nine months of 2002, an increase in loss of $7,485,000. The changes in operating loss reflect primarily the changes in net sales, gross profit and cost of goods sold, impairment charges and operating expenses as discussed above which could be summarized as follows:

Decrease in net sales                                                       $     94,000
Decrease in gross margin                                                      (1,901,000)
Impairment of building and equipment                                          (7,452,000)
Restructuring expense                                                          1,752,000
Decrease in operating expenses                                                    22,000
                                                                           -------------

Increase in operating loss                                                 ($  7,485,000)

INTEREST INCOME

         Interest income from short-term investments was $134,000 for the first nine months of 2003 compared to $153,000 for the first nine months of 2002.

INTEREST EXPENSE

         Interest expense, primarily related to the Industrial Revenue Bond was $148,000 for the first nine months of 2003 compared to $152,000 for the first nine months of 2002.

OTHER INCOME

         Other income of $206,000, primarily relates to forgiveness of debt as the Company entered into settlement agreements with its Vendors. Under terms of the vendor settlement agreements, the Company will pay, immediately following the signing of each agreement, 50% of the vendor balances that are under $10,000. It will pay trade balances in excess of $10,000 to vendors at 60% of the principal balance, payable in two payments staggered 60 days apart. The vendors will then forgive the balance of such trade debt. To date, the Company has entered into vendor settlement agreements with vendors holding approximately $1.2 million of trade debt. Of the remaining trade debt, the Company is negotiating with one vendor to whom the Company's obligations are approximately $1.3 million, and the Company has yet to commence negotiations with certain vendors in Asia to whom the balance of approximately $600,000 is owed.

INCOME TAX CREDIT

         In the first nine months of 2003, the Company had an effective tax credit of 6.2% compared to an effective tax credit of 38.8% in the first nine months of 2002. The Company's tax credit is limited to expected tax refunds of approximately $888,000 for 2003. The Company also expensed it net deferred tax asset of $131,672 in the third quarter of 2003 to provide a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was $1,532,000 for the first nine months of 2003 compared to $1,876,000 for the first nine months of 2002. Accounts receivable increased $625,000. Inventories decreased $922,000. The Company received approximately $4,510,000 in income tax refunds. Accounts payable increased $871,000. Depreciation and amortization was $507,000.

         Capital expenditures were $54,000 in the first nine months of 2003 compared to $2,902,000 in the first nine months of 2002. The Company has limited plans for capital expenditures in 2003.

         The Company completed financing of $8,100,000 from the Illinois Development Finance Authority's 2001 maximum limit on tax-exempt private activity bonds to finance its facility in West Chicago, Illinois on July 26, 2001. The bond replaced approximately $2,865,000 of credit line debt, which had an interest rate of 6% at the time. The term of the loan is 20 years. The Company has been making quarterly sinking fund payments of $325,000, except that the December 2002 quarterly payment was not made until February 2003. The Company deposited $325,000 in the first quarter of 2003 and an additional $1,500,000 in April 2003 into the sinking fund for the Company's outstanding industrial bond debt account per the terms of its Forbearance Agreement with Bank One.

         On October 1, 2003, M-Wave entered into a new $2,413,533 loan with Bank One, NA that will mature on December 31, 2003, and will require monthly payments of interest at the bank's prime rate. This loan replaces the unpaid portion of the Industrial Revenue Bonds (IRB) that were used to fund the acquisition of the land and construction of the Company's manufacturing plant located in West Chicago, Illinois, and a related forbearance agreement with the bank. Upon signing the new loan, the Company is no longer in default of its obligations to the bank arising pursuant to the IRB. However, the Company will need to repay or negotiate the loan, or seek alternative financing, prior to the loans' maturity on December 31, 2003.Concurrent with the new loan, M-Wave paid $350,000 toward then-outstanding principal obligations, and Bank One released liens covering the Company's accounts receivable and inventory. Additional terms of the loan include assigning Bank One a lien on the Company's real estate and improvements located in Bensenville, IL, site of its former operations. Bank One is to receive a payment of $650,000 upon sale of the Bensenville assets, to be applied to the loan's principal. The Company's cash balance was approximately $791,000 as of September 30, 2003.

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

         The Company's ability to make scheduled principal and interest payments on, or to fund working capital and anticipated capital expenditures, will depend on the Company's future performance, which is subject to general economic, financial, competitive and other factors that are beyond its control. The Company's ability to fund operating activities is also dependent upon (a) proceeds of anticipated sales of fixed assets no longer required at the Company's Bensenville facility, (b) the Company's ability to effectively manage its expenses in relation to revenues and (c) the Company's ability to access external sources of financing. The Company has been unable to date to secure additional financing.

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

SIGNIFICANT EVENTS

         The Company continues to take the following steps to reposition the Company and improve its liquidity:

            -    reducing staff mainly in the production segment of the
                   Company's business;

            -    pursuing the sale of certain fixed assets no longer being used at the Company's Bensenville facility;

            -    engaging Jim Mayer, the managing member of Credit Support
                   International, LLC of Texas to assist the Company's management;

            -    Negotiating and entering into vendor settlement agreements with vendors for the partial forgiveness of our trade debt;

            -    Exploring options for the Company's owned property in West
                   Chicago, Illinois.

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

ITEM 4. CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of September 30, 2003, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) CHANGES IN INTERNAL CONTROLS. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                  PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  10.14 Credit Agreement, dated as of October 1, 2003, among Bank One, NA, M~Wave, Inc., and Poly Circuits, Inc.

                  10.15 Consulting Agreement, dated September 1, 2003, by and between the Company and Credit Support International, LLC.

                  31.1 Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act.

                  31.2 Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act.

                  32.1 Certification pursuant to 18 U.S.C. Section 135O, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification pursuant to 18 U.S.C. Section 135O, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

                  (1) A current report on Form 8-K was filed on October 14, 2003 under item 5 relating to progress made in our restructuring, including a new secured loan, the renewal of our engagement of a turnaround adviser, and our renegotiation of delinquent trade debt.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           M~WAVE,INC.

Date: November 12, 2003                                /s/ PAUL H. SCHMITT
                                                       -------------------------
                                                           Paul H. Schmitt
                                                         Chief Financial Officer

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

 10.12      Employment Agreement dated January 7, 2003 between the Company and
            Robert O'Connell                                                            *********

 10.13      Employment Agreement dated January 29, 2003 between the Company
            and Paul H. Schmitt                                                         *********

 10.14      Credit Agreement dated October 1, 2003 between Bank One, NA, the
            Company and Poly Circuits, Inc.                                             27-52

 10.15      Consulting Agreement, dated September 1, 2003, by and between the
            Company and Credit Support International, LLC.                              53-61

 21         Subsidiaries                                                                *********

 24.1       Consent of Grant Thornton LLP                                               *********

 31.1       Certification of the CEO Pursuant to Section 302 of the
            Sarbanes-Oxley Act.                                                         62

 31.2       Certification of the CFO Pursuant to Section 302 of the
            Sarbanes-Oxley Act.                                                         63

 32.1       Certification pursuant to 18 U.S.C. Section 135O, as adopted
            pursuant to section 906 of the Sarbanes-Oxley Act of 2002.                  64

 32.2       Certification pursuant to 18 U.S.C. Section 135O, as adopted
            pursuant to section 906 of the Sarbanes-Oxley Act of 2002.                  65

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