Form 10-K
period 2003-12-31
M WAVE INC
filed 2004-04-08
CIK 883842

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934
                   For the fiscal year ended December 31, 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to _____

                         Commission file number 0-19944

                                  M~WAVE, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                                 36-3809819
----------------------------------                          -------------------
(State or other jurisdiction of                                (I.R.S. Employer
Incorporation or organization)                              Identification No.)

475 Industrial Drive, West Chicago, Illinois                          60185
--------------------------------------------                     --------------

(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code             (630) 562-5550
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the Registrant is an accelerated      Yes     No
filer (as defined by rule 12b-6 of the Act)                          [ ]     [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 23, 2004 was approximately $12,917,000, computed on the basis of the last reported sale price per share ($4.31) of such stock on the NASDAQ National Market.

The Registrant has 4,443,294 common shares outstanding at March 23, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Proxy Statement for the Annual Meeting are incorporated by reference in Part III of this Form.

                                  M~WAVE, INC.
                                   FORM 10-K

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I
Item 1.        Business .......................................................................       5
Item 2.        Properties .....................................................................      14
Item 3.        Legal Proceedings ..............................................................      15
Item 4.        Submission of Matters to a Vote of Security Holders ............................      15

PART II
Item 5.        Market for the Registrants Common Equity and Related Stockholder Matters .......      16
Item 6.        Selected Financial Data ........................................................      17
Item 7.        Managements Discussion and Analysis of Financial Condition and Results
               Of Operations ..................................................................      17
Item 7a.       Quantitative and Qualitative Disclosures About Market Risk .....................      28

Item 8.        Financial Statements and Supplementary Data ....................................      28
Item 9.        Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure ...........................................................      28
Item 9a.       Controls and Procedures ........................................................      28

PART III
Item 10.       Directors and Executive Officers of the Registrant .............................      30
Item 11.       Executive Compensation .........................................................      30
Item 12.       Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters ....................................................      30
Item 13.       Certain Relationships and Related Transactions .................................      30
Item 14        Principal Accountants Fees and Services ........................................      30

PART IV
Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K ................      31

Signatures ....................................................................................      54

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

PART I

In this report, the terms "M~Wave," "Company," "we," "us," and "our" refer to M~Wave, Inc. and its subsidiary Poly Circuits, Inc.

ITEM 1. BUSINESS

During the fiscal year ended December 31, 2003 we effected a material restructuring of our business and financial statements in the printed circuit board industry, The following discussion relates our prior business engagement and, as a subsequent event, our new business approach.

The Company

M~Wave, Inc., through its wholly owned subsidiary Poly Circuits, Inc., is a value-added service provider of high performance printed circuit boards used in a variety of digital and high frequency applications for telecommunications and industrial electronics applications. M~Wave satisfies its customers requirements for telecommunications and industrial electronics application by using its 50,000 square foot state-of-the-art prototype and small volume facility located in West Chicago, Illinois and by outsourcing and coordinating the manufacture of such boards by a global base of suppliers located primarily in the Far East ("Virtual Manufacturing"). Virtual Manufacturing contractually supplies most of the printed circuit needs of our customers by managing the complete procurement process. We deliver products when the customer needs them through either consignment inventory control or just-in-time programs.

The Company began Virtual Manufacturing during 2000 by developing subcontracting relationships with global manufacturers. The Company typically begins the Virtual Manufacturing process by manufacturing prototypes and pre-production pilot-run printed circuits at its manufacturing facility. The Company often works closely with customer personnel during this stage to finalize fabrication details and guidelines for circuit boards. As customers' requirements for circuit boards develop into higher volumes, the Company subcontracts the manufacture of the circuit boards to global manufacturers. The Company continues to monitor the production and quality control of the circuit boards and works with its customers and global manufacturers throughout the Virtual Manufacturing process. The Company believes that Virtual Manufacturing allows the Company to satisfy a broader range of its customers' printed circuit board requirements without incurring substantial capital expenditures for property, plant and equipment.

The Company produces customer specified bonded assemblies consisting of a printed circuit board also bonded in some manner to a metal carrier or pallet. One bonding technique used by the Company is Flexlink(TM), a patented process granted to the Company in 1993. The Company developed an enhanced version called Flexlink II(TM) in 1996.

The Company's printed circuit boards and bonded assemblies are used in a variety of telecommunications and industrial electronic applications. Many of the Company's printed circuit boards are Teflon(TM) based and are advantageous for Radio Frequency ("RF") microwave and other wireless systems because of their extremely low power losses, coupled with stable, predictable electrical characteristics.

The production of Teflon(TM) based printed circuit boards and bonded assemblies are technologically demanding due to the precise requirements of their end-use applications and the miniaturization of the microwave frequency components. To meet these technological demands, the Company has developed manufacturing processes and designs, which reduce the cost and increase the manufacturability and reliability of customer systems. Additionally, the Company emphasizes quality engineering and design support for its customers. The Company is subject to stringent technical evaluation and ISO and UL certification by many of its customers.

Our manufacturing partners maintain most certifications for quality, environmental and safety including ISO, QS, UL, CE and others. Both the Company and its manufacturing partners have a solid reputation for timely delivery of products that are competitively priced, from plants operating at high levels for worker and environmental safety both within and outside the U.S.

The Company markets its products through regional sales managers supported by independent sales organizations. The Company's base of approximately 100 customers represents a highly sophisticated group of purchasers.

Significant Events Regarding Corporate Restructuring

During 2003 the Company began to respond to the sustained downturn in its domestic manufacturing operations, which had begun in 2002 and had caused those operations to become unprofitable. This effort generally occurred as follows.

April 15, 2003 Credit Support International, LLC (CSI) based in Dallas, Texas; specifically, Jim Mayer its Managing Member, was retained by the Company, initially serving as consultant and then Chief Restructuring Advisor to determine the Company's viability and then facilitate a restructuring of M-Wave's operations and financial position. The Consulting Agreement was amended in September 2003. Mayer has 18 years of consulting, turnaround, financing support service, and collateral control experience.

May 2003 the Company's restructuring began. Management determined that the continued and unprecedented fall of the telecom sector, with the resultant 70% loss of sales to large, concentrated telecom customers, necessitated a change in the Company's core business. It was determined that the Company could not absorb its direct and administrative costs based on then current and projected business levels, nor could it efficiently manufacture digital and RF PCB's. Key to the restructuring was to move out of direct manufacturing and effect an orderly sale of assets related to manufacturing, including its plant and equipment located in West Chicago, Illinois. (The Company had completed financing of $8,100,000 from the Illinois Development Finance Authority to acquire the facility, with credit enhancement by Bank One, N.A. in July 2001)

---In this regard we changed the Company's business model, not as a low-cost domestic manufacturer, but a low-cost, high performance supply-chain "pipeline" that offers middle market customers a "cradle-to-grave" approach to digital and RF PCB procurement, beginning with the birth of a product that requires domestic quick-turn, proto-types, pilot production runs, and that evolves into mass production in Asia. The Company had, from its Singapore office, achieved working partnerships with more than 22 Asian manufacturers where the Company extended its procurement and supply-chain services for its middle-market customers, a process referred to as "Virtual Manufacturing" (VM).

---In response to the challenge, the Company's management and its advisors developed the Strategic Operating Alliance (SOA) concept under which the Company, after significant due diligence and investigation of several local PCB producers, has teamed with a "best-in-class" local manufacturer: American Standard Circuits, Inc. (ASC) of Franklin Park, IL (www.asc-i.com). Under the SOA agreement, within the West Chicago facility, production transitioned from the Company to ASC.

The SOA agreement enabled ASC to immediately take over manufacturing at the Company's facility, and, simultaneously acquire certain assets from the Company at negotiated prices and terms, allowing the Company to free up cash and reduce debt while assuming joint tenancy in West Chicago with ASC. In essence the SOA is a transition vehicle that expands the Company's Far East VM model to a domestic strategy as well. In this regard, we believe that the SOA offers the Company increased efficiencies and flexibility by outsourcing domestic production using our VM model from overseas, to better position ourselves to take advantage of our strengths in marketing, sales, logistics, testing and consulting while ASC manages the domestic manufacturing processes.

August 2003 M-Wave received $922,000 from the Illinois Department of Revenue as a result of return of prior period taxes due to loss carry-backs. We had in March 2003 received $2,998,000 from the U.S. Treasury as a result of return of prior period taxes due to loss carry-backs. We used both refunds to reduce our indebtedness to Bank One N.A. under the Industrial Revenue Bond for the West Chicago facility.

October 1, 2003, M-Wave entered into a new $2,413,533 loan with Bank One, NA that matured on December 31, 2003. Upon signing the new loan, the Company was no longer in default of its obligations to the Bank arising pursuant to the IRB.

December 22, 2003, Bank One, NA extended the due date of the loan until January 31, 2004.

February 3, 2004, The SOA with ASC was completed; the West Chicago facility was sold to an ASC affiliate and the equipment at that location was sold to a partnership controlled by ASC in which Company is the minority member. Additional elements of SOA transaction are:

---ASC will provide the domestic manufacturing required by the Company's customers and be paid for finished product as a supplier to the Company. The Company will maintain the sales, support, manufacturing oversight, and logistics for its customers. The term of the SOA agreement is two years.

---The Company issued 5-year warrants to Gordhan Patel, owner of ASC, for the purchase of 500,000 shares of the Company's common stock at $1.35 per share, which vest on the first anniversary of the SOA agreement or upon an earlier sale of the Company. Additionally, the Company was granted by ASC the right to receive 8% of the gain over book value arising from a sale of ASC occurring on or after the first anniversary of the SOA agreement.

---The Company sold its West Chicago plant to an affiliate of ASC for a cash price of approximately $2,000,000. ASC has leased the manufacturing portion of that plant from the new owner to enable it to manufacture as required under the SOA.

---The Company leased a portion of the West Chicago facility to maintain its offices from which it will operate its domestic and international VM, supply chain management, and consulting businesses in close proximity to the domestic manufacturing being performed for its customers by ASC.

---The Company sold the major portion of its manufacturing equipment at the West Chicago facility to a newly formed limited liability company (LLC) for a cash price of $800,000 and a 20% preferred and secured interest in that entity. ASC is the other member of the LLC and has leased the use of the equipment from it. The Company's preferred interest enables it to receive, in any liquidation, the cash proceeds of the present value of the equipment in excess of the $800,000 already received before ASC receives any distribution, and distributions are thereafter made 80% to ASC and 20% to the Company. M-Wave undertook no financial liabilities with respect to this LLC that are material to its business or financial condition.

March 2004, Continuing with its restructuring strategy, the Company confirmed its intention to sell its prior plant and improvements located in Bensenville, Illinois as soon as practicable.

Financial Restructuring

February 2004, The balance sheet and operations of M-Wave, Inc. were substantially restructured as a result of the foregoing transaction as follows:

---The Company sold its West Chicago facility to an affiliate of ASC for a cash price of $2,000,0000. The Company also sold a major portion of its manufacturing equipment at the West Chicago facility to a newly formed limited liability company for a cash price of $800,000 and a 20% preferred and secured interest in that entity. ASC is the other member of the LLC and has leased the use of the equipment from it.

---Company re-evaluated its inventory and raw materials and further charged $141,000 to reserves of $435,000. This effectively positions the Company to move forward using its Virtual Manufacturing Model that places it more in a distribution and supply chain supplier mode.

---The Company used a portion of the funds generated from the sale of its assets to retire its debt of approximately $2,422,000 with Bank One, NA. Bank One N.A. also released all liens on the collateral securing the note. The Company no longer had any bank or finance company debt.

---The Company retired approximately $332,700 of delinquent trade debt for $200,000.

---The Company entered into informal final arrangements and forbearance to retire its remaining supplier debt with 12 former vendors for $1.1 million. The unpaid balances totaled $1.8 million. Payments are to be made on or before May 31, 2004.

March 2004 The Company arranged a working capital facility from Silicon Valley Bank. See Management's Discussion and Analysis of Financial Condition and Results of Operations - LIQUIDITY AND CAPITAL RESOURCES below.

Risk Factors Affecting Our Business and Results of Operations

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

Fluctuations in Quarterly Operating Results - Sustained Losses in Past Two Fiscal Years

Our quarterly results of operations are subject to significant variation for a variety of reasons, including the following:

         -        The timing and volume of our customers' orders;

         -        Price and product competition;

         -        Changes in mix of products we sell; and

         -        Demand for our products.

Each of these factors has had in the past, and may have in the future, an adverse effect on our quarterly operating results. In fact, we have sustained significant operating losses in fiscal years 2002 and 2003, as reflected in our Financial Statements included herein. Any inability to adjust spending quickly enough to compensate for any revenue shortfalls may magnify the adverse impact of such revenue shortfalls of our results of operations. As a result, our operating results may vary significantly from one quarter to the next.

Liquidity

The Company's ability to fund working capital and anticipated capital expenditures will depend on the Company's future performance, which is subject to general economic, financial, competitive and other factors that are beyond its control. The Company's ability to fund operating activities is also dependent upon (a) the Company's anticipated receipt of approximately $0.8 million in Federal tax refunds in April, (b) proceeds of anticipated sales of fixed assets no longer required at the Company's Bensenville facility, (c) the Company's ability to effectively manage its expenses in relation to revenues,
(d) the Company's ability to continue to execute on its plans with vendors for reduction of outstanding balances and (e) the Company's ability to access external sources of financing.. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, the anticipated receipt of the aforementioned tax refunds, proceeds from the sale of certain fixed assets and funds from external sources of debt financing will be adequate to meet its anticipated liquidity requirements over the next 12 months. The Company has obtained new debt financing with Silicon Valley Bank, as discussed below under Management's Discussion and Analysis of Financial Condition and Results of Operations - LIQUIDITY AND CAPITAL RESOURCES. There can be no assurances that the Company's operations and access to external sources of financing will continue to provide resources sufficient to service the Company's indebtedness after satisfying liabilities arising in the ordinary course of business.

Dependence on Major Customers

The Company's three largest customers accounted for 48% of the Company's net sales in 2003. The Company expects that a small number of customers will continue to account for a substantial majority of its sales and that the relative dollar amount and mix of products sold to any of these customers can change significantly from year to year. There can be no assurance that the Company's major customers will continue to purchase products from the Company at current levels, or that the mix of products purchased will be in the same ratio. The loss of the Company's largest customer or a change in the mix of product sales would have a material adverse effect on the Company.

Dependence on Domestic and Overseas Manufactures

The Company is dependent upon unaffiliated domestic and foreign companies for the manufacture of printed circuit boards as part of its Virtual Manufacturing process. The

Company's arrangements with manufacturers are subject to the risks of doing business, such as import duties, trade restrictions, production delays due to unavailability of parts or components, transportation delays, work stoppages, foreign currency fluctuations, political instability and other factors, such as satisfaction of its delinquent liabilities with certain overseas vendors, which could have an adverse effect on the Company's business, financial condition and results of operations. The Company believes that the loss of any one or more of its suppliers would not have a long term material adverse effect on its business, financial condition and results of operations because other manufacturers would be able to increase production to fulfill its requirements. However, the loss of certain suppliers, could, in the short term adversely affect its business until alternative supply arrangements were secured.

                        ********************************

M~Wave, Inc. was incorporated in Delaware in January 1992. The Company's executive offices are located at 475 Industrial Drive, West Chicago, Illinois, 60185, and its telephone number is (630) 562-5550; its website is http://www.mwav.com. Presently, SEC filings are not available on the Company's website but, if requested, the Company will provide electronic or paper copies of SEC filings free of charge.

Industry and Market

There is a concentrated and significant market for RF-related printed circuit boards and bonded assemblies associated primarily with wireless communications. In addition, there is a very large and varied market for lower to high technology digital circuit boards. The technology ranges between dual-sided circuit boards associated with applications like signaling or lighting devices to 20-plus layer boards with complex circuitry requirements associated with medical or military applications. Within both customer types there has been an "outsourcing" trend whereby many end users have reduced their internal production of printed circuit boards and bonded assemblies and moved to buying these products from "contract manufacturing" board shops. But within outsourcing, the domestic U.S. market has evolved to associate itself with pre-production short runs, prototypes, and niches while mass production has largely migrated to Asia. The total domestic market for printed circuit boards has substantially shrunk dramatically since 1999, and is now about $2 billion according to Company estimates.

One of the most widely recognized high frequency telecommunication systems in commercial use is the cellular telephone. Cellular systems operate at the lower end of the microwave spectrum and use Teflon(TM) based printed circuit boards and bonded assemblies in power amplifier base stations. Approximately 13%, 49% and 90% of the Company's revenues in 2003, 2002, and 2001, respectively, were related to the cellular telephone industry.

The Company also services broadband access suppliers. Broadband access solution companies provide broadband products, service solutions and conferencing solutions for carriers, service providers and business enterprises around the world. Approximately 28% of the Company's 2003 and 29% of the Company's revenue in 2002 was related to broadband access suppliers.

Customers and Marketing

The Company's customers include microwave system contract or original equipment manufacturers (OEM's) with sophisticated technologies and requirements. The Company markets its products through regional sales managers supported by independent sales organizations. The Company currently services a customer base of approximately 100.

The sale of microwave printed circuit boards is technical in nature. The Company works with customer personnel who are frequently experts in microwave design and theory with added expertise in fabrication and design techniques for printed circuit boards. Typically, microwave system manufacturers provide the Company fabrication details and guidelines. The Company has the products fabricated the products to customer specifications.

The Company has adopted a program of early supplier involvement as part of its sales strategy. The Company has the opportunity to design-in its manufacturing processes as a means of reducing the cost of microwave systems. The emphasis upon a partnership underlies the Company's relationship with its customers.

The Company markets its products through regional sales managers supported by approximately 20 independent sales organizations, which are paid a commission to represent the Company. International sales of the Company's products have accounted for less than 5% of revenues in each of 2003, 2002 and 2001.

In 2003, Westell, Inc., Celestica International, and Remec accounted for 28%, 12% and 8%, respectively, of the Company's revenues. In 2002, Celestica International, Westell, Inc. and Lucent Technologies accounted for 31%, 29% and 11%, respectively, of the Company's revenues. In 2001, Lucent Technologies accounted for 90% of the Company's revenues. On September 1, 2001, Lucent transitioned a segment of their manufacturing operations at Columbus, Ohio to Celestica. Celestica is based in Toronto, Canada. On September 1, 2001 Lucent also transferred most of their open purchase orders with the Company to Celestica. In 2001, Lucent's revenue also includes revenue shipments to Celestica. The loss of, or a substantial reduction in or change in the mix of orders would have a material adverse effect on the Company's results of operations and financial condition. The Company continues to vigorously pursue a strategy of being a source to a broader base of customers and intends to seek to be one of a few key suppliers rather than the sole supplier.

As of December 31, 2003, the Company had an order backlog of approximately $1,763,000 compared to $2,540,000 at December 31, 2002. Nearly all of the Company's backlog is subject to cancellation or postponement without significant penalty. The Company does not believe that this backlog is necessarily indicative of the Company's future results of operations or prospects.

Products and Production

The Company has exited direct domestic manufacturing by using operating and strategic partnerships with ASC and Asian printed circuit board manufacturers. ASC and our Asian partners manufacture to our specifications and under our review from management based in Chicago and Singapore.

As more fully described above, on February 3, 2004 the Company entered a Strategic Operating Alliance (SOA) agreement with Franklin Park, Illinois based American Standard Circuits, Inc. (ASC) Under the SOA agreement, within the West Chicago facility, production will transition from M~Wave to ASC. The term of the SOA agreement is two years. The result will be that both production and domestic sales will be carried out within the same facility with joint tenants M-Wave and ASC.

Our manufacturing partners maintain most certifications for quality, environmental and safety including ISO, QS, UL, CE and others. The Company's objective is to have a solid reputation for timely delivery of products that are competitively priced, from plants operating at high levels for worker and environmental safety both within and outside the U.S.

The Company markets its products through regional sales managers supported by independent sales organizations. The Company's base of approximately 100 customers represents a highly sophisticated group of purchasers

Product Development

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

Virtual Manufacturing

The Company out-sources the manufacture of printed circuit boards as part of its Virtual Manufacturing process to unaffiliated manufacturers. Many of these suppliers are ISO 9000 certified. The Company believes that it maintains good business relationships with its unaffiliated manufacturers.

On February 3, 2004 the Company entered a Strategic Operating Alliance (SOA) agreement with Franklin Park, IL based American Standard Circuits, Inc. (ASC) Under the SOA agreement, within the West Chicago facility, production will transition from M~Wave to ASC. The term of the SOA agreement is two years. This transaction expands our Virtual Manufacturing concept to domestic manufacturing strategic partner.

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

In connection with execution of the SOA agreement, February 3, 2004, the Company has transferred most of the risks of manufacturing including raw material acquisition, process controls, scrap, quality control, human resources productivity, working asset absorption and plant failure to ASC. This allows M-Wave to move with greater flexibility as a marketing and service firm, less a manufacturer domestically. The Company gears itself to market conditions to gain sales otherwise imprudent and outsource these using the VM approach. The Company believes the SOA will offset some the risks associated with both decline of domestic markets and prices. Internationally, M-Wave is positioned to derive its sales increasingly from its Asian VM activities, assisting U.S. Companies in identifying and entering into offshore mass production activities. Nothing can assure that M-Wave can be successful under its new business model as it competes increasingly with brokers, distributors, and some manufacturers who adopt similar strategies.

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

Employees

On December 31, 2003, the Company employed approximately 57 persons. The Company closely monitors the number of employees. As of March 15, 2004, the Company employed approximately 17 persons; most of the manufacturing employees were terminated in February, 2004 and hired by American Standard Circuits under the terms of the Strategic Operating Alliance.

None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its labor relations to be very good.

Executive Officers of the Registrant

The following is a list of Company's executive officers as of March 31, 2004:

Name                              Age                     Position
----                              ---                     --------
Joseph A. Turek                   46                Chairman and
                                                    Chief Executive Officer

Paul H. Schmitt                   57                Secretary and Treasurer
                                                    Chief Financial Officer

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

ITEM 2. PROPERTIES

Facilities

The following table lists the manufacturing, administrative, marketing facilities of the Company during 2003:

                                                                                          Lease
         Location                         Function                 Square Feet        Expiration Date
         --------                         --------                 -----------        ---------------
West Chicago, Illinois                 Manufacturing                  50,000        Owned

Bensenville, Illinois                  Manufacturing                  14,000        Owned

Bensenville, Illinois                  Administrative                 13,000        June 30, 2005
                                                                                    (Subject to option
                                                                                    to renew for three
                                                                                               years)

The Company purchased the West Chicago facility in the fourth quarter of 2000 and began manufacturing at that facility in the fourth quarter of 2001. The Company closed its Bensenville facilities in the third quarter of 2002 and consolidated operations at its West Chicago facility. The Company plans to sell the owned property in Bensenville as soon as possible.

The Company has its corporate headquarters in West Chicago, Illinois. Administration occupies approximately 5,000 square feet.

On February 3, 2004, the Company sold its West Chicago facility to an affiliate of American Standard Circuits for approximately $2,000,000. American Standard Circuits has leased the manufacturing portion of the facility from the new owner to enable it to manufacture as required under the Strategic Operating Alliance. The Company has leased a portion of the facility to maintain its corporate offices, VM shipping inspection and warehousing of finished customer goods either awaiting shipment or in connection with supply chain services, including "just-in-time," demand pull products.

The Company is actively seeding a buyer for its Bensenville assets.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation which is material to its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's Annual Meeting of Stockholders was held on December 11, 2003.

         (b) At the Company's Annual Meeting of Stockholders, the Stockholders reelected to the Company's Board of Director Mr. Joseph A. Turek. Mr. Turek is a Class II Directors and will serve a term ending upon the election of Class II Directors at the 2006 Annual Meeting of Stockholders. The aggregate number of votes cast for, against or withheld, for the election of Mr. Turek was as follows: 3,432,248 for, 0 against and 74,060 withheld.

         (c) At the Company's Annual Meeting of Stockholders, the Stockholders ratified the appointment of Grant Thornton LLP as auditors of the Company for the 2003 fiscal year. The aggregate number of votes cast for, against or withheld, for the ratification of Grant Thornton LLP as auditors was 3,391,758, 12,250 and 102,300, respectively.

         (d) At the Company's Annual Meeting of Stockholders, the Stockholders also approved the adoption of the Company's 2003 Stock Incentive Plan. The aggregate number of votes cast for, against or withheld, for adoption of the Company's 2003 Stock Incentive Plan was 892,826, 446,586 and 111,976, respectively.

PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock is traded on the NASDAQ National Market (trading symbol MWAV). The following table sets forth, for the calendar periods indicated, the range of the high and low last reported sales prices of the common stock from January 1, 2002 through December 31, 2003 as reported by the NASDAQ.

                                        Year Ended December 31
                    ----------------------------------------------------------------
                               2002                                 2003
                    ---------------------------        -----------------------------
                      Low                 High           Low                   High
                    -------              -----         -------                ------
First Quarter       $ 5.35               $ 8.10        $  0.78                $ 1.49

Second Quarter        3.65                 6.84           0.43                  1.00

Third Quarter         0.77                 3.56           0.60                  1.10

Fourth Quarter        0.75                 2.62           0.45                  1.00

As of March 25, 2004, there were approximately 700 shareholders of record owning the common stock of the Company.

The Company did not pay any dividends on its common stock in 2002 or 2003 and intends not to pay dividends in the foreseeable future in order to reinvest its future earnings in the business.

Disclosure Regarding the Company's Equity Compensation Plans

The following table summarizes information about equity awards under the 1992 Stock Option Plan and the 2003 Stock Incentive Plan as of December 31, 2003

                                                                         Weighted           Number of Shares of
                                          Number of shares of             Average              Common Stock
                                          Common Stock to be          Exercise Price       Available for Future
                                        Issued upon exercise of       of Outstanding       Issuances (excluding
Plan Category                            Outstanding Options*             Options          shares reflected in*)
-------------                            --------------------             -------          ---------------------
Equity compensation plans
approved by security holders                    450,025                    $5.29                  543,800

Equity compensation plan not
approved by security holders:                   -------                    -----                  -------
                                                450,025                    $5.29                  543,800
                                                =======                    =====                  =======

Outstanding options at December 31, 2003 includes 144,000 shares of Common Stock issued to Credit Support International, LLC per the Consulting Agreement dated September 1, 2003 by and between the Company and Credit Support International, LLC.

The number of shares of Common Stock available for future issuance under the 1992 Stock Option Plan is 0. The number of shares of Common stock available for future issuance under the 2003 Stock Incentive Plan is 543,800.

In 1992, the Company's Board of directors adopted the 1992 Plan. The Company's shareholders approved the 1992 Plan in February 1992 and approved amendments to the 1992 Plan in June 1995 and June 1997. See Exhibit 10.1 of Form 10-K for the Plan document, as amended.

The Company also maintains the 2003 Stock Incentive Plan ("2003 Stock Incentive Plan") pursuant to which the Company may grant option or stock awards. The 2003 Stock Incentive Plan was adopted by the Board of Directors and approved by stockholders at the 2003 Annual Meeting of Stockholders.

See Exhibit 10.16 to Form 10-K for the 2003 Stock Incentive Plan document.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years in the period ended December 31, 2003.

                                                                            Year Ended December 31,
                                            -----------------------------------------------------------------------------------
                                                 2003              2002             2001              2000             1999
                                            -------------      ------------     -----------       -----------      ------------
Statement of Operations Data:
   Net sales                                $ 14,187,290       $22,467,683      $54,824,432       $57,559,962      $  11,305,643
   Gross profit (loss)                        (1,762,656)       (2,325,855)      10,371,594         9,888,795          1,022,662
   Operating Income/Loss                     (12,954,335)       (8,076,667)       6,112,791         5,904,442         (1,106,419)
   Income (loss) before income taxes         (12,666,735)       (8,311,353)       6,268,444         5,945,268         (1,086,391)
   Net income (loss)                         (12,047,275)       (5,027,547)       3,796,789         3,939,962           (688,905)
   Weighted average shares                     4,443,294         4,447,859        4,536,204         4,561,957          4,535,342
   Basic earnings (loss) per share                 (2.71)            (1.13)            0.84              0.86              (0.15)
   Diluted shares                              4,443,294         4,447,859        4,565,021         4,641,805          4,535,342
   Diluted earnings (loss) per share               (2.71)            (1.13)            0.83              0.85              (0.15)

  Balance Sheet Data:
   Working capital                          $ (3,966,777)      $   706,394      $ 8,384,609       $ 6,642,608      $   5,446,183
   Total assets                                8,483,290        23,327,642       28,142,718        32,390,957         15,935,799
   Long-term debt                                      0                 0        2,743,527           166,566          1,886,799
   Stockholders' equity                          622,047        12,669,322       17,754,760        14,505,976         10,475,577

  Note: 2003 results include Impairment of Building and Equipment charges of approximately $7,452,000. 2002 results include Restructuring expense of approximately $1,752,000. Also, working capital includes $2,457,000 of current debt in 2003 and $5,018,000 of current debt in 2002.

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

Overview

(see Item 1. Business, Significant Events Regarding Corporate Restructuring)

M~Wave is a value-added service provider of high performance circuit boards used in a variety of digital and high frequency application for telecommunications and industrial electronics applications.

M~Wave's business has been particularly challenging for the past two years, due to the downturn in the telecommunication industry and the resulting decline in customer demand. The Company continues to strive to increase its customer base by signing new supply chain management agreements with new and existing customers. Increasingly, the Company is serving as an intermediary for its U.S.

customers by brokering the purchase of circuit boards through an established base of Asian producers with which it does business.

Critical Accounting Policies and Estimates

Management Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that effect: (1) the reported amounts of assets and liabilities; (2) the disclosure of contingent liabilities; and (3) the reported amounts of sales and expenses during the reporting period. On an on-going basis, we evaluate and update our estimates and judgments, including those related to the collection of accounts receivable, valuation of inventory, impairment of long-lived assets, and amount of warranty obligations. We base our estimates and judgments on historical experience and on other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions. We believe the following critical accounting policies, among other policies, effect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon the shipment of its products from its manufacturers to the customer provided that the Company has received a signed purchase order; the price is fixed, title has transferred, product returns are reasonably estimable; collection of resulting receivable is reasonably assured; there are no customer acceptance requirements and there are no remaining significant obligations. We maintain an allowance for estimated product returns based on historical experience. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This estimate is based on historical experience, current economic and industry conditions and the profile or our customer mix. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is maintained for potential credit losses. When evaluating the adequacy of our allowance for doubtful accounts, management specifically analyzes accounts receivable on a client-by-client basis, including customer credit worthiness and current economic trends, and records any necessary bad debt expense based on the best estimate of the facts known to date. Should the facts regarding the collectability of receivables change, the resulting change in the allowance would be charged or credited to income in the period such determination is made. Such a change could materially impact our financial position and results of operations.

Inventory

Inventory is valued at the lower of cost or market value and includes materials, labor and manufacturing overhead. Reserves are provided for estimated obsolescence or non-marketability equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions were to be less favorable than we projected, additional inventory write-downs may be required. The reserve for Inventory Obsolescence is $435,000 for 2003 compared to $874,000 in 2002. The reserve was based on specific items identified in the ending inventory.

Long-lived Assets

We review long-lived assets for impairment when circumstances indicate that the carrying amount may not be recoverable. Factors which could trigger an impairment review include significant decline in operating results relative to historical or projected future operating results, significant changes in the manner of our use of assets, changes in technology or significant negative or economic trends. If this review indicates that the value of an asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the value of the asset is not recoverable, the net carrying value of the asset will be reduced to the fair value and the remaining depreciation period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our financial statements if and when an impairment charge is recorded. The Company recorded impairment of building, plant and equipment charges in 2003 of $7,452,000.

Warranty

We provide for the estimated cost of the product warranties at the time revenue is recognized. The warranty obligation includes a provision based on historical experience, as well as reserves for specific issues we identify. To the extent actual warranty charges vary from our historical experience, revisions to the estimated warranty liability may be required.

Accounting for Income Taxes

We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided using currently enacted tax rates when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have generated certain deferred tax assets as a result of operating losses and temporary differences between book and tax accounting. Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. For the year ended December 31, 2003, we recorded a full valuation allowance against our deferred tax assets of approximately $4,301,000, as a result of operating losses incurred and reported in 2003, and the uncertainty of the timing and amount of future taxable income. If the realization of our deferred tax assets in future periods is considered more likely than not, an adjustment to our deferred tax asset would increase net income in the period such determination is made. The amount of deferred tax assets considered realizable is based on significant estimates. Changes in these estimates could materially affect our financial condition and results of operations in future periods.

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation costs for employee stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

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

Results of Operations

Listed below are the related expenses for 2003, 2002 and 2001, as a percent of sales.

                                                       2003      2002      2001
                                                       ----      ----      ----
Net sales                                             100.0%    100.0%    100.0%
Cost of goods sold                                    112.4     110.4      81.1
                                                      -----     -----     -----
   Gross profit                                       (12.4)    (10.4)     18.9
                                                      -----     -----     -----
Operating expenses:
   General and administrative                          16.9      11.0       5.0
   Selling and marketing                                9.5       6.8       2.8
   Impairment of building and equipment                52.5       0.0       0.0
   Restructuring expense                                0.0       7.8       0.0
                                                      -----     -----     -----

   Total operating expenses                            78.9      25.6       7.8
                                                      -----     -----     -----

Operating income (loss)                               (91.3)    (36.0)     11.1

Interest income (expense) - net                         0.0      (0.6)     (0.5)
Rental income                                           0.0       0.0       0.3
Debt forgiveness                                        1.9       0.0       0.0
Gain (loss) on disposal of equipment                    0.1      (0.4)      0.5
                                                      -----     -----     -----
   Total other income (expense)                         2.0      (1.0)      0.3
                                                      -----     -----     -----

Income (loss) before income taxes                     (89.3)    (37.0)     11.4

Income tax expense (benefit)                           (4.4)    (14.6)      4.5
                                                      -----     -----     -----

Net income (loss)                                     (84.9)    (22.4)%     6.9%
                                                      =====     =====     =====

Subsequent Events

On February 3, 2004, the Company announced a major restructuring of its balance sheet and its operating model that included the sale of its West Chicago plant and equipment to firms associated with the signing of a Strategic Operating Alliance (SOA) agreement with Franklin Park, IL based American Standard Circuits, Inc. (ASC). In connection with the asset sales and signing of the SOA agreement, the Company also announced retirement of its $2.422 million debt to Bank One, NA that included releases of liens on the collateral securing the note. The Company further indicated that delinquent balances to its trade creditors would be reduced approximately $200,000 in line with its previously negotiated terms.

The Company, through its wholly owned manufacturing subsidiary, Poly Circuits, Inc., historically has been a value-added, domestic producer and international service provider of high performance printed circuit boards (PCBs) used in a variety of digital and RF applications.

The Company's restructuring began in May 2003, necessitated by a continued and unprecedented fall of the telecom sector, with the resultant 70% decrease in net sales. It was determined that the Company could not absorb its direct and administrative costs based on then current and projected business levels, nor could it efficiently manufacture digital and RF PCB's.

The heart of the Company's business model is not to be a low-cost domestic manufacturer, but to operate a low-cost, high performance supply chain "pipeline" that offers middle market customers a "cradle-to-grave" approach to digital and RF PCB procurement, beginning with the birth of a product that requires domestic quick-turn, proto-types, pilot production runs, and that evolves into mass production in Asia. The Company had, from its Singapore office, achieved working partnerships with more than 20 Asian manufacturers where the Company extended its procurement and supply-chain services for its middle-market customers, a process referred to as "Virtual Manufacturing" (VM).

In response to the challenging time, the Company's management and advisors developed the Strategic Operating Alliance (SOA) concept under which the company, after significant due diligence and investigation of several local PCB producers, has teamed with a "best-in-class" local manufacturer: American Standard Circuits, Inc. (ASC) of Franklin Park, IL (www.asc-i.com). Under the SOA agreement, production will transition from the Company to ASC, in a blending of a traditional outsourcing and a joint venture in one vehicle.

The SOA agreement enables ASC to immediately take over manufacturing at the Company's facility, and, simultaneously acquire certain assets, allowing the Company to free up cash, reduce debt, while assuming joint tenancy in West Chicago with ASC, in a seamless transition that expands the company's Far East VM model to a domestic strategy as well.

Further Highlights of Restructuring

      (a) Under the SOA, ASC will provide the domestic manufacturing required by the Company's customers and be paid for finished product as a supplier to the Company. The Company will maintain the sales, support, manufacturing oversight, and logistics for its customers. The term of the SOA agreement is initially two years.

      (a) Under the SOA, the Company issued 5-year warrants to Mr. Gordhan Patel, principal shareholder and CEO of ASC for the purchase of 500,000 shares of its common stock at $1.35 per share, which vests on the first anniversary of the SOA agreement or upon an earlier sale of the Company (if applicable), and M-Wave was granted by ASC the right to receive 8% of the gain over book value arising from a sale of ASC to a third party occurring on or after the first anniversary of the SOA agreement (if applicable).

      (b) The Company sold its West Chicago plant to an affiliate of ASC for a cash price of approximately $2,000,000. ASC has leased the manufacturing portion of that plant from the new owner to enable it to manufacture as required under the SOA.

      (c) The Company has leased a portion of the West Chicago facility to maintain its offices from which it will operate its domestic and international VM, supply chain management, and consulting businesses in close proximity to the domestic manufacturing being performed for its customers by ASC.

      (d) The Company sold the major portion of its manufacturing equipment at the West Chicago facility to a newly formed limited liability company
      (LLC) for a cash price of $800,000 and a 20% preferred and secured interest in that entity. ASC is the other member of the LLC and has leased the use of the equipment from it. The Company's preferred interest enables it to receive, in any liquidation, the cash proceeds of the present value of the equipment in excess of the $800,000 already received before ASC receives any distribution, and distributions are thereafter made 80% to ASC and 20% to the Company.

Continuing with its restructuring strategy, the Company confirmed its intention to sell its prior plant and improvements located in Bensenville, Illinois as soon as practicable.

COMPARISON OF 2003 AND 2002

Net Sales

Net sales for 2003 decreased 37% to $14.2 million from $22.5 million in 2002. The decrease in net sales is related to a drop in demand in the high-frequency applications offset partially by increased demand in industrial electronic applications. Net sales in 2002 also included two non-recurring events that boosted net sales by $3,600,000. These events were the result of (1) a cancellation charge of approximately $2.5 million paid by Lucent related to the discontinuation of several products and (2) a one-time shipment of inventory for approximately $1.0 million that the Company was holding for Westell. Had these events not occurred the net sales for 2002 would have been approximately $18,868,000.

The Company's three largest customers: Westell, Celestica and Remec, accounted for 48% of the Company's net sales in 2003 compared to 62% in 2002. Net sales to Westell decreased $2,605,000 to $3,951,000 in 2003. Celestica decreased $5,656,000 to $1,746,000 in 2003. Net sales to Remec increased by $1,138,000 to
$1,141,000 in 2003.

Gross Profit (Loss) and Cost of Goods Sold

The Company's gross loss for 2003 was $1,763,000 compared to a gross loss of $2,326,000 for 2002. 2002 included two non-recurring events that boosted revenue by $3,600,000 and gross margin by $2,500,000. These events were a result of the end of life of several products we produced for Lucent and shipment of inventory we were holding for Westell. Had these events not occurred, the gross loss for 2002 would have been approximately $4,826,000. The gross loss for 2003 is a result of underutilization of the manufacturing facility in West Chicago, Illinois for the first nine months of 2003. In September 2003 the Company exited direct manufacturing entering into an operating consulting agreement with ASC that transferred to it oversight for manufacturing as a precursor to the Strategic Operating Alliance agreement (see Subsequent Events) signed February 3, 2004. This resulted in a positive gross profit of approximating $250,000 in the fourth quarter of 2003.

The Company has a total reserve for inventory obsolescence of $435,000 at December 31, 2003 and $874,000 at December 31, 2002. Substantially all of the reserve for inventory obsolescence is related to specific inventory. The inventory obsolescence reserve requires the use of estimates. The Company believes the techniques and assumptions used in establishing the reserve is appropriate. See Financial Statement Schedules on page 31.

Operating Expenses

General and administrative expenses were $2,394,000 or 16.9% of net sales in 2003, compared to $2,471,000 or 11.0% of net sales in 2001. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment, computer systems and occupancy expenses. Legal fees were up $351,000 relating to the Strategic Operating Alliance, refinancing of the Industrial Revenue Bond and other corporate matters. The Company expensed $289,000 in 2002 of initial costs related to the Industrial Revenue Bond.

Selling and marketing expenses were $1,345,000 or 9.5% of net sales in 2003, compared to $1,528,000 or 6.8% of net sales in 2002. Selling and marketing expenses include the cost of salaries, advertising and promoting the Company's products and the commissions paid to independent sales organizations. Payroll related expenses were down $94,000 with the elimination of two regional sales managers and support staff. Commissions paid to independent sales organizations were up $34,000.

The Company recorded impairment of building, plant and equipment charges in 2003 of $7,452,000. The charge was recorded to comply with FASB statement No. 144, which requires the Company to (a) recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure the impairment losses as the difference between the carrying amount and the fair value of the asset. On September 30, 2003, the fair value of the West Chicago,

Illinois property was estimated at approximately $2,000,000 and the machinery and equipment at $1,929,000. This resulted in a write-down of the assets of $7,452,000, during 2003.

Restructuring expenses were $1,752,000 or 7.8% of net sales in 2002. Restructuring expenses include costs associated with the closing, cleanup and the future disposition of the Bensenville facilities.

Operating Loss

Operating loss was $12,954,000 or 91.3% of net sales in 2003, compared to an operating loss of $8,077,000 or 36.0% of net sales in 2002. The change in operating income can be summarized as follows:

Decrease in net sales                                          $     857,000
Decrease in gross margin                                            (294,000)
Impairment of building and equipment                              (7,452,000)
Restructuring expense                                              1,752,000
Decrease in operating expenses                                       259,000
                                                              --------------

Decrease in operating income                                  ($   4,878,000)
                                                              ==============

Interest Income

Interest income from short-term investments was $164,000 in 2003 compared to $195,000 in 2002.

Interest Expense

Interest expense, primarily related to new borrowings for the West Chicago facility, was $176,000 in 2003 compared to $334,000 in 2002.

Gain on disposal of fixed assets

The Company recorded a gain of $34,000 in 2003 relating to the sale of certain assets in the Bensenville facility. The Company recorded a loss of $96,000 in 2002 relating to the certain sale of assets in the Bensenville facility.

Income Taxes

The Company had an effective tax credit of 4.4% in 2003 compared to an effective tax credit of 39.5% in 2002. The Company's tax credit is limited to expected tax refunds approximating $823,000 for 2003.

COMPARISON OF 2002 AND 2001

Net Sales

Net sales for 2002 decreased 59% to $22.5 million from $54.8 million in 2001. The decrease in net sales is related to the telecommunication industry, which saw demands reduced by approximately $39,700,000 from 2001 requirements. The Company was able to offset some of the decrease in demand for telecommunication related products by promoting its "Virtual Manufacturing" business model and entering into the industrial electronics market. Virtual Manufacturing allows the Company to increase its manufacturing capabilities without "bricks and mortar" by using global suppliers to manufacture all types of high-quality printed circuits at lower than domestic suppliers. The Company developed sub-contracting relationships in 2002 and 2001 with Asian suppliers to create its "Virtual Manufacturing" business. The Company begins the process by manufacturing prototype or pre-production printed circuits at our wholly owned subsidiary, Poly Circuits, Inc. As our customer requirements develop into higher volumes we broaden our capability by sub-contracting PCB's to our Asian partners while adding value to our customers for the service that may include warehousing and logistics as well. Other value adding can include options like: supply chain management, bonding, plating, impress storehouses, repackaging and final inspection of specified quantities. The Company signed contracts with eleven new virtual manufacturing customers in 2002. Virtual Manufacturing accounted for approximately 76% of the Company's net sales for 2002 and 90% of the Company's net sales in 2001.

The Company's three largest customers: Celestica, Westell and Lucent, accounted for 71% of the Company's net sales in 2002 compared to 90% in 2001. Net sales to Celestica decreased $4,218,000 to $7,055,000 in 2002. Westell was a new customer in 2002 with sales of $6,580,000. Net sales to Lucent decreased by $35,493,000 to $2,506,000 in 2002, of which most of the sales to Lucent related to an end of life sale. On September 1, 2001, Lucent transitioned a segment of their manufacturing operations at Columbus, Ohio to Celestica. Celestica is based in Toronto, Canada. On September 1, 2001 Lucent also transferred most of their open purchase orders with the Company to Celestica.

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

During 2002, one manufacturer accounted for approximately 24% of the printed circuit boards supplied to the Company compared to 60% in 2001. The Company has a total reserve for inventory obsolescence of $874,000 at December 31, 2002 and $2,027,000 at December 31, 2001. Substantially all of the reserve for inventory obsolescence is related to specific inventory. The inventory obsolescence reserve requires the use of estimates. The Company believes the techniques and assumptions used in establishing the reserve is appropriate. See Financial Statement Schedules on page 31.

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

Operating Loss

Operating loss was $8,077,000 or 35.9% of net sales in 2002, compared to an operating income of $6,113,000 or 11.1% of net sales in 2001. The change in operating income can be summarized as follows:

Decrease in net sales                                          ($ 6,122,000)
Decrease in gross margin                                         (6,576,000)
Decrease in operating expenses                                   (1,492,000)
                                                               ------------

Decrease in operating income                                   ($14,190,000)
                                                               ============

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

LIQUIDITY AND CAPITAL RESOURCES

The Company completed a material restructuring of its balance sheet and operations in February 2004. See Item 1. Business, above.

Net cash provided by operations was $1,315,000, $1,516,000 and $11,410,000 in 2003, 2002 and 2001, respectively. Inventories decreased $1,169,000 at year ended December 31, 2003, as the Company exited direct domestic manufacturing by using operating and strategic partnerships with ASC and Asian printed circuit board manufacturers. Accounts receivable were up $449,000 due to increased sales in the fourth quarter of 2003 compared to the fourth quarter of 2002. Days sales outstanding is at 55 days, 51 days and 58 days at December 31, 2003, 2002 and 2001, respectively. Depreciation and amortization in 2003 was $592,000, down $854,000 from 2002 and down $775,000 from 2001. The Company recorded impairment of building, plant and equipment in 2003 of $7,452,000 that reduced depreciation expense in 2003. Accounts Payable was up $658,000 over 2002 and $1,253,000 over 2001. The Company received Income Tax refunds of approximately $4,510,000 in 2003. Purchases of property, plant and equipment were $54,000, $2,997,000, and $7,558,000 in 2003, 2002 and 2001, respectively. The Company purchased a new facility located in West Chicago in 2000 at a cost of approximately $1,600,000. Capital expenditures relating to the new West Chicago Facility were $2,856,000 in 2002 and $6,374,000 in 2001. The Company plans for minimal capital expenditures in 2004 as a result of exiting manufacturing.

Working Capital

Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to fund working capital and anticipated capital expenditures, subject to general economic, financial, competitive and other factors that are beyond its control. The Company's ability to fund operating activities is also dependent upon (a) the Company's anticipated receipt of approximately $0.7 million in Federal tax refunds in April (b) proceeds of anticipated sales of fixed assets no longer required at the Company's Bensenville facility, (c) the Company's ability to effectively manage its expenses in relation to revenues, (d) the Company's ability to continue to execute on its plans with vendors for reduction of outstanding balances in excess of payments made and (e) the Company's ability to access external sources of financing. In addition, the Company is continuing its efforts to sell its prior plant and improvements located in Bensenville, Illinois as soon as practicable.

Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, receipt of the aforementioned tax refunds, proceeds from the sale of certain fixed assets, vendor payable reductions and funds obtained from a bridge receivables purchasing facility through Silicon Valley Bank (SVB) on March 31, 2004 will be adequate to meet its anticipated liquidity requirements over the next 12 months. In connection with the SVB bridge receivables purchasing facility the Company expects to further negotiate with SVB for a permanent $2.5 million revolving credit facility to replace the bridge facility, as contemplated therein. [see details below].

Financing - Subsequent Event

On March 31, 2004 Silicon Valley Bank, N.A. (Bank) and the Company entered into the first of a two-step financing known as "Mini ABL" that will commence with an accounts receivable purchase facility. Under the facility, the Company can sell to the Bank, subject to Bank approval, up to 85% of the face value of approved invoices to a maximum of $2.5 million. The cost of the facility includes a 1/2% one-time discount, plus Prime rate plus 2.5 percent of interest. The Company and the Bank signed the Mini ABL agreement March 31, 2004. The initial proceeds to the Company were is $1.27 million.

The proposed funding, if consummated, will be 85% advances against eligible accounts receivable with a $500k sub-limit on pre-sold inventory that does not exceed 33% of the total funding of $2.5 million. Contracts and Obligations

Contracts and Obligations

Under the terms of the Strategic Operating Alliance), so long as the Company is outsourcing manufacturing to ASC, the Company has certain contracts and continuing obligations to ASC, for the payment of various outsourcing expenses. It also has a five-year lease for its administrative offices, testing and shipping departments at the West Chicago location. In total these obligations approximate $41,000 monthly. The SOA, itself, is a renewable two-year agreement commencing February 2004.

Additionally, under the terms of the first receivable financing facility with Silicon Valley Bank (SVB), known as "Mini ABL", the Company has a contract to sell, subject to Bank approval, up to $2.5 million of its approved accounts receivable invoices at a discount from face value of 1/2% but conditionally reduced 0.25% upon the achievement of operating profits of $200,000 by the end of the initial six months. The contract rate of interest is SVB's prime borrowing rate plus 2%. The term of the agreement is one year.

Inflation

Management believes inflation has not had a material effect on the Company's operation or on its financial position.

NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities." This is an interpretation of Accounting Research Bulletin No. 51, and addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated

In December 2003, FIN 46(R) was issued. There are multiple effective dates for initially applying FIN 46(R), some of which defer the application of FIN 46 (if it had not been applied as of December 24, 2003), based on whether the reporting enterprise is a public or nonpublic enterprise and the nature of the variable interest entity (VIE). For purposes of FIN 46(R), a public company is any entity
(a) whose equity securities are traded in a public market, (b) that makes a filing with a regulatory agency in preparation for the sale of its equity securities in a public market, or (c) is controlled by an entity covered by (a) or (b). FIN 46(R) should be applied as follows:

-    for all enterprises:

     - A disclosure is required in financial statements issued after December 31, 2003, if it is reasonably possible the reporting enterprise will consolidate or disclose information about a VIE when FIN 46(R) becomes effective

-    for reporting enterprises that are public entities:

     - FIN 46 or FIN 46(R) should be applied to entities considered to be special-purpose entities (SPEs) no later than as of the end of the first reporting period ending after December 15, 2003 (as of December 31, 2003 for a calendar-year reporting enterprise). For this purpose, SPEs are entities that would have previously been accounted for under EITF Issue 90-15, "Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions," EITF Issue 96-21, "Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities," EITF Issue 97-1, "Implementation Issues in Accounting for Lease Transactions, including Those involving Special-Purpose Entities," and EITF Topic D-14, "Transactions involving Special-Purpose Entities." SPEs within the scope of this transition provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements.

     - FIN 46(R) should be applied to all entities within its scope by the end of the first reporting period that ends after

          - March 15, 2004, for reporting enterprises that are not small business issuers (as defined by the SEC), that is, as of March 31, 2004 for calendar-year reporting enterprises

          - December 15, 2004, for reporting enterprises that are small business issuers (that is, as of December 31, 2004 for calendar-year reporting enterprises).

The Company does not expect that adoption of this interpretation will have a material effect on its results of operations or financial position.

In December 2002, The FASB SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No.
123. This Statement amends SFAS No. 123, "Accounting for Stock-based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported amounts. The amendments to SFAS 123 in paragraphs 2(a)-2(e) of this Statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company does not expect that adoption of this statement will have a material effect on its results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In November 2003, the FASB issued FASB Staff Position Number 150-3, which deferred indefinitely the effective date of SFAS No. 150 as it relates to certain mandatory redeemable non-controlling interests. SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on the Company's results of operations or financial position.

Foreign Currency Transactions

All of the Company's foreign transactions are negotiated, invoiced and paid in United States dollars.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and the related notes for each of the three years in the period ended December 31, 2003 are filed in response to this Item pursuant to Item 15.

The supplementary data regarding quarterly results of operations, set forth under the caption "Selected Quarterly Financial Data (Unaudited)" following the aforementioned consolidated financial statements, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, and its Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this annual report on Form 10-K (the "Evaluation Date"). Based on their review and evaluation, the Chief Executive Officer, and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this annual report on Form 10-K was being prepared, and that no changes are required at this time.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to Executive Officers of the Company is set forth in Part I, Item 4 and is incorporated herein by this reference. Information required by this Item with respect to members of the Board of Directors of the Company will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement"), and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item will be contained in the 2004 Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item will be contained in the 2004 Proxy Statement and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item will be contained in the 2004 Proxy Statement and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2004 Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

                                                                              Page in the
                                                                               Form 10-K
                                                                               ---------
Independent Certified Public Accountants Report                                     32

Consolidated Balance Sheets
   December 31, 2003 and 2002                                                       33

Consolidated Statements of Operations
   Years Ended December 31, 2003, 2002 and 2001                                     34

Consolidated Statements of Stockholders' Equity
   Years Ended December 31, 2003, 2002 and 2001                                     35

Consolidated Statements of Cash Flows
   Years Ended December 31, 2003, 2002 and 2001                                  36-37

Notes to Consolidated Financial Statements                                       38-52

Selected Quarterly Financial Data (Unaudited)                                       53

Subsidiaries                                                                        60

(a)  2. Exhibits

         The exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

(b)  Reports on Form 8-K

     - A current report on Form 8-K was filed on October 14, 2003, disclosing under item 5, renewal of engagement with turnaround advisor, new secured short-term loan with Bank One, N. A., re-negotiation of a significant amount of delinquent trade debt and other matters.

     - A current report on Form 8-K was filed on December 23, 2003, disclosing under item 5, development in its Restructuring an other matters.

     - A current report on Form 8-K was filed on January 30, 2004, disclosing under item 5, update in the Company's Restructuring and other matters.

     - A current report on Form 8-K was filed on February 10, 2004, disclosing under item 5, Strategic Operating Alliance, major restructuring of the Company's Balance Sheet and other matters.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
M~Wave, Inc.

We have audited the accompanying consolidated balance sheets of M~Wave, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the management of M~Wave, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M~Wave, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred a loss during year ended December 31, 2003, and as of that date, the Company's current liabilities exceeded its current assets. These factors, among others, as described in Note 3, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

Chicago, Illinois
March 26, 2004(except for footnotes 3 and 7, as of March 31, 2004)

M~WAVE, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                  2003            2002
                                                                  ----            ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $    249,343    $  1,514,509
  Accounts receivable, net of $100,000 allowance
     for doubtful accounts:                                      2,351,027       1,901,999
  Inventories (net of reserves)                                    587,179       1,756,641
  Refundable income taxes                                          685,418       4,446,010
  Deferred income taxes                                                  0         748,457
  Prepaid expenses and other assets                                 21,499          31,582
  Restricted cash                                                        0         348,731
                                                              ------------    ------------

    Total current assets                                         3,894,466      10,747,929
PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements                               2,745,939       5,522,765
  Machinery and equipment                                        1,928,600       9,248,688
                                                              ------------    ------------
    Total property, plant and equipment                          4,674,539      14,771,453
  Less accumulated depreciation                                     85,715       2,760,441
                                                              ------------    ------------
    Property, plant and equipment - net                          4,588,824      12,011,012
ASSETS TO BE DISPOSED OF                                                 0         568,701
                                                              ------------    ------------
TOTAL                                                         $  8,483,290    $ 23,327,642
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                            $  4,364,888    $  3,707,327
  Accrued expenses                                               1,039,282       1,316,579
  Current portion of long-term debt                              2,457,073       5,017,629
                                                              ------------    ------------
    Total current liabilities                                    7,861,243      10,041,535

DEFERRED INCOME TAXES                                                    0         616,785

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 1,000,000
    shares; no shares issued                                             0               0
  Common stock, $.005 par value; authorized, 10,000,000
    shares;  6,179,112 shares issued and 4,443,294
    shares outstanding at December 31, 2003 and
    December 31, 2002                                               30,895          30,895
  Additional paid-in capital                                     8,439,072       8,439,072
  Retained earnings (deficit)                                   (5,562,750)      6,484,525
  Treasury stock, at cost, 1,735,815 shares at December 31,
    2003 and December 31,2002                                   (2,285,170)     (2,285,170)
                                                              ------------    ------------
    Total stockholders' equity                                     759,248      12,669,322
                                                              ------------    ------------
TOTAL                                                         $  8,483,290    $ 23,327,642
                                                              ============    ============

See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                             2003            2002            2001
                                                             ----            ----            ----
NET SALES                                                $ 14,187,290    $ 22,467,683    $ 54,824,432
COST OF GOODS SOLD                                         15,949,946      24,793,538      44,452,838
                                                         ------------    ------------    ------------
  Gross (loss) profit                                      (1,762,656)     (2,325,855)     10,371,594

OPERATING EXPENSES:
  General and administrative                                2,394,422       2,471,153       2,722,392
  Selling and marketing                                     1,345,022       1,527,551       1,536,411
  Impairment of building and equipment                      7,452,235               0               0
  Restructuring expense                                             0       1,752,108               0
                                                         ------------    ------------    ------------
    Total operating expenses                               11,191,679       5,750,812       4,258,803
                                                         ------------    ------------    ------------

  Operating (loss) income                                 (12,954,335)     (8,076,667)      6,112,791

OTHER INCOME (EXPENSE):
  Interest income                                             164,477         194,624         112,392
  Interest expense                                           (176,149)       (333,678)       (424,661)
  Rental income                                                     0               0         176,800
  Debt forgiveness                                            265,000               0               0
  Gain (loss) on disposal of equipment                         34,272         (95,632         291,122
                                                         ------------    ------------    ------------
    Total other income (expense), net                         287,600        (234,686)        155,653
                                                         ------------    ------------    ------------

(LOSS) INCOME BEFORE INCOME TAXES                         (12,666,735)     (8,311,353)      6,268,444

  Income tax (benefit) expense                               (619,560)     (3,283,806)      2,471,655
                                                         ------------    ------------    ------------

NET (LOSS) INCOME                                        $(12,047,275)   $ (5,027,547)   $  3,796,789
                                                         ============    ============    ============

 Weighted average shares outstanding                        4,443,294       4,447,859       4,536,204
                                                         ============    ============    ============

BASIC (LOSS) EARNINGS PER SHARE                          $      (2.71)   $      (1.13)   $       0.84
                                                         ============    ============    ============

Diluted shares outstanding                                  4,443,294       4,447,859       4,565,021
                                                         ============    ============    ============

DILUTED (LOSS) EARNINGS PER SHARE                        $      (2.71)   $      (1.13)   $       0.83
                                                         ============    ============    ============

See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                     Additional                                                  Total
                                         Common       Paid-in           Retained            Treasury         Stockholders'
                                          Stock       Capital       Earnings (Deficit)        Stock              Equity
                                          -----       -------       ------------------        -----              ------
BALANCE
  JANUARY 1, 2001                     $     30,895  $ 8,439,072       $   7,715,283      $   (1,679,274)     $   14,505,976

Treasury stock purchased:
  115,887 shares                                 0            0                   0            (548,005)           (548,005)

Net income                                       0            0           3,796,789                   0           3,796,789
                                      ------------  -----------       -------------      --------------      --------------

BALANCE
DECEMBER 31,2001                      $     30,895  $ 8,439,072       $  11,512,072      $   (2,227,279)     $   17,754,760

Treasury stock purchased:
  13,000 shares                                  0            0                   0             (57,891)            (57,891)

Net loss                                         0            0          (5,027,547)                  0          (5,027,547)
                                      ------------  -----------       -------------      --------------      --------------

BALANCE
DECEMBER 31,2002                      $     30,895  $ 8,439,072       $   6,484,525      $   (2,285,170)     $   12,669,322

Net loss                                         0            0         (12,047,275)                  0         (12,047,275)
                                      ------------  -----------       -------------      --------------      --------------

BALANCE
DECEMBER 31,2003                      $     30,895  $ 8,439,072       $  (5,562,750)     $   (2,285,170)     $      622,047
                                      ============  ===========       =============      ==============      ==============

See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                    2003             2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                             $(12,047,275)   $ (5,027,547)   $  3,796,789
    (Gain) loss on disposal of equipment                             (34,272)      1,361,740        (291,122)
     Depreciation and amortization                                   592,315       1,446,348       1,367,276
     Debt forgiveness                                                265,000               0               0
     Impairment of buildings and equipment                         7,452,235               0               0
     Reserve for notes receivable                                          0               0         195,391
     Deferred income taxes                                           131,672         518,142         (54,165)

    Changes in assets and liabilities:
        Accounts receivable                                         (449,028)      7,772,673       2,904,094
        Inventory                                                  1,169,462        (192,633)      7,295,787
        Prepaid expenses and other assets                             10,083         405,762        (334,741)
        Restricted cash                                              348,731         255,758        (604,489)
        Accounts payable                                             392,561         594,957      (3,404,171
        Accrued expenses                                            (277,297)     (1,019,954)        533,059
        Income taxes                                               3,760,592      (4,598,941)          6,664
                                                                ------------    ------------    ------------
           Net cash flows provided by operating
             activities                                            1,314,779       1,516,304      11,410,352
                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                          (53,661)     (2,997,023)     (7,558,146)
  Proceeds on sale of fixed assets                                    34,272          55,000               0
  Proceeds from sale of PC Dynamics net property,
    plant and equipment                                                    0               0       2,341,376
                                                                ------------    ------------    ------------
           activities                                                (19,389)     (2,942,023)     (5,216,770)
                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Credit line debt                                                         0               0      (5,500,000)
  Proceeds from long-term debt                                             0       2,302,623       3,955,859
  Purchase of treasury stock                                               0         (57,891)       (548,005)
  Repayment of short and long-term debt                           (2,560,556)     (1,407,288)     (3,229,651)
                                                                ------------    ------------    ------------
          Net cash flows (used in) provided by
          financing activities                                    (2,560,556)        837,444      (5,321,797)
                                                                ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                      (1,265,166)       (588,275)        871,785

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                1,514,509       2,102,784       1,230,999
                                                                ------------    ------------    ------------
  End of year                                                   $    249,343    $  1,514,509    $  2,102,784
                                                                ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

                                                                       2003                2002               2001
                                                                       ----                ----               ----
Cash paid during the year for:

  Interest                                                         $    176,149         $  333,678        $    424,661

 Income tax refunds (payments)                                        4,511,723           (720,000)         (2,520,133)

See notes to consolidated financial statements.

M~WAVE, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.   ORGANIZATION AND OPERATIONS

     M~Wave, Inc. ("M~Wave"), a Delaware corporation, was formed on January 31, 1992.

     M~Wave, Inc., currently operating through its wholly-owned subsidiary Poly Circuits, Inc. (the "Company"), is a value-added service provider of high performance printed circuit boards used in a variety of telecommunications applications for wireless and internet communications and digital applications. M~Wave satisfies its customers needs for high performance printed circuit boards by outsourcing and coordinating the manufacture of such boards by unaffiliated manufacturers. ("Virtual Manufacturing")

2.   SIGNIFICANT ACCOUNTING POLICIES

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

     Cash and Cash Equivalents - Cash and cash equivalents comprise cash in banks and highly liquid investments that are both readily convertible to known amounts of cash or purchased with maturity of three months or less.

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

     Allowance for Doubtful Accounts

                                                           2003                            2002
                                                           ----                            ----
Beginning Balance                                       $ 100,000                        $ 100,000
Charged to Costs and Expense                               22,872                            5,048
Deductions                                                (22,872)                          (5,048)
                                                        ---------                        ---------
Ending Balance                                          $ 100,000                        $ 100,000
                                                        =========                        =========

     Inventories - Inventories are carried at the lower of first-in, first-out
     (FIFO) cost or market. Substantially all the Company's inventories are finished goods.

     Restricted Cash - In connection with the Industrial Revenue Bond the Company was required to make quarterly sinking fund payments of $325,000 per quarter. Beginning September 2002, and continuing each quarter thereafter, the balance in the sinking fund was disbursed to the bondholders. The Industrial Revenue Bond was replaced on October 1, 2003 with a short-term loan with Bank One, N.A.

     Derivative Instruments - The Company entered into a $4,000,000 interest rate swap agreement as a means of managing its interest rate exposure under its Industrial Revenue Bond. The agreement had the effect of converting the variable rate to a fixed rate. The interest rate swap agreement was not designated as a hedging instrument. This contract was accounted for by adjusting the carrying amount of the contract to market and recognizing the gain or loss in interest expense. The swap agreement was terminated in third quarter of 2003. In 2003, 2002 and 2001 mark to market interest expense was $0, $92,723 and $20,308, respectively.

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

     Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis at enacted tax rates when such amounts are expected to be realized or settled.

     Stock Incentive Plans - The Company maintains a stock incentive plan. See
     Note 11 for additional information regarding this plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation cost is recognized for stock option grants. All options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net income as reported.

                                                                      For the Years Ended December 31,
                                                                  2003             2002               2001
                                                                  ----             ----               ----
Net income (loss) as reported                                 $(12,047,275)     $(5,027,547)       $3,796,789
Deduct:  Total stock-based employee
         compensation expense determined
         under the fair value based method
         for all awards, net of related tax.                       291,943          467,048           229,677
                                                              ------------      -----------        ----------
Pro forma net income (loss)                                   $(12,339,218)     $(5,494,595)       $3,567,112

Earnings per share:
         Basic - as reported                                  $      (2.71)     $     (1.13)       $     0.84
         Basic - pro forma                                           (2.78)           (1.24)             0.79
         Diluted - as reported                                       (2.71)           (1.13)             0.83
         Diluted - pro forma                                         (2.78)           (1.24)             0.78

     Shipping and Handling Fees and Costs - In September 2000, the Emerging Issues Task Force ("EITF") released Issue No.00-10, "Accounting for Shipping and Handling Fees and Costs". The Issue requires that shipping and handling costs be classified as costs of goods sold, and shipping and handling fees billed to customers be classified as revenues.

     Effective for the year ended December 31, 2001, the Company has classified all shipping and handling fees billed to customers as net sales for all periods presented.

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

     New Accounting Standards -In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities." This is an interpretation of Accounting Research Bulletin No. 51, and addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated

     In March 2003, FIN 46(R) was issued. There are multiple effective dates for initially applying FIN 46(R), some of which defer the application of FIN 46 (if it had not been applied as of December 24, 2003), based on whether the reporting enterprise is a public or nonpublic enterprise and the nature of the variable interest entity (VIE). For purposes of FIN 46(R), a public company is any entity (a) whose equity securities are traded in a public market, (b) that makes a filing with a regulatory agency in preparation for the sale of its equity securities in a public market, or (c) is controlled by an entity covered by (a) or (b). FIN 46(R) should be applied as follows:

-    for all enterprises:

- A disclosure is required in financial statements issued after December 31, 2003, if it is reasonably possible the reporting enterprise will consolidate or disclose information about a VIE when FIN 46(R) becomes effective

-    for reporting enterprises that are public entities:

- FIN 46 or FIN 46(R) should be applied to entities considered to be special-purpose entities (SPEs) no later than as of the end of the first reporting period ending after December 15, 2003 (as of December 31, 2003 for a calendar-year reporting enterprise). For this purpose, SPEs are entities that would have previously been accounted for under EITF Issue 90-15, "Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions," EITF Issue 96-21, "Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities," EITF Issue 97-1, "Implementation Issues in Accounting for Lease Transactions, including Those involving Special-Purpose Entities," and EITF Topic D-14, "Transactions involving Special-Purpose Entities." SPEs within the scope of this transition provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements.

- FIN 46(R) should be applied to all entities within its scope by the end of the first reporting period that ends after

- March 15, 2004, for reporting enterprises that are not small business issuers (as defined by the SEC), that is, as of March 31, 2004 for calendar-year reporting enterprises

- December 15, 2004, for reporting enterprises that are small business issuers (that is, as of December 31, 2004 for calendar-year reporting enterprises).

     The Company does not expect that adoption of this interpretation will have a material effect on its results of operations or financial position.

     In December 2002, The FASB SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, "Accounting for Stock-based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported amounts. The amendments to SFAS 123 in paragraphs 2(a)-2(e) of this Statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company does not expect that adoption of this statement will have a material effect on its results of operations or financial position.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have a material impact on the Company's results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In November 2003, the FASB issued FASB Staff Position Number 150-3, which deferred indefinitely the effective date of SFAS No. 150 as it relates to certain mandatorily redeemable non-controlling interests. SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on the Company's results of operations or financial position.

     Long Lived Assets - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of long-lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions," for the disposal of a segment of a business. In accordance with the provisions of this standard, the Company recorded impairment of building, plant and equipment charges in 2003 of $7,452,000.

     Basis of Presentation - Certain prior year amounts have been reclassified to conform with the 2003 presentation.

3    REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in 2002 and 2003. The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to fund working capital and anticipated capital expenditures, subject to general economic, financial, competitive and other factors that are beyond its control. The Company's ability to fund operating activities is also dependent upon (a) the Company's anticipated receipt of approximately $0.7 million in Federal tax refunds in April (b) proceeds of anticipated sales of fixed assets no longer required at the Company's Bensenville facility, (c) the Company's ability to effectively manage its expenses in relation to revenues, (d) the Company's ability to continue to execute on its plans with vendors for reduction of outstanding balances in excess of payments made and (e) the Company's ability to access external sources of financing. In addition, the Company is continuing its efforts to sell its prior plant and improvements located in Bensenville, Illinois as soon as practicable.

Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, receipt of the aforementioned tax refunds, proceeds from the sale of certain fixed assets, vendor payables reductions and funds obtained from a bridge receivables purchasing facility through Silicon Valley Bank (SVB) on March 31, 2004 (as described below) will be adequate to meet its anticipated liquidity requirements over the next 12 months.

Financing

On March 31, 2004, Silicon Valley Bank, N.A. (Bank) and the Company entered into the first of a two-step financing known as "Mini ABL" that will commence with an accounts receivable purchase facility. Under the facility, the Company can sell to the Bank, with Bank approval, up to 85% of the face value of approved invoices to a maximum of $2.5 million. The cost of the facility includes a .5% one-time discount, plus Prime rate plus 2.5 percent of interest. The Company and the Bank signed the Mini ABL agreement March 31, 2004. The estimated initial proceeds to the Company are $1.25 million.

The proposed funding, if consummated, will be 85% advances against eligible accounts receivable with a $500k sub-limit on pre-sold inventory that does not exceed 33% of the total funding of $2.5 million.

Contracts and Obligations

Under the terms of the SOA, so long as the Company is outsourcing domestic manufacturing to ASC, has certain contracts and continuing obligations to ASC for various outsourcing expenses. The Company has a five-year lease of its administrative offices, testing and shipping departments in the West Chicago facility. In total, these approximate $41,000 monthly. The SOA, itself, is a renewable two-year agreement commencing February 2004.

Additionally, under the terms of the first receivable financing facility with Silicon Valley Bank (SVB), known as "Mini ABL", the Company has a contract to sell, subject to Bank approval, up to $2.5 million of its approved accounts receivable invoices at a discount from face value of 1/2% but conditionally reduced 0.25% upon the achievement of operating profits of $200,000 by the end of the initial six months. The contract rate of interest is SVB's prime borrowing rate plus 2%. The term of the agreement is one year.

4.   INVENTORY

     Inventories consisted of the following:

                                                          2003                        2002
                                                          ----                        ----
Raw Materials                                          $  229,422                  $  543,094
Work in Process                                                 0                   2,088,013
Finished Goods                                            792,712                           0
                                                       ----------                  ----------
Total Inventory                                         1,022,134                   2,631,107
Less reserve for obsolete inventory                      (434,955)                   (874,466)
                                                       ----------                  ----------
Net Inventory                                          $  587,179                  $1,756,641
                                                       ==========                  ==========

     Inventories are valued at the lower of cost or market value and include materials, labor and manufacturing overhead. The Company writes down inventory for estimated obsolescence or non-marketability equal to the difference between the cost of the inventory and it's estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions were to be less favorable than projected, additional inventory write-downs may be required.

     Reserve for Inventory Obsolescence

                                                          2003                             2002
                                                          ----                             ----
Beginning Balance                                      $   874,466                      $ 2,027,237
Charged to Costs and Expense                               452,284                        1,083,271
Deductions                                                (891,795)                      (2,236,042)
                                                       -----------                      -----------
Ending Balance                                         $   434,955                      $   874,466
                                                       ===========                      ===========

5.   SALE OF PC DYNAMICS CORPORATION

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

     On November 8, 2001, Performance Interconnect (PIC) exercised its right and purchased the facility located in Frisco, Texas per the terms of the agreement dated March 25, 1999. The Company also amended the Promissory Note with Performance Interconnect whereas PIC agreed to pay the Company $711,649 in 29 equal monthly installments of principal and interest (prime plus 1%) of $10,140.69 commencing December 15, 2001 with the entire unpaid balance of principal and interest due May 15, 2004. As of December 31, 2003, the Company collected approximately $264,000 per the terms of the new agreement. All amounts due under these notes have been fully reserved at December 31, 2001.

6.   ACCRUED EXPENSES

     Accrued expenses at December 31, 2003 and 2002 were comprised of:

                                              2003            2002
                                              ----            ----
Reserve for sales returns                  $  300,000      $  300,000
Salaries and wages                            109,095         282,073
Commissions                                   103,931          63,662
Professional fees                             177,753         140,952
Property and other taxes                      128,505         179,705
Other                                         219,998         350,187
                                           ----------      ----------

Total accrued expenses                     $1,039,282      $1,316,579
                                           ==========      ==========

7.   DEBT

     The Company debt as of December 31, 2003 is described below.

     Long-term debt is comprised of the following at December 31, 2003 and 2002:
     (need new line items for 2003 debt as it is no longer the IRB and need terms)

                                                                2003                 2002
                                                                -----                ----
Industrial Revenue Bond, for the purpose of
financing property, machinery and equipment
located in West Chicago, Illinois.  The term is
20 years with the first payment due July, 2002               $           0       $   4,909,889

Bank loan, secured by substantially all the
assets of the Company, at prime plus 1/2%,
payable January 31, 2003                                         2,413,533                   -

Installment note, collateralized by certain fixed
assets, at the prime rate, payable in monthly
principal installments of approximately $4,900
due October 31, 2004.                                               43,540             107,740
                                                             -------------       -------------
                                                                 2,457,073           5,017,629

Less current portion                                             2,457,073           5,017,629
                                                             -------------       -------------
Total long-term debt                                         $           0       $           0
                                                             =============       =============

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

     On October 1, 2003, M-Wave entered into a new $2,413,533 loan with Bank One, NA that was to mature on December 31, 2003, and will require monthly payments of interest at the bank's prime rate. This loan replaces the unpaid portion of the Industrial Revenue Bonds (IRB) that were used to fund the acquisition of the land and construction of the Company's manufacturing plant located in West Chicago, Illinois, and a related forbearance agreement with the bank. Upon signing the new loan, the Company is no longer in default of its obligations to the bank arising pursuant to the IRB. Concurrent with the new loan, M-Wave paid $350,000 toward then-outstanding principal obligations, and Bank One released liens covering the Company's accounts receivable and inventory. Additional terms of the loan include assigning Bank One a lien on the Company's real estate and improvements located in Bensenville, IL, site of its former operations. Bank One is to receive a payment of $650,000 upon sale of the Bensenville assets, to be applied to the loan's principal. As of December 31, 2003, the Company has not sold the Bensenville assets.

     On December 22, 2003, Bank One, N.A. extended the maturity on the loan to January 31, 2004.

     In February 2004, the Company sold the West Chicago facility and Equipment and used a portion of the proceeds to retire the entire debt of approximately $2,457,000 with Bank One, N.A. The amount realized on the sale of the facility and equipment approximated the recorded amounts at December 31, 2003.

8.   INCOME TAXES

     The provision (benefit) for income taxes consists of:

                       2003                2002             2001
                       ----                ----             ----
Current              $  (751,132)      $(3,801,948)      $ 2,525,820
Deferred                 131,672           518,142           (54,165)
                     -----------       -----------       -----------

Total                $  (619,460)      $(3,283,806)      $ 2,471,655
                     ===========       ===========       ===========

     The primary components comprising the net deferred tax assets (liabilities) are as follows:

                                         2003             2002             2001
                                         ----             ----             ----
Deferred tax assets
   Receivable reserves                $    39,000      $    39,000      $   368,544
   Inventory reserves                     169,632          341,042          790,623
   Accrued expenses and other             284,158          368,415          154,477
   Net operating loss                     522,500                0                0
   Impairment reserve                   4,157,125                0                0

         Deferred tax assets            5,172,415          748,457        1,313,644

Valuation Allowance                    (4,195,552)               0                0

Deferred tax liabilities
   Depreciation                          (976,863)        (616,785)        (543,964)
   Prepaid bond costs                          (0)              (0)        (119,869)
                                      -----------      -----------      -----------
     Deferred tax                        (976,863)        (616,785)        (663,830)
                                      -----------      -----------      -----------
  Net deferred tax asset              $         0      $   131,672      $   649,814
                                      ===========      ===========      ===========

     The effective tax (benefit) rate differs from the Federal statutory tax rate for the following reasons:

                                                     2003         2002         2001
                                                     ----         ----         ----
Federal statutory rate                              (34.0%)      (34.0%)       34.0%
State income taxes, net of Federal benefit           (2.5)        (2.5)         2.5
Valuation allowance                                  32.6            0            0
Other adjustments                                    (2.1)        (2.9)         2.9
                                                     ----         ----         ----
Effective rate                                       (6.0)%      (39.4)%       39.4%
                                                     ====         ====         ====

9.   SIGNIFICANT CUSTOMERS AND SUPPLIERS

     The percentages of net sales attributable to major customers by year were as follows:

                                                    2003              2002             2001
                                                    ----              ----             ----
Customer A                                           28%               29%               0%
Customer B                                           12                33               20
Customer C                                            8                 0                0

     The loss of, or a substantial reduction in or change in the mix of orders from, any one of the Company's major customers could have a material adverse effect on the Company's results of operations and financial condition.

     Approximately 13%, 49% and 90% of the Company's revenues in 2003, 2002 and 2001 respectively, were related to the wireless industry.

     During 2003, the largest single component of the Company's cost of goods sold was purchased printed circuit boards that accounted for approximately 65% of net sales and one manufacturer accounted for approximately 19% of the purchased printed circuit boards. In 2002, the largest single component of the Company's cost of goods sold was purchased printed circuit boards that accounted for approximately 43% of net sales and one manufacturer accounted for approximately 24% of the purchased printed circuit boards. The company exited direct manufacturing the third quarter of 2003, and from that point forward under the new VM business model, the company expects substantially all of its cost of goods sold, with the exception of freight in will be the purchase of printed circuit boards domestically and internationally.

     During 2003, 2002 and 2001, one manufacturer accounted for approximately 46%, 45% and 54%, respectively, of the Teflon-based laminates ("Teflon based laminate") supplied to the Company. Teflon based laminate is a significant cost component of the Company's cost of goods sold representing approximately 6.3%, 4.9%, and 3.6% of net sales during 2003, 2002 and 2001, respectively. There are only four U. S. manufacturers of Teflon based laminate. Any disruption or termination of these sources of Teflon based laminate could adversely affect the Company's operations. The Company exited direct manufacturing in the third quarter of 2003 and will from that point forward purchase raw materials.

10   STOCK OPTION PLANS

     In February 1992, the Board of Directors and stockholders of the Company approved a non-qualified Stock Option Plan (the "1992 Stock Option Plan") under which 600,000 shares of common stock are reserved for issuance upon exercise of stock options. The 1992 Stock Option Plan is designed as an incentive for retaining key employees and directors.

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

     The exercise price of each non-qualified stock option granted to employees of the Company under the 1992 Stock Option Plan must equal at least 80% of the fair market value of the underlying shares of common stock on the date of the grant, and the maximum term of such an option may not exceed 10 years. For all options granted to date, except for 150,000 options granted in 1995 and 420,000 shares granted in 1998, exercise price has equaled fair market value at the date of grant, the term of the option has been 10 years, and the options vest as to 25% on each of the first four anniversary dates of the grant. Exercise prices, as a percentage of fair market value at date of grant, on 150,000 options granted in 1995 are 110% as to 50,000 options, 120% as to 50,000 options and 130% as to 50,000 options. These options vest as to 33 1/3% on December 31, 1995, December 31, 1996, December 31, 1997 and the term is ten years. Exercise prices for the 420,000 shares granted in 1998 are 100,000 shares at $2.75, 140,000 at
     $6.10 and 180,000 shares at $8.80. These options vest at 40% on May 1, 1998, 35% on May 1, 1999 and 25% on May 1, 2000, and the term is ten years. The 1992 Stock Option Plan expired in 2002.

     In December 2003, the Board of Directors and stockholders of the Company approved the "2003 Stock Incentive Plan", under which 650,000 shares of common stock are reserved for issuance upon exercise of stock options. The purpose of the Plan is to promote the long-term financial performance of the Company by attracting, retaining, and motivating highly qualified employees, directors, and consultants of the Company, its subsidiaries, and designated affiliates through opportunities for equity-based incentive compensation and for ownership of stock in the Company. Grants under the Plan may be stock options, awards of stock, awards of the right to received stock in the future, and stock appreciation rights.

Stock option activity was as follows:

                                                         Number of Shares                     Weighted Average
                                                            Under Option                       Exercise Price
---------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001                                       236,000                             $ 6.92

Granted                                                        235,000                               7.50

Forfeited                                                      (69,375)                              7.44

Exercised                                                            0                                  0
---------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                                     401,625                             $ 7.17

Granted                                                         92,000                               4.50

Forfeited                                                      (81,050)                             (3.99)

Exercised                                                            0                                  0
---------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                                     412,575                             $ 7.20

Granted                                                        250,200                               0.86

Forfeited                                                     (212,750)                             (6.41)

Exercised                                                            0                                  0
---------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                                     450,025                             $ 4.06

Exercisable at year-end:

   2001                                                        221,000                               6.45
   2002                                                        191,894                               9.84
   2003                                                        269,913                               5.29

     The weighted average fair value of options granted in 2003 was $0.87. The weighted average exercise price of the options granted in 2002 were $4.50. The weighted average exercise price of the options granted in 2001 were $7.50. The range of exercise prices of the 450,025 options outstanding at December 31, 2003 is $0.67 to $13.78 and the weighted average remaining contractual life is 7 years. At December 31, 2003, there were 255,800 shares available for grants.

     Options outstanding and exercisable at December 31, 2003, by price range:

                                                  Outstanding
                                    ---------------------------------------              Exercisable
    Range of                        Weighted average                             ----------------------------
    exercise                           Remaining           Weighted average                  Weighted average
     prices            Shares       contractual life        exercise price       Shares       exercise price
     ------            ------       ----------------       ----------------      ------       --------------
$  0.67 to 1.25       250,200             9.7                  $ 0.87             97,500          $ 0.96
   6.74 to 7.35       110,000             2.5                    7.04            105,000            7.04
           7.44         9,825             7.0                    7.44              4,913            7.44
  7.97 to 13.78        80,000             3.6                    9.47             62,500            8.91
                      -------                                                    -------
                      450,025                                                    269,913

     Outstanding options at December 31, 2003 includes 144,000 shares of Common Stock issued to Credit Support International, LLC per the Consulting Agreement dated September 1, 2003 by and between the Company and Credit Support International, LLC.

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

                                             2003                 2002                   2001
                                             ----                 ----                   ----
Net income(loss)
   As reported                           $(12,047,275)        $ (5,027,547)           $3,796,789
   Pro forma                              (12,339,218)          (5,494,595)            3,567,112

Basic net income (loss) per share
   As reported
        Basic                            $      (2.71)        $      (1.13)           $     0.84
        Diluted                                 (2.71)               (1.13                  0.83

   Pro forma
        Basic                                   (2.78)               (1.24)                 0.79
        Diluted                                 (2.78)               (1.24)                 0.78

     The weighted average fair value of options granted in 2003 was $0.87 and was estimated at the grant date using the Black-Scholes options pricing model with the following weighted average assumption: Expected volatility of 97.68%: risk free interest rate of 2.8%; expected life of 10 years; and no dividend yield.

11   Consulting Agreement

     April 15, 2003 Credit Support International, LLC (CSI) based in Dallas, Texas; specifically, Jim Mayer its Managing Member, was retained by the Company, initially serving as consultant and then Chief Restructuring Advisor to determine the Company's viability and then facilitate a restructuring of M-Wave's operations and financial position. The Consulting Agreement was amended in September 2003. As part of the agreement, Mayer was granted 144,000 options to acquire the Company's common stock at a strike price of $0.67 per share. The options vest ratably over a one year period commencing in September 2003 and expire on April 15, 2008.

12   EMPLOYEE BENEFIT PLAN

     The Company maintains a defined contribution retirement plan covering substantially all full-time employees. The plan allows for employees to defer up to 15% of their pretax annual compensation, as defined in the plan. The Company will match up to 25% of the first 4% of base compensation that a participant contributes. The Company matching contributions were $7,543, $18,993 and $17,967 for 2003, 2002 and 2001. Additionally, the
     Company may contribute discretionary amounts. There were no discretionary contributions for 2003 and 2002. The Company discretionary contribution for 2001 was $104,531.

13   LEASE COMMITMENTS

     The Company rents manufacturing and administrative space under operating leases. Rent expense under these leases for the years ended December 31, 2003, 2002 and 2001 was $60,000, $71,600, and $100,2000, respectively.

     Future minimum annual lease commitments at December 31, 2003 are as follows:

Year
----
2003       $  60,000
2004       $  60,000
2005       $  30,000

14   LITIGATION

     The Company is a party to various actions and proceedings related to its normal business operations. The Company believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

15   ENVIRONMENTAL MATTERS

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

16   RESTRUCTURING CHARGES

     In September 2002, the Company moved its operations, including its headquarters, from its Bensenville, Illinois location to West Chicago, Illinois. In September, 2002 the Company recorded restructuring expenses of $1,752,000. Restructuring expenses include costs associated with the closing, cleanup and disposition of the Bensenville facilities. These expenses include (1) the net write-down and disposal of approximately $986,000 of specific assets that were not required at the West Chicago facility, (2) cleanup, sale and related expenses of $680,000 for the Bensenville facilities and (3) severance payments of $86,000. As of December 31, 2003, the Company has a remaining reserve of approximately $145,000 relating to the clean-up and disposition of the Bensenville facilities.

                                                      Cash                             Balance
Restructuring Charges 2002          Charge            Paid           Non-Cash       Dec. 31, 2002
--------------------------          ------            ----           --------       -------------
Disposal of Assets                $  986,000       $        0       $  983,000       $        0
Bensenville Cleanup                  680,000           63,000          250,000       $  367,000
Severance                             86,000           86,000                0                0
                                  ----------       ----------       ----------       ----------
Total                             $1,752,000       $  149,000       $1,233,000       $  367,000

                                      Balance          Cash                         Balance
Restructuring Charges 2003         Dec. 31, 2002       Paid         Non-Cash     Dec. 31, 2003
--------------------------         -------------       ----         --------     -------------
Disposal of Assets                    $      0       $      0       $      0        $      0
Bensenville Cleanup                    367,000        222,000              0        $145,000
Severance                                    0              0              0               0
                                      --------       --------       --------        --------
Total                                 $367,000       $222,000       $      0        $145,000

17   Impairment of Long-lived Assets to be Held and Used

     The Company recorded impairment of building, plant and equipment charges in 2003 of $7,452,000. The charges were recorded to comply with FASB statement No. 144, which requires the Company to (a) recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure the impairment losses as the difference between the carrying amount and the fair value of the asset. On September 30, 2003, the fair value of the real estate was estimated at $2,000,000 and the machinery and equipment at $1,929,000. This resulted in a write-down of the assets of $2,274,500 in the third quarter of 2003, and resulting in total write-down of such assets in 2003 of $7,452,000.

18   Subsequent Events

     On February 10, 2004, the Company announced a major restructuring of its balance sheet and its operating model that included the sale of its West Chicago plant and equipment to firms associated with the signing of a Strategic Operating Alliance (SOA) agreement with Franklin Park, IL based American Standard Circuits, Inc. (ASC). In connection with the asset sales and signing of the SOA agreement, the Company also announced retirement of its $2.422 million debt to Bank One, NA that included releases of liens on the collateral securing the note. The Company further indicated that delinquent balances to its trade creditors would be reduced approximately $200,000 in line with its previously negotiated terms.

     The Company, through its wholly owned manufacturing subsidiary, Poly Circuits, Inc., historically has been a value-added, domestic producer and international service provider of high performance printed circuit boards
     (PCBs) used in a variety of digital and RF applications.

     The Company's restructuring began in May 2003, necessitated by a continued and unprecedented fall of the telecom sector, with the resultant 70% loss of its sales. It was determined that the Company could not absorb its direct and administrative costs based on then current and projected business levels, nor could it efficiently manufacture digital and RF PCB's.

     The heart of Company's business model is not to be a low-cost domestic manufacturer, but to operate a low-cost, high performance supply chain "pipeline" that offers middle market customers a "cradle-to-grave" approach to digital and RF PCB procurement, beginning with the birth of a product that requires domestic quick-turn, proto-types, pilot production runs, and that evolves into mass production in Asia. The company had, from its Singapore office, achieved working partnerships with more than 20 Asian manufacturers where the Company extended its procurement and supply-chain services for its middle-market customers, a process referred to as "Virtual Manufacturing" (VM).

     The Company's management and advisors developed a Strategic Operating Alliance (SOA) concept under which the Company has teamed with a local manufacturer, American Standard Circuits, Inc. (ASC) of Franklin Park, IL. Under the SOA agreement, within the West Chicago facility, production will transition from the Company to ASC, in a blending of a traditional outsourcing and a joint venture in one vehicle.

     The SOA agreement enables ASC to immediately take over manufacturing at the Company's facility, and, simultaneously acquire certain assets, allowing the Company to increase available cash and reduce debt.

     Further Highlights of Realignment, Restructuring and SOA

         (a) Under the SOA, ASC will provide the domestic manufacturing required by the Company's customers and be paid for finish product as a supplier to the company. The Company will maintain the sales, support, manufacturing oversight, and logistics for its customers. The term of the SOA agreement is initially two years.

         (a) Under the SOA, the Company issued 5-year warrants to Mr. Gordhan Patel, principal shareholder and CEO of ASC for the purchase of 500,000 shares of its common stock at $1.35 per share, which vests on the first anniversary of the SOA agreement or upon an earlier sale of the Company (if applicable), and M-Wave was granted by ASC the right to receive 8% of the gain over book value arising from a sale of ASC occurring on or after the first anniversary of the SOA agreement (if applicable).

         (b) The Company sold its West Chicago plant to an affiliate of ASC for a cash price of approximately $2,000,000. ASC has leased the manufacturing portion of that plant from the new owner to enable it to manufacture as required under the SOA.

         (c) The Company has leased a portion of the West Chicago facility to maintain its offices from which it will operate its domestic and international VM, supply chain management, and consulting businesses in close proximity to the domestic manufacturing being performed for its customers by ASC.

         (d) The Company sold the major portion of its manufacturing equipment at the West Chicago facility to a newly formed limited liability company (LLC) for a cash price of $800,000 and a 20% preferred and secured interest in that entity. ASC is the other member of the LLC and has leased the use of the equipment from it. The Company's preferred interest enables it to receive, in any liquidation, the cash proceeds of the present value of the equipment in excess of the $800,000 already received before ASC receives any distribution, and distributions are thereafter made 80% to ASC and 20% to the Company. The Company undertook no liabilities material to its business or financial condition with respect to the LLC.

     In addition, the Company is continuing its efforts to sell its prior plant and improvements located in Bensenville, Illinois as soon as practicable.

     March, 2004 Silicon Valley Bank, N.A. (Bank) approved the first of a two-step financing known as "Mini ABL" that will commence with an accounts receivable purchase facility. M-Wave, Inc. can sell to the Bank, subject to Bank approval, up to 85% of the face value of approved invoices to a maximum of $2.5 million. The cost of the facility includes a .5% one-time discount, plus Prime rate plus 2.5 percent of interest. The Company signed the Mini ABL agreement March 31, 2004. The estimated initial proceeds to the Company is $1.25 million.

     The proposed funding, if consummated, will be 85% advances against eligible accounts receivable with a $500k sub-limit on pre-sold inventory that does not exceed 33% of the total funding of $2.5 million. Contracts- Obligations

     Under the terms of the SOA, so long as the Company is outsourcing domestic manufacturing to ASC, the Company has certain contracts and continuing obligations to ASC for various outsourcing expenses. The Company has a five year lease of its administrative offices, testing and shipping departments at the West Chicago facility. These obligations total approximately $41,000 monthly. The SOA itself, is a renewable two-year agreement commencing February 2004.

     Additionally, under the terms of the first receivable financing facility with Silicon Valley Bank (SVB), known as "Mini ABL", the Company has a contract to sell, subject to Bank approval, up to $2.5 million of its approved accounts receivable invoices at a discount from face value of 1/2% but conditionally reduced 0.25% upon the achievement of operating profits of $200,000 by the end of the initial six months. The contract rate of interest is SVB's prime borrowing rate plus 2%. The term of the agreement is one year.

M~WAVE, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below is a summary of the Company's unaudited quarterly results for each quarter during 2003 and 2002. In management's opinion, these results have been prepared on the same basis as the audited financial statements contained elsewhere herein and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods when read in conjunction with the financial statements and notes thereto.

                                                                  Three Months Ended
                                        --------------------------------------------------------------------
                                         March 31,           June 30,      September 30,         December 31,
                                           2003                2003            2003                 2003
                                           ----                ----            ----                 ----
Net sales                               $ 3,205,045        $ 4,141,050      $ 3,518,178          $ 3,323,017
Gross profit (loss)                      (1,727,826)          (197,429)         (95,825)             258,424
Net income (loss)                        (5,370,801)        (2,923,522)      (3,081,375)            (671,576)
Weighted average shares                   4,443,294          4,443,294        4,443,294            4,443,294
Basic earnings (loss) per share               (1.21)             (0.66)           (0.69)               (0.15)
Diluted shares                            4,443,294          4,443,294        4,443,294            4,443,294
Diluted earnings (loss) per share             (1.21)             (0.66)           (0.69)               (0.15)

                                                                       Three Months Ended
                                          ------------------------------------------------------------------------
                                           March 31,            June 30,         September 30,         December 31,
                                             2002                 2002               2002                 2002
                                             ----                 ----               ----                 ----
Net sales                                 $ 8,313,754         $ 7,296,369         $ 3,787,531          $ 3,070,029
Gross profit (loss)                         1,615,781             920,001          (2,749,756)          (2,111,882)
Net income (loss)                             343,277               8,769          (3,332,591)          (2,047,001)
Weighted average shares                     4,456,294           4,448,746           4,443,294            4,443,294
Basic earnings (loss) per share                  0.08                0.00               (0.75)               (0.46)
Diluted shares                              4,486,499           4,467,731           4,443,294            4,443,294
Diluted earnings (loss) per share                0.08                0.00               (0.75)               (0.46)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 M~WAVE, Inc.

                                                 By:  /s/  Joseph A. Turek
                                                      --------------------------
                                                      Joseph A. Turek
                                                      Chairman of the Board,
                                                      Chief Executive Officer
                                                      April 2, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph A. Turek                                    /s/ Gregory E. Meyer
----------------------------------                     -------------------------
Joseph A. Turek                                        Gregory E. Meyer
Director                                               Director
April 2, 2004                                          April 2, 2004

/s/ Lavern D. Kramer                                   /s/ Gary  Castagna
----------------------------------                     ------------------------
Lavern D. Kramer                                       Gary Castagna
Director                                               Director
April 2, 2004                                          April 2, 2004

/s/ Paul H. Schmitt
----------------------------------
Paul H. Schmitt
Treasurer and Secretary
(Principal Accounting and
Financial Officer)
April 2, 2004

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

  10.12               Employment Agreement dated January 7, 2003 between
                      the Company and Robert O'Connell                                                 *********

  10.13               Employment Agreement dated January 29, 2003 between
                      the Company and Paul H. Schmitt                                                  *********

  10.14               Credit Agreement dated October 1, 2003 between Bank One,
                      NA, the Company and Poly Circuits, Inc.                                         **********

  10.15               Consulting Agreement dated September 1, 2003 by and between
                      the Company and Credit Support International, LLC.                              **********

  10.16               2003 Stock Incentive Plan

10.17 Asset Purchase and Sale Agreement dated February 3, 2004 by and between the Company, Poly Circuits and AM-Wave, L.L.C.

10.18 Agreement for Strategic Operating Alliance dated February 3, 2004 by and between the Company and American Standard Circuits, Inc.

10.19       Bill of Sale dated February 3, 2004 by and between Poly Circuits and
            AM-Wave, L.L.C.

10.20       Real Estate Sales Contract dated February 3, 2004 by and between the
            Company and AMI Partners, L.L.C.

10.21       Limited Liability Company Operating Agreement of AM-Wave, L.L.C.
            dated February 3, 2004 by and between Poly Circuits and American
            Standard Circuits, Inc.

10.22 Warranty Deed dated February 3, 2004 by and between the Company and AMI Partners, L.L.C.

10.23 Lease Agreement dated February 3, 2004 by and between the Company and AMI Partners, LLC

10.24       Warrant to Purchase Stock dated March 31, 2004 by and between the
            Company and Silicone Valley Bank

10.25 Accounts Receivable Financing Agreement dated March 31, 2004 by and between the Company and Silicone Valley Bank

10.26 Intellectual Property Security Agreement dated March 31, 2004 by and between the Company and Silicone Valley Bank

   21       Subsidiaries

 23.1       Consent of Grant Thornton LLP

 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

        *******Incorporated herein by reference to the applicable exhibit report to the

                  Registrants quarterly report on form 10-Q for the quarter ended June 30, 2001

        ********Incorporated herein by reference to the applicable exhibit report to the Registrants quarterly report on form 10-Q for the quarter ended September 30, 2002

        *********Incorporated herein by reference to the applicable exhibit report to the Registrants annual report on form 10-K for the year ended December 31, 2002

        **********Incorporated herein by reference to the applicable exhibit report to the Registrants quarterly report on form 10-Q for the quarter ended September 30, 2003