Form 10QSB
period 2004-03-31
M WAVE INC
filed 2004-05-17
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2004                 Commission File No. 0-19944


                                  M~WAVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                     DELAWARE                                    36-3809819
--------------------------------------------------             --------------
         (State or other jurisdiction of                      (I.R.S.  Employer
          Incorporation or organization)                     identification No.)

  475 Industrial Drive, West Chicago, Illinois                     60185
--------------------------------------------------             --------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number including area code:             (630) 562-5550
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

Yes X    No

                                                                   Yes   No
Indicate by check mark whether the Registrant is an
accelerated filer(as defined by rule 12b-6 of the Act)                    X

The registrant has 4,444,219 shares of common stock outstanding at May 14, 2004.

                                  M-WAVE, INC.

                                    CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Balance Sheets as of March 31, 2004 and December
           31, 2003 (unaudited)                                               Page 3

           Condensed Statements of Operations for the Three Months Ended
           March 31, 2004 and 2003 (unaudited)                                Page 4

           Condensed Statements of Cash Flows for the Three Months Ended
           March 31, 2004 and 2003 (unaudited)                                Page 5

           Notes to Condensed Financial Statements (unaudited)                Page 6-10

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          Page 11

Item 4.    Controls and Procedures                                            Page 17

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                  Page 18

Item 6.    Exhibits and Reports on Form 8-K                                   Page 19

           Signatures                                                         Page 20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                  M~WAVE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                December 31        March 31
                                                                   2003              2004
                                                                -----------       -----------
ASSETS
CURRENT ASSETS:
  Cash ......................................................   $   249,343       $   845,737
  Accounts receivable, net ..................................     2,051,027         2,304,434
  Inventories, net ..........................................       587,179           802,997
  Refundable income taxes ...................................       685,418           685,418
  Prepaid expenses and other assets .........................        21,499            43,674
                                                                -----------       -----------

    Total current assets ....................................     3,594,466         4,682,260
PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements ..........................     2,177,356           177,238
  Machinery and equipment ...................................     1,928,600           379,900
                                                                -----------       -----------
    Total property, plant and equipment .....................     4,105,956           577,138
  Less accumulated depreciation .............................        85,715             9,000
                                                                -----------       -----------
    Property, plant and equipment - net .....................     4,020,241           548,138
Land, building and improvements held for sale and idle ......       568,583           568,583
Investment in AM-Wave, LLC ..................................             0           641,200
                                                                -----------       -----------
TOTAL .......................................................   $ 8,183,290       $ 6,440,181
                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ..........................................   $ 4,364,888       $ 3,571,523
  Accrued expenses ..........................................       739,282           537,825
  Note payable, bank ........................................             0         1,491,581
  Current portion of long-term debt .........................     2,457,073                 0
                                                                -----------       -----------
   Total current liabilities ................................     7,561,243         5,600,929


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 1,000,000
    shares; no shares issued and outstanding ................             0                 0
  Common stock, $.005 par value; authorized 10,000,000
    shares; issued 2003: 6,179,112 shares, 2004: 6,180,037
    shares; outstanding 2003: 4,443,294 shares, 2004:
    4,444,219 shares ........................................        30,895            30,900
  Additional paid-in capital ................................     8,439,072         8,521,847
  Accumulated deficit .......................................    (5,562,750)       (5,428,325)
  Treasury stock, at cost 1,735,815 shares ..................    (2,285,170)       (2,285,170)
                                                                -----------       -----------
    Total stockholders' equity ..............................       622,047           839,252
                                                                -----------       -----------
TOTAL .......................................................   $ 8,383,290       $ 6,440,181
                                                                ===========       ===========

                 See notes to consolidated financial statements.

                                  M~WAVE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three months ended March 31,
                                                                -----------------------------
                                                                   2003              2004
                                                                -----------       -----------
NET SALES ...................................................   $ 3,205,045       $ 3,916,078
COST OF GOODS SOLD ..........................................     4,932,871         2,963,577
                                                                -----------       -----------
  Gross (loss) profit .......................................    (1,727,826)          952,501

OPERATING EXPENSES:
  General and administrative ................................       577,147           469,412
  Selling and marketing .....................................       366,949           279,101
  Impairment loss recognized on land and building ...........     3,577,735                 0
  Impairment loss recognized on investment in AM-Wave, LLC ..             0           136,000
  Stock compensation ........................................             0            82,040
                                                                -----------       -----------
    Total operating expenses ................................     4,521,831           966,553
                                                                -----------       -----------

  Operating (loss) ..........................................    (6,249,657)          (14,052)

OTHER INCOME (EXPENSE):
  Interest income ...........................................        40,647            31,052
  Interest expense ..........................................       (50,124)                0
  Trade debt forgiveness ....................................             0           117,425
                                                                -----------       -----------
    Total other income (expense), net .......................        (9,477)          148,477
                                                                -----------       -----------

(LOSS) INCOME BEFORE INCOME TAXES ...........................    (6,259,134)          134,425

  Income tax (benefit) expense ..............................      (888,333)                0
                                                                -----------       -----------

NET (LOSS) INCOME ...........................................   $(5,370,801)      $   134,425
                                                                ===========       ===========

Weighted average shares outstanding .........................     4,443,294         4,443,497
                                                                ===========       ===========

BASIC (LOSS) INCOME PER SHARE ...............................   $     (1.21)      $      0.03
                                                                ===========       ===========

Diluted weighted average shares outstanding .................     4,443,294         4,575,133
                                                                ===========       ===========

DILUTED (LOSS) INCOME  PER SHARE ............................   $     (1.21)      $      0.03
                                                                ===========       ===========

                                  M~WAVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three months ended March 31,
                                                                  -----------------------------
                                                                     2003              2004
                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ............................................  $(5,370,801)      $   134,425
    Adjustments to reconcile net (loss) income to net cash flows provided by (used in)operating activities:
    Depreciation and amortization ..............................      294,600             9,000
    Trade debt forgiveness .....................................            0           117,425
    Impairment loss recognized on land and building ............    3,577,735                 0
    Impairment loss recognized on investment in AM-Wave, LLC ...            0           136,000
    Stock compensation recognized on options and warrants ......            0            82,040
    Changes in assets and liabilities:
    Accounts receivable ........................................      120,525          (253,407)
    Inventories ................................................       23,456          (215,818)
    Prepaid expenses and other assets ..........................      (20,548)          (22,175)
    Accounts payable ...........................................    1,043,897          (910,790)
    Accrued expenses ...........................................     (112,159)         (201,457)
    Income taxes ...............................................    2,699,767                 0
                                                                  -----------       -----------
  Net cash flows provided by (used in) operating activities ....    2,256,472        (1,124,757)
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment ..................      (52,561)          (28,500)
    Proceeds from sale of land, building and equipment,
      net of disposal costs ....................................            0         2,714,403
    Restricted cash ............................................     (327,344)                0
                                                                  -----------       -----------
Net cash flows (used in) provided by investing activities ......     (379,905)        2,685,903
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options ......................            0               740
  Net borrowings on note payable, bank .........................            0         1,491,581
  Repayment of long-term debt ..................................      (19,228        (2,457,073)
                                                                  -----------       -----------
Net cash flows (used in) financing activities ..................      (19,228)         (964,752)
                                                                  -----------       -----------

NET INCREASE IN CASH ...........................................    1,857,339           596,394

CASH:
  Beginning of period ..........................................    1,514,509           249,343
                                                                  -----------       -----------
  End of period ................................................  $ 3,371,848       $   845,737
                                                                  ===========       ===========

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Contribution of equipment for investment in AM-Wave, LLC .......  $         0       $   777,200
Stock options issued in connection with consulting agreement ...            0            53,195
Stock warrants issued in connection with SOA agreement .........            0            28,845

                                  M~WAVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

2. BUSINESS

During the fiscal year ended December 31, 2003, and continuing through the quarter ended March 31, 2004 we effectuated a material restructuring of our business in the printed circuit board industry to cease domestic manufacturing activities, which had become unprofitable, and to provide supply chain management services to our customers. In this regard, we restructured our balance sheet to liquidate non-essential manufacturing assets and eliminate related long term debt and reduce unsecured vendor obligations. In this connection with this restructuring, the Company entered into a strategic operating alliance (SOA), described below, with American Standard Circuits, Inc.
(ASC) to outsource fulfillment of our domestic manufacturing needs. The following relates our prior business activities and our new business model.

The Company

M~Wave, Inc. ("M~Wave" or the "Company") is a value-added service provider of high performance printed circuit boards used in a variety of digital and high frequency communications applications for a variety of telecommunications and industrial electronics applications. M~Wave satisfies its customers requirements for telecommunications commercial and industrial electronics applications by directly booking of orders, supervision and inspection of the outsourced manufacture of such boards through its global base of production partners located in the China and Southeast Asia, and, domestically, through our Strategic Operating Alliance (SOA) partner, American Standard Circuits, Inc. (ASC) [WWW.ASC-I.COM], located in Franklin Park and West Chicago, Illinois, where M-Wave maintains its offices.

This business model is referred to as Virtual Manufacturing. Through Virtual Manufacturing we contractually supply many of the printed circuit board needs of our customers, creating a "pipeline" between those customers and production that covers early prototypes and pilot production, directly into mass production, offering one seamless process. The Company delivers products when the customer needs them through consignment inventory control, demand-pull, just-in-time, inplant storehouses and other supply-chain programs.

The Company began Virtual Manufacturing during 2000 by developing subcontracting relationships with global manufacturers predominately Asian, from its base in Singapore. The SOA extends this approach to our domestic manufacturing requirements.

Our manufacturing partners maintain most certifications for quality, environmental and safety, including ISO, QS, UL, CE and others. Both the Company and its manufacturing partners have a reputation for timely delivery of products that are competitively priced, from plants operating at high levels for worker and environmental safety both within and outside the U.S.

The Company markets its products through regional sales managers supported by independent sales organizations. The Company's base of approximately 100 customers represents a sophisticated group of purchasers.

SIGNIFICANT EVENTS DURING Q1 2004

February 2004 The SOA with ASC was completed on February 3, 2004; the West Chicago facility was sold to an ASC affiliate and the equipment at that location was sold to a limited liability company controlled by ASC in which Company is the minority member. Additional elements of SOA transaction are:

---ASC provides the domestic manufacturing required by the Company's customers and is paid for finished product as a supplier to the Company. The Company maintains the sales, support, manufacturing oversight, and logistics for its customers. The term of the SOA agreement is two years.

---The Company issued 5-year warrants to Gordhan Patel, owner of ASC, for the purchase of 500,000 shares of the Company's common stock at $1.35 per share, which vest ratably over the two-year SOA agreement period or in full upon an earlier sale of the Company. The warrants are valued at $346,141 and will be recorded ratably as an increase to additional paid-in capital and recognized as stock compensation expense over the vesting period. Additionally, the Company was granted by ASC the right to receive 8% of the gain over book value arising from a sale of ASC, occurring on or after the first anniversary of the SOA agreement.

---The Company sold its West Chicago plant to an affiliate of ASC for a cash price of approximately $2,000,000. ASC has leased the manufacturing portion of that plant from the new owner to enable it to manufacture as required under the SOA.

---The Company leased a portion of the West Chicago facility to maintain its offices from which it operates its domestic and international VM, supply chain management, and consulting businesses in close proximity to the domestic manufacturing being performed for its customers by ASC.

---The Company sold the major portion of its manufacturing equipment at the West Chicago facility to a newly formed limited liability company, AM-Wave, LLC ("LLC"), for total consideration of $1,577,200. The Company received cash of $800,000 and a 20% preferred and secured ownership interest in the LLC. ASC is the other member of the LLC and has leased the use of the equipment from it. The Company's preferred interest enables it to receive all cash proceeds up to $777,200 in any liquidation less M~Wave's portion of the LLC's depreciation on the equipment before ASC receives any distribution. Distributions thereafter are made 80% to ASC and 20% to the Company. Management believes the effect of this preference item will prevent the Company from fully realizing the initial investment in the LLC, and has accordingly recognized an impairment loss of $136,000 in the first quarter of 2004 to reduce the carrying value of the investment in the LLC to its net realizable value. M-Wave undertook no financial liabilities with respect to this LLC that are material to its business or financial condition. M~Wave is accounting for this investment in the LLC under the equity method of accounting.

---The Company used a portion of the funds generated from the sale of its assets to retire its debt of approximately $2,422,000 with Bank One, NA. Bank One N.A. also released all liens on the collateral securing the note.

March 2004 The Company reaffirmed its intention to sell its unused land and building located in Bensenville, Illinois as soon as practicable. As discussed in prior filings, land and building at the Company's Bensenville facility were abandoned when the Company moved to its West Chicago facility in 2002. These assets have been classified as held for sale and idle in the accompanying consolidated balance sheets and have been recorded at approximately $539,000 which represents management's estimate of the potential selling price based on listed market price and broker information, less costs to sell. All losses were recorded when the impairment was recognized in 2002.

4. INVENTORIES

Inventory is carried at the lower of cost (first-in, first-out) or market. Substantially all the Company's inventories are in finished goods held for sales to customers supported by annual forecasts, firm purchase orders or contracts.

5. DEBT

On March 31, 2004 Silicon Valley Bank, N.A. (Bank) and the Company entered into the first of a two-step financing agreement known as "Mini ABL" that will commence with an accounts receivable, contract financing facility. Under the facility, the Company can pledge to the Bank, subject to Bank approval, up to 85% of the face value of its approved invoices to a maximum of $3.125 million at the prime rate plus 2.5% (prime rate was 4.0% at March 31, 2004). The cost of the facility also includes a 1/2% one-time discount on the initial borrowings, a facility fee of $25,000 half of which was paid immediately, and half is due at the end of six months, with other transaction fees relating to cash management and online services that are considered by management to be minor. Borrowings outstanding under the facility were $1,491,581 at March 31, 2004 and were recorded in accordance with Statement of Financial Accounting Standard (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as a note payable, Bank, in the accompanying consolidated balance sheet. Borrowings are collateralized by substantially all assets of the Company and are subject to certain non-financial and financial covenants which require, amongst other provisions, the Company to maintain minimum tangible net worth. The facility can be terminated by the Bank upon certain default events as defined in the agreement.

In connection with the financing, the Company issued 7-year warrants to the Bank for the purchase of 85,000 shares of the Company's common stock at $4.80 per share, which vest ratably over six months. The warrants are valued at $264,672 and will be recorded ratably as an increase to additional paid-in capital and recognized as stock compensation expense over the vesting period, which will commence in April 2004.

6. LITIGATION

The Company is not a party to any litigation whose outcome will have a material adverse effect on the financial position or results of operations of the Company.

7. STOCK-BASED COMPENSATION

Stock-based employee compensation, including stock options, for the three months ended March 31, 2004 and 2003 was accounted for under the intrinsic value-based method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, no compensation expense was recognized for those stock options that had no intrinsic value on the date of grant.

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 net (loss) income would have increased or decreased, resulting in pro forma net (loss) income and EPS as presented below:

                                                     THREE MONTHS
                                                 ENDED MARCH 31, 2004
                                                 --------------------
                                                2003               2004
                                            -------------       -----------
Net (loss) income, as reported ..........   $  (5,370,801)      $   134,425
Deduct: Stock-based employee compensation
  expense, net of related tax effects,
  determined under fair-value method
  for all awards ........................         (74,653)          (90,994)
                                            -------------       -----------
Pro forma net (loss) income .............   $  (5,445,454)      $    43,431
                                            =============       ===========
EPS, as reported
  Basic .................................   $       (1.21)      $      0.03
  Diluted ...............................           (1.21)             0.03
Pro forma EPS
  Basic .................................   $       (1.23)      $      0.01
  Diluted ...............................           (1.23)             0.01

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004
COMPARED TO THE THREE ENDED MARCH 31, 2003

NET SALES

Net sales were approximately $3,916,000 for the quarter ended March 31, 2004, an increase of approximately $711,000 or 22% above the first quarter of 2003. The increase in sales is directly related to "RF" microwave sales that increased approximately $1.2 million in the first quarter of 2004 while the Company's digital business decreased approximately $800,000 in the first quarter of 2004. Other product line sales increased approximately $311,000 in the first quarter of 2004.

Net sales to Celestica, a major customer of the Company, were approximately $697,000 in the first quarter of 2004 compared to about $105,000 in the first quarter of 2003. Net sales to RF Power, a significant customer of the Company, were approximately $354,000 in the first quarter of 2004 compared to about $99,000 in the first quarter of 2003. Net sales to Remec, another significant customer of the Company, were approximately $349,000 in the first quarter of 2004 compared to approximately $5,000 in the first quarter of 2003. The above increases reflect increased sales in the "RF" microwave business of the Company.

GROSS PROFIT (LOSS) AND COST OF GOODS SOLD

The Company's gross profit for the first quarter of 2004 was approximately $953,000 compared to a gross loss of approximately $1,728,000 for the first quarter of 2003. In September 2003, the Company began to phase out its manufacturing operations in preparation for the strategic operating alliance agreement with ASC which it consummated in February 2004. The Company presently purchases all of its printed circuit boards as finished products and distributes the finished products to its customers.

OPERATING EXPENSES

General and administrative expenses were approximately $469,000 or 12.0% of net sales in the first quarter of 2004 compared to approximately $577,000 or 18.0% of net sales in the first quarter of 2003, a decrease of approximately

$108,000. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the first quarter of 2003, payroll related expenses decreased $162,000, professional services, which include legal, auditing, and consulting fees increased $103,000, and depreciation expense decreased $30,000 in the first quarter of 2004.

Selling and marketing expenses were approximately $279,000 or 7.1% of net sales in the first quarter of 2004 compared to approximately $367,000 or 11.4% of net sales in the first quarter of 2003. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company's products, and commissions paid to independent sales organizations. In comparison to the 1st quarter of 2003, commissions paid to independent sales organizations decreased $19,000, payroll-related expenses decreased $57,000 with the reduction of regional sales managers in the third quarter of 2003, and travel expenses decreased $11,000 in the first quarter of 2004.

The Company recorded an impairment loss of $136,000 in the first quarter of 2004. The charge was recorded to adjust the carrying value of the investment in AM-Wave, LLC to its net realizable value.

The Company recorded an impairment loss of $3,578,000 on the land and building at the Company's West Chicago location in the first quarter of 2003 when management determined it intended to sell the property in connection with its execution of the Company's restructuring plan to provide added cash flow for the Company. When the impairment loss was recognized, the carrying value of the property was adjusted to approximately $2,000,000 which represented the contemplated offer from an affiliate of ASC less costs to sell in accordance with SFAS No. 144.

The Company recorded stock compensation expense in the first quarter of 2004 of approximately $53,000 relating to options issued in connection with the consulting agreement between the Company and Credit Support International.

The Company also recorded stock compensation expense in the first quarter of 2004 of approximately $29,000 relating to warrants issued to Gordhan Patel, owner of ASC, upon execution of the SOA.

OPERATING LOSS

Operating loss was approximately $14,000 in the first quarter of 2004 compared to an operating loss of approximately $6,250,000 in the first quarter of 2003. The changes in operating income reflect primarily the changes in gross profit, impairment losses, stock compensation, and other operating expenses as discussed above, which can be summarized as follows:

Increase in gross margin                    2,680,000
Decrease in impairment losses               3,442,000
Increase in stock compensation               (82,000)
Decrease in other operating expenses          196,000
                                           ----------
Decrease in operating loss                 $6,236,000

INTEREST INCOME

Interest income from short-term investments was approximately $31,000 in the first quarter of 2004 compared to approximately $41,000 in the first quarter of 2003.

INTEREST EXPENSE

Interest expense, primarily related to the Industrial Revenue Bond was approximately $50,000 in the first quarter of 2003. The Company recorded no interest expense in the first quarter of 2004 upon retirement of the long-term debt.

OTHER INCOME

Other income of approximately $117,000, primarily relates to forgiveness of debt as the Company entered into settlement agreements with certain vendors. Under terms of the vendor settlement agreements, the Company will pay, immediately following the signing of each agreement, 50% of the vendor balances that are under $10,000. It will pay trade balances in excess of $10,000 to vendors at 60% of the principal balance, payable in two payments staggered 60 days apart. The vendors will then forgive one-half of the balance of such trade debt upon receipt of each partial payment. As of April 30, 2004, the Company has entered into vendor settlement agreements with vendors holding approximately $3.1 million of trade debt. As of April 30, 2004, the Company has recognized a gain on the forgiveness of trade debt relating to settlements with vendors of approximately $984,000.

INCOME TAXES

In the first quarter of 2003, the Company had an effective tax credit of 14.2%. The Company's income tax provision for the three months ended March 31, 2004 has been reduced by the utilization of net operating loss carry-forwards. Management believes that the Company has adequate net operating loss carryforwards available that, if utilized, will offset any taxable income generated by the Company throughout 2004. The Company's tax credit for 2004 is limited to expected tax refunds of approximately $685,000 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations was approximately $1,125,000 for the first three months of 2004. Net cash provided by operations was approximately $1,929,000 for the first three months of 2003.

Accounts receivable increased approximately $78,000. On March 31, 2004 Silicon Valley Bank, N.A. (Bank) and the Company entered into the first of a two-step financing agreement known as "Mini ABL" that will commence with an accounts receivable contract financing facility. Under the facility, the Company can pledge to the Bank, subject to Bank approval, up to 85% of the face value of its approved invoices to a maximum of $3.125 million at the prime rate plus 2.5%. The cost of the facility also includes a 1/2% one-time discount on the initial borrowings, a facility fee of $25,000, and other transaction fees. Borrowings outstanding under the facility were $1,491,581 at March 31, 2004.

Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, receipt of tax refunds, proceeds from the sale of certain fixed assets, vendor payable reductions and funds obtained from a bridge receivables purchasing facility through Silicon Valley Bank on March 31, 2004 will be adequate to meet its anticipated liquidity requirements for this fiscal year, including the remaining payments due to its vendors under settlement arrangements for the payment of its delinquent third party vendor obligations.

A concurrent, proposed asset based financing facility with Silicon Valley Bank is currently in underwriting that will replace the Mini ABL. The financing, if consummated, will provide 85% advances against the face value of eligible accounts receivable with a $500,000 sub-limit on pre-sold inventory that does not exceed 33% of the total funding of up to $4 million. This agreement has tentatively been priced at the Bank's prime rate of interest plus two percent, and a total one-time fee of 1%. While the Company believes this facility will consummate, there are no assurances either of approval by either the Bank or the Company or the final terms at this time.

Proceeds on the facility allowed the Company to acquire additional inventories of approximately $216,000, retire accounts payable by approximately $675,000, and reduce amounts owed to ASC to $300,000 per the terms of the SOA agreement. Accrued expenses also decreased by approximately $376,000. The Company paid out approximately $48,000 in vacation payments relating to the transfer of personnel to ASC. Property taxes and Utility Costs accruals decreased approximately $120,000 with the sale of the West Chicago facility.

Legal expenses decreased approximately $45,000 relating to payments and expected fees associated with the filing of the 2003 Form 10-K.

Capital expenditures were approximately $29,000 in the first three months of 2004 compared to $52,000 in the first three months of 2003. The Company has limited plans for capital expenditures in 2004.

The West Chicago facility was sold to an ASC affiliate and the equipment at that location was sold to a limited liability company controlled by ASC in which Company is the minority member. The Company does have a preferred and secured liquidation preference in the assets of that limited liability company. It has undertaken no financial obligations relevant to its financial condition with regard to the company.

The Company sold its West Chicago plant to the affiliate of ASC for a cash price of approximately $2,000,000. ASC has leased the manufacturing portion of that plant from the new owner to enable it to manufacture as required under the SOA.

The Company leased a portion of the West Chicago facility to maintain its offices from which it operates its domestic and international Virtual Manufacturing, supply chain management, and consulting businesses in close proximity to the domestic manufacturing being performed for its customers by ASC.

The Company sold and transferred the major portion of its manufacturing equipment at the West Chicago facility to the newly formed limited liability company for total consideration of $1,577,200. The Company received cash of $800,000 and a 20% preferred and secured ownership interest in the LLC. ASC is the other member of the LLC and has leased the use of the equipment from it.

The Company used a portion of the funds generated from the sale of its assets to retire its debt of approximately $2,422,000 with Bank One, N. A. The remaining funds were used to pay expenses associated with the transaction.

The Company also plans to sell its prior plant and improvements located in Bensenville, Illinois as soon as practicable.

The Company recorded stock option expense in the first quarter of 2004 of approximately $53,000 relating to options issued in connection with the consulting agreement between the Company and Credit Support International. The options have an exercise price of $.67 per share, are valued at $91,192, and vest ratably over a period of 12 months. The options are recorded ratably as an increase to additional paid-in capital and recognized as stock compensation expense over the vesting period. Accordingly, the Company expects to record approximately $23,000 in the second quarter of 2004 and an additional $15,000 in the third quarter of 2004 relating to the consulting agreement.

The Company issued 5-year warrants to Gordhan Patel, owner of ASC, for the purchase of 500,000 shares of the Company's common stock at $1.35 per share, which vest ratably over the two-year SOA agreement or upon an earlier sale of the Company. The warrants are valued at $346,141 and will be recorded ratably as an increase to additional paid-in capital and recognized as stock compensation expense over the vesting period. Accordingly, the Company recorded stock compensation expense in the first quarter of 2004 of approximately $29,000 and expects to record approximately $43,000 in each of the remaining quarters of 2004.

INFLATION

Management believes inflation has not had a material effect on the Company's operation or on its financial position. However, expected supplier price increases may have a material effect on the Company's operations and financial position in the remainder of 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures and internal control over financial reporting (as defined in Rules 13a-15(e) 15d-15(e), 13a-15(f), and 15d-15(f) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, except as discussed in the next paragraph below, in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

(B) CHANGES IN INTERNAL CONTROLS. There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

      (b) Reports on Form 8-K

            (1) A current report on Form 8-K was filed on January 30, 2004 under item 5 relating to Bank One, N. A. extension of loan until February 10, 2004.

            (2) A current report on Form 8-K was filed on February 11, 2004 under item 5 relating to Strategic Operating Alliance agreement with American Standard Corporation and a major restructuring of its Balance Sheet.

            (3) A current report on Form 8-K was filed on April 21, 2004 under item 4 relating to changes in Certifying Accountant from Grant Thornton, LLP to McGladrey & Pullen, LLP.

            (4) A revised current report on Form 8-K(a) was filed on May 12, 2004 under item 4 relating to changes in Certifying Accountant from Grant Thornton, LLP to McGladrey & Pullen, LLP that expands the discussion of certain periods covered under original Report

            (5) A current report on Form 8-K was filed on May 14, 2004 under item 5 regarding amendment of the Company's Consulting Agreement with Credit Support International, LLC under which Jim Mayer will become Chief Financial and Administrative Officer of the Company and Paul Schmitt will relinquish his fulltime position as Chief Financial Officer and become a Special Consultant to the Company, all effective May 1, 2004.

                                    SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    M~WAVE,INC.

Date: May 14, 2004                                  /s/ JIM MAYER
                                                    ------------------------
                                                    Jim Mayer
                                                    Chief Financial Officer

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

10.12          Employment Agreement dated January 7, 2003 between the
               Company and Robert O'Connell                                      *********

10.13          Employment Agreement dated January 29, 2003 between Company
               and Paul H. Schmitt                                               *********

10.14          Credit Agreement dated October 1, 2003 between Bank One,
               NA, the Company and Poly Circuits, Inc.                          **********

10.15          Consulting Agreement, dated September 1, 2003, between the
               Company and Credit Support International, LLC.                   **********

10.16          Amendment to Consulting Agreement, dated as of May 1, 2004,
               between the Company and Credit Support International. LLC                29

10.17          Letter Agreement with Paul Schmitt dated May 1, 2004                     31

21             Subsidiaries                                                      *********

24.1           Consent of Grant Thornton LLP                                     *********

31.1           Certification of the CEO Pursuant to Section 302 of the
               Sarbanes-Oxley Act.                                                      24

31.2           Certification of the CFO Pursuant to Section 302 of the
               Sarbanes-Oxley Act.                                                      26

32.1           Certification pursuant to 18 U.S.C. Section 135O, as
               adopted pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002.                                                                 28

32.2           Certification pursuant to 18 U.S.C. Section 135O, as
               adopted pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002.                                                                 28

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

******* Incorporated herein by reference to the applicable exhibit report to the Registrant's quarterly report on form 10-Q for the quarter ended June 30, 2001

******** Incorporated herein by reference to the applicable exhibit report to the Registrant's quarterly report on form 10-Q for the quarter ended September 30, 2002

******** Incorporated herein by reference to the applicable exhibit report to the Registrant's annual report on form 10-K for the year ended December 31, 2002

********** Incorporated herein by reference to the applicable exhibit report to the Registrant's annual report on form 10-K for the year ended December 31, 2003