Form 10QSB
period 2004-06-30
M WAVE INC
filed 2004-08-16
CIK 883842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004                  Commission File No. 0-19944

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

Yes [X]  No [ ]

Indicate by check mark whether the Registrant is an            Yes    No
accelerated filer (as defined by rule 12b-6 of the Act)        [ ]   [X]

The registrant has 4,444,444 shares of common stock outstanding at June 30, 2004.

                                  M-WAVE, INC.

                                    CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements:
           Consolidated Balance Sheets as of June 30, 2004 and December 31,
           2003 (unaudited)                                                             Page 3
           Consolidated Statements of Operations for the Three Months Ended June
           30, 2004 and 2003 (unaudited)                                                Page 4
           Consolidated Statements of Operations for the Six Months Ended June
           30, 2004 and 2003 (unaudited)                                                Page 5
           Consolidated Statements of Cash Flows for the Six Months Ended June
           30, 2004 and 2003 (unaudited)                                                Page 6

           Notes to Consolidated Financial Statements (unaudited)                       Pages 7-11
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                        Pages 12-23

Item 3     Controls and Procedures                                                      Page 24

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                             Page 25

Item 6.   Exhibits and Reports on Form 8-K                                              Pages 26-27

          Signatures                                                                    Page 28

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                  M~WAVE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              December 31      June 30
                                                                 2003            2004
                                                              -----------    -----------
ASSETS
CURRENT ASSETS:
  Cash                                                        $   249,343    $ 1,191,500
  Accounts receivable, net                                      2,051,027      3,144,749
  Inventories, net                                                587,179      1,008,682
  Refundable income taxes                                         685,418        618,128
  Prepaid expenses and other assets                                21,499         43,749
                                                              -----------    -----------

    Total current assets                                        3,594,466      6,006,808
PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements                              2,177,356        177,238
  Machinery and equipment                                       1,928,600        383,696
                                                              -----------    -----------
    Total property, plant and equipment                         4,105,956        560,934
  Less accumulated depreciation                                    85,715         18,000
                                                              -----------    -----------
    Property, plant and equipment - net                         4,020,241        542,934
Land, building and improvements held for sale and idle            568,583        568,583
Investment in AM-Wave, LLC                                              0        617,740
                                                              -----------    -----------
TOTAL                                                         $ 8,183,290    $ 7,736,065
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                            $ 4,364,888    $ 3,589,160
  Accrued expenses                                                739,282        540,988
  Note payable, bank, net                                               0      2,593,527
  Current portion of long-term debt                             2,457,073              0
                                                              -----------    -----------
    Total current liabilities                                   7,561,243      6,723,675


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 1,000,000
    shares; no shares issued and outstanding                            0              0
  Common stock, $.005 par value; authorized 10,000,000
    shares;  issued 2003: 6,179,112 shares, 2004: 6,180,262
    shares; outstanding 2003: 4,443,294 shares, 2004:
    4,444,444 shares                                               30,895         30,901
  Additional paid-in capital                                    8,439,072      8,685,195
  Accumulated deficit                                          (5,562,750)    (5,418,536)
  Treasury stock, at cost 1,735,815 shares                     (2,285,170)    (2,285,170)
                                                              -----------    -----------
     Total stockholders' equity                                   622,047      1,012,390
                                                              -----------    -----------
TOTAL                                                         $ 8,183,290    $ 7,736,065
                                                              ===========    ===========

            See notes to unaudited consolidated financial statements.

                                  M~WAVE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three months ended June 30,
                                                             ---------------------------
                                                                 2003          2004
                                                             -----------    -----------
NET SALES                                                    $ 4,141,050    $ 5,592,198

COST OF GOODS SOLD                                             4,338,479      4,887,503
                                                             -----------    -----------
  Gross (loss) profit                                           (197,429)       704,695

OPERATING EXPENSES:
  General and administrative                                     748,728        400,993
  Selling and marketing                                          376,863        361,911
  Impairment loss recognized on land and building              1,600,000              0
  Impairment loss recognized on investment in AM-Wave, LLC             0         23,460
  Stock compensation                                                   0         66,069
                                                             -----------    -----------

    Total operating expenses                                   2,725,591        852,433
                                                             -----------    -----------
  Operating (loss)                                            (2,923,020)      (147,738)

OTHER INCOME (EXPENSE):
  Interest income                                                 45,012         10,141
  Interest expense                                               (45,514)       (61,265)
  Gain (Loss) on sale of assets                                        0              0
  Trade debt forgiveness                                               0        321,329
                                                             -----------    -----------

    Total other income (expense), net                               (502)       270,205
                                                             -----------    -----------

(LOSS) INCOME BEFORE INCOME TAXES                             (2,923,522)       122,467

  Income tax (benefit) expense                                         0        112,678
                                                             -----------    -----------

NET (LOSS) INCOME                                            $(2,923,522)   $     9,789
                                                             ===========    ===========

Weighted average shares outstanding                            4,443,294      4,444,444
                                                             ===========    ===========

BASIC (LOSS) INCOME PER SHARE                                $     (0.66)   $      0.00
                                                             ===========    ===========

Diluted weighted average shares outstanding                    4,443,294      4,695,744
                                                             ===========    ===========

DILUTED (LOSS) INCOME  PER SHARE                             $     (0.66)   $      0.00
                                                             ===========    ===========

            See notes to unaudited consolidated financial statements.

                                  M~WAVE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Six months ended June 30,
                                                             --------------------------
                                                                2003           2004
                                                             -----------    -----------
NET SALES                                                    $ 7,346,095    $ 9,508,276

COST OF GOODS SOLD                                             9,271,350      7,851,080
                                                             -----------    -----------
  Gross (loss) profit                                         (1,925,255)     1,657,196
OPERATING EXPENSES:
  General and administrative                                   1,325,875        870,405
  Selling and marketing                                          743,812        641,012
  Impairment loss recognized on land and building              5,177,735              0
  Impairment loss recognized on investment in AM-Wave, LLC             0        159,460
  Stock compensation                                                   0        148,109
                                                             -----------    -----------

    Total operating expenses                                   7,247,422      1,818,986
                                                             -----------    -----------

  Operating (loss)                                            (9,172,677)      (161,791)

OTHER INCOME (EXPENSE):
  Interest income                                                 85,659         40,563
  Interest expense                                               (95,639)       (61,265)
  Gain/(Loss) on sale of assets                                        0              0
  Trade debt forgiveness                                               0        439,384
                                                             -----------    -----------

    Total other income (expense), net                             (9,980)       418,682
                                                             -----------    -----------

(LOSS) INCOME BEFORE INCOME TAXES                             (9,182,657)       256,892

  Income tax (benefit) expense                                  (888,333)       112,678
                                                             -----------    -----------

NET (LOSS) INCOME                                            $(8,294,324)   $   144,214
                                                             ===========    ===========

Weighted average shares outstanding                            4,443,294      4,443,971
                                                             ===========    ===========

BASIC (LOSS) INCOME PER SHARE                                $     (1.87)   $      0.03
                                                             ===========    ===========

Diluted weighted average shares outstanding                    4,443,294      4,695,271
                                                             ===========    ===========

DILUTED (LOSS) INCOME  PER SHARE                             $     (1.87)   $      0.03
                                                             ===========    ===========

            See notes to unaudited consolidated financial statements.

                                  M~WAVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six months ended June 30,
                                                                    --------------------------
                                                                       2003           2004
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                 $(8,294,324)   $   144,214
    Adjustments to reconcile net (loss) income to net cash
    flows (used in) operating activities:
    (Gain) on disposal of property, plant, and equipment                (17,000)             0
    Depreciation and amortization                                       416,600         18,000
    Trade debt forgiveness                                                    0        439,384
    Impairment loss recognized on land and building                   5,177,735              0
    Impairment loss recognized on investment in AM-Wave, LLC                  0        159,460
    Stock compensation recognized on options and warrants                     0        148,109

    Changes in assets and liabilities:
    Accounts receivable                                                 208,161     (1,093,722)
    Inventories                                                        (110,108)      (421,503)
    Refundable Income Taxes                                                   0         67,290
    Prepaid expenses and other assets                                    18,346        (22,250)
    Restricted Cash                                                  (1,836,405)             0
    Accounts payable                                                    897,869     (1,215,112)
    Accrued expenses                                                    (97,290)      (198,294)
    Income taxes                                                      2,701,174              0
                                                                    -----------    -----------
  Net cash flows (used in) operating activities                        (935,242)    (1,974,424)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                           (53,661)       (32,296)
    Proceeds from sale of land, building and equipment,
    net of disposal costs                                                17,000      2,714,403
                                                                    -----------    -----------
    Net cash flows (used in) provided by investing activities           (36,661)     2,682,107
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                     0            920
  Net borrowings on note payable, bank                                        0      2,690,627
  Repayment of long-term debt                                           (38,264)    (2,457,073)
                                                                    -----------    -----------
Net cash flows (used in) financing activities                           (38,264)       234,474
                                                                    -----------    -----------

NET (DECREASE)/INCREASE IN CASH                                      (1,010,167)       942,157

CASH :
  Beginning of period                                                 1,514,509        249,343
                                                                    -----------    -----------
  End of period                                                     $   504,342    $ 1,191,500
                                                                    ===========    ===========

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Contribution of equipment for investment in AM-Wave, LLC            $         0    $   777,200
Stock options issued in connection with consulting agreement                  0         75,995
Stock warrants issued in connection with SOA agreement                        0         72,114
Stock warrants issued in connection with bank financing agreement             0         97,100

            See notes to unaudited consolidated financial statements.

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

Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

2. BUSINESS ISSUES

In the fiscal quarter ended June 30, 2004 M~Wave, Inc. ("M~Wave" or the "Company") focused attention on financing matters and maintaining the listing of its common stock on the NASDAQ Small Cap Market

On March 30, 2004, M-Wave closed an accounts receivable purchase facility with Silicon Valley Bank. Under the facility, the Company could sell to the Bank, up to 85% of the face value of approved invoices, to a maximum aggregate of $3.125 Million. The cost of the facility includes a 1/2% one-time discount, at the Bank's prime rate of interest plus 2.5%. The effective rate of interest was approximately 13.55%.

On May 14, 2004 M-Wave received a NASDAQ Staff Determination indicating it failed to satisfy the stockholder's equity, earnings or market value of publicly held shares requirements for continued listing on the NASDAQ Small Cap Market under NASDAQ Marketplace Rule 4310(c)(2)(B), and that its common stock was therefore subject to delisting from that Market unless it is able to comply with one of those requirements. The Company appealed the Staff's Determination and requested that a NASDAQ Listing Qualifications Panel reverse that Determination, in accordance with NASDAQ rules. A hearing was held in June 18, 2004 and the Company presented evidence that, subject to shareholder approval (as required by NASDAQ rules) it would complete a private equity offering, and would maintain the required net worth, that would place it in compliance with the listing requirements for stockholder's equity in excess of $2.5 million.

In accordance with its presentation to the NASDAQ Panel, on July 28, 2004, M-Wave issued 30,000 shares of the Company's newly designated Series A Preferred Stock to Mercator Momentum Fund LP; Mercator Momentum Fund III LP and Monarch Pointe Ltd. through Mercator Advisory Group LLC ("Mercator") for $100 per share, or an aggregate of $3 Million. The Preferred Stock is convertible to up to 3,061,000 shares of Common stock (at the floor price of $.98 per share). The Company also issued three-year warrants to purchase an aggregate of 1,530,000 shares of Common Stock at $1.27 per share to the three purchasers of the Series A Preferred Stock and to Mercator Advisory Group LLC. The transaction netted M-Wave approximately $2.6 Million net of estimated fees and expenses. The proceeds, in part, will be utilized to support growth by acquisition of smaller PCB producers' customer relationships, marketing and customer service functions, improvement of operating systems and general working capital.

On June 28, 2004, the Company completed a $4.5 Million revolving credit facility with Silicon Valley Bank that improved upon the terms, eligibility and pricing from the first transaction with the Bank. The effective rate of interest, including fees, was formerly approximately 13.55%; the replacement has an effective rate of interest, including fees, of approximating 8%.

Under the current facility, the Company may borrow up to 85% on eligible receivables, plus $750,000 on eligible finish goods inventory so long as the inventory financing is not more than 33% of the total accounts receivable balance with the total loan does not exceed $4.5 Million.

The Company

M~Wave, Inc. is a value-added service provider of high performance printed circuit boards used in a variety of digital and high frequency communications applications for a variety of telecommunications and industrial electronics applications. M~Wave satisfies its customers requirements for telecommunications commercial and industrial electronics applications by directly booking of orders, supervision and inspection of the outsourced manufacture of such boards through its global base of production partners located in the China and Southeast Asia, and, domestically, through our Strategic Operating Alliance
(SOA) partner, American Standard Circuits, Inc. (ASC), located in Franklin Park and West Chicago, Illinois, where M-Wave maintains its offices.

This business model is referred to as Virtual Manufacturing. Through Virtual Manufacturing we contractually supply many of the printed circuit board needs of our customers, creating a "pipeline" between those customers and production that covers early prototypes and pilot production, directly into mass production, offering one seamless process. The Company delivers products when the customer needs them through consignment inventory control, demand-pull, just-in-time, in plant storehouses and other supply-chain programs.

The Company began Virtual Manufacturing during 2000 by developing subcontracting relationships with global manufacturers predominately Asian, from its base in Singapore. The SOA extends this approach to our domestic manufacturing requirements.

Our manufacturing partners maintain most certifications for quality, environmental and safety, including ISO, QS, UL, CE and others. Both the Company and its manufacturing partners have a reputation for timely delivery of products that are competitively priced, from plants operating at high levels for worker and environmental safety both within and outside the United States.

The Company markets its products through regional sales managers supported by independent sales organizations. The Company's base of approximately 100 customers represents a sophisticated group of purchasers.

3. INVENTORIES

Inventory is carried at the lower of cost (first-in, first-out) or market. Substantially all the Company's inventories are in finished goods held for sales to customers supported by annual forecasts, firm purchase orders or contracts.

4. DEBT

On June 28, 2004, the Company paid off its existing accounts receivable purchase facility with Silicon Valley Bank with the proceeds of a $4.5 million, two-year revolving credit line with the Bank, secured by all assets of the Company, including its accounts receivable and inventory. Under the facility, the Company may draw up to 85% of its eligible accounts receivable under 90 days aged, and up to $750,000 of finished goods inventory, so long as that inventory represents 33% or less of the total advanced at any one time and the total loan does not exceed $4.5 Million. The effective rate of interest is approximately 8% inclusive of one-time and servicing costs.

In connection with the financing, the Company issued 7-year warrants to the Bank for the purchase of 85,000 shares of the Company's common stock at $1.51 per share, which vest ratably over twenty-four months. The warrants are valued at $97,100 and will be recorded according to monthly vesting as an increase to note payable and recognized as interest expense over the vesting period, which will commence in July 2004.

The Company believes this financing, together with cash flow from operations, to be adequate for its working capital requirements during the balance of the current fiscal year.

5. LITIGATION

The Company is not a party to any litigation whose outcome will have a material adverse effect on the financial position or results of operations of the Company.

6. STOCK-BASED COMPENSATION

Stock-based employee compensation, including stock options, for the six months ended June 30, 2004 and 2003 was accounted for under the intrinsic value-based method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, no compensation expense was recognized for those stock options that had no intrinsic value on the date of grant.

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 net (loss) income would have increased or decreased, resulting in pro forma net (loss) income and EPS as presented below:

                                           SIX MONTHS
                                      ENDED JUNE 30, 2004
                       ------------------------------------------------
                                  2003                    2004
                        3 MONTHS      6 MONTHS     3 MONTHS   6 MONTHS
                       -----------   -----------   --------   ---------
Net (loss) income,
as reported            $(2,923,523)  $(8,294,324)  $  9,789   $ 144,214
Deduct:  Stock-based
employee
compensation
expense, net of
related tax
effects,
determined under
fair-value method
for all awards         $   (74,653)  $  (149,306)  $(57,115)  $(148,109)
                       -----------   -----------   --------   ---------
Pro forma net
(loss) income          $(2,998,176)  $(8,443,630)  $(47,326)  $  (3,895)
                       ===========   ===========   ========   =========
EPS, as reported
   Basic               $     (0.66)  $     (1.87)  $   0.00   $    0.03
   Diluted             $     (0.66)  $     (1.87)  $   0.00   $    0.03
Pro forma EPS
   Basic               $     (0.67)  $     (1.90)  $  (0.01)  $    0.00
   Diluted             $     (0.67)  $     (1.90)  $  (0.01)  $    0.00

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

NET SALES

Net sales were approximately $5,592,000 for the quarter ended June 30, 2004, an increase of approximately $1,451,000 or 35% above the second quarter of 2003. The increase in sales is directly related to "RF" microwave sales that increased approximately $2,200,000 in the first quarter of 2004 while the Company's digital business decreased approximately $800,000 in the second quarter of 2004.

A significant portion of the Company's second quarter 2004 "RF" microwave sales were to three major customers. Net sales to Celestica were approximately $1,924,000 in the second quarter of 2004 compared to about $254,000 in the second quarter of 2003. Net sales to RF Power were approximately $272,000 in the second quarter of 2004 compared to about $93,000 in the second quarter of 2003. And net sales to Remec were approximately $473,000 in the second quarter of 2004 compared to approximately $262,000 in the second quarter of 2003. .

The decrease in second quarter 2004 sales in the digital business segment of the Company were primarily the result of a significant reduction in sales to one customer. In this regard, sales to Westell were $21,000 in the second quarter of 2004 compared to $1,762,000 in the second quarter of 2003. Sales in the quarter to other customers remained generally on par with the prior year. Net sales to Federal Signal were $392,000 in the second quarter of 2004 compared to $319,000 in the second quarter of 2003. Net sales to Knowles were $434,000 in the second quarter of 2004 compared to $21,000 in the second quarter of 2003. Net sales to Rain Bird were $286,000 in the second quarter of 2004 compared to $275,000 in the second quarter of 2003.

GROSS PROFIT (LOSS) AND COST OF GOODS SOLD

The Company's gross profit for the second quarter of 2004 was approximately $705,000, or 12.6%, compared to a gross loss of approximately $197,000, or -4.7%, for the second quarter of 2003. In September 2003, the Company began to phase out its manufacturing operations in preparation for the strategic operating alliance agreement (SOA) with ASC, which it consummated in February 2004. The Company presently purchases all of its printed circuit boards as finished products and distributes the finished products to its customers sourced domestically and from Asia.

OPERATING EXPENSES

General and administrative expenses were approximately $401,000 or 7.2% of net sales in the second quarter of 2004 compared to approximately $749,000 or 18.1% of net sales in the second quarter of 2003, a decrease of approximately $348,000. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the second quarter of 2003, payroll related expenses decreased $45,000. This decrease was net of separation charges of $106,000 recorded during the second quarter for the company's former CFO. Professional services, which include legal, auditing, and consulting fees decreased $68,000. Depreciation expense decreased $13,000 in the second quarter of 2004. The Company also reduced its travel expense by $53,000 based on actual results, its bad debt expense by $50,000 based on experience, and its legal expense by $47,000 based on actual results during the second quarter of 2004.

Selling and marketing expenses were approximately $362,000 or 6.5% of net sales in the second quarter of 2004 compared to approximately $377,000 or 9.1% of net sales in the second quarter of 2003. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company's products, and commissions paid to independent sales organizations. In comparison to the second quarter of 2003, commissions paid to independent sales organizations increased $50,000, payroll-related expenses decreased $62,000 with the reduction of regional sales managers in the third quarter of 2003, and travel expenses decreased $6,000 in the second quarter of 2004.

The Company recorded an impairment loss of $23,000 in the second quarter of 2004. The charge was recorded to adjust the carrying value of the investment in AM-Wave, LLC to its estimated net realizable value.

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

The Company recorded stock compensation expense in the second quarter of 2004 of approximately $66,000, of which $23,000 related to options issued in connection with the consulting agreement between the Company and Credit Support International LLC and $43,000 related to warrants issued to Gordhan Patel, owner of ASC, upon execution of the SOA.

OPERATING LOSS

Operating loss was approximately $148,000 in the second quarter of 2004 compared to an operating loss of approximately $2,923,000 in the second quarter of 2003. The changes in operating loss reflect primarily the changes in gross profit, impairment losses, stock compensation, and other operating expenses as discussed above, which can be summarized as follows:

Increase in gross margin                     922,000
Decrease in impairment losses              1,577,000
Increase in stock compensation              (66,000)
Decrease in other operating expenses         342,000
                                          ----------

Decrease in operating loss                $2,775,000

INTEREST INCOME

Interest income from short-term investments was approximately $10,000 in the second quarter of 2004 compared to approximately $45,000 in the second quarter of 2003. Payments on a $712,000 Note from Performance Interconnect Corporation
(PIC) were suspended by PIC in May 2004, and the Company is currently negotiating a settlement of the obligation due it.

INTEREST EXPENSE

Interest expense, primarily related to the retired Industrial Revenue Bond administrated by Bank One, was approximately $61,000 in the second quarter of 2003. Interest expense in the second quarter of 2004 was approximately $46,000, related to financing with Silicon Valley Bank.

OTHER INCOME

Other income of approximately $321,000 in the second quarter of 2004 primarily related to forgiveness of debt as the Company entered into settlement agreements with certain vendors. Under terms of the vendor settlement agreements, the Company pays, immediately following the signing of each agreement, 50% of the vendor balances that are under $10,000. It pays trade balances in excess of $10,000 to vendors at 60% of the principal balance, payable in two payments staggered 60 days apart. The vendors then forgive one-half of the balance of such trade debt upon receipt of each partial payment. As of June 30, 2004, the Company has entered into vendor settlement agreements with vendors holding approximately $3.1 million of trade debt. As of June 30, 2004, the Company has recognized a cumulative gain on the forgiveness of trade debt relating to settlements with vendors of approximately $1,127,000, of which $439,000 was recorded during 2004. The Company expects to resolve the remaining balances of debt forgiveness during the third quarter of 2004.

INCOME TAXES

During the second quarter, the Company completed its 2003 income tax return. As a result of a prior period exemption to the Alternative Minimum Tax, expiring in 2002, the Company revised its estimated refund by approximately $113,000, and as a result, the Company is taking a charge in the current quarter. Management believes that the Company has adequate net operating loss carryforwards available that, if utilized, would offset any taxable income generated by the Company throughout the remainder of 2004. The Company's tax credit for 2004 is limited to expected tax refunds of approximately $618,000 in 2004.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

NET SALES

Net sales were $9,508,000 for the six months ended June 30, 2004, an increase of $2,162,000 or 29% above the first six months of 2003. The increase in sales is directly related to "RF" wireless telecommunications sales that increased $3,700,000 in the first six months of 2004 while the Company's digital business decreased $1,600,000 in the first six months of 2004.

A significant portion of the Company's 2004 "RF" microwave sales were to three major customers. Net sales to Celestica were $2,621,000 in the first six months of 2004 compared to $359,000 in the first six months of 2003. Net sales to RF Power were $626,000 in the first six months of 2004 compared to $192,000 in the first six months of 2003. Net sales to Remec were $822,000 in the first six months of 2004 compared to $267,000 in the first six months of 2003.

The decrease in the six months of 2004 sales in the digital business segment of the Company were primarily the result of a significant reduction in sales to one customer. In this regard, sales to Westell were $30,000 in the first six months of 2004 compared to $3,270,000 in the first six months of 2003. Sales for the six months of 2003 to other customers remained generally on par with the prior year. Net sales to Federal Signal were $653,000 in the first six months of 2004 compared to $545,000 in the first six months of 2003. Net sales to Knowles were $630,000 in the first six months of 2004 compared to $25,000 in the first six months of 2003. Net sales to Rain Bird were $581,000 in the first six months of 2004 compared to $296,000 in the first six months of 2003.

GROSS PROFIT (LOSS) AND COST OF GOODS SOLD

The Company's gross profit for the first six months of 2004 was $1,657,000, or 17.4%, compared to a gross loss of $1,925,000, or 26.2% for the first six months of 2003. In September 2003, the Company began to phase out its manufacturing operations in preparation for the strategic operating alliance (SOA) agreement with ASC, which it consummated in February 2004. The Company presently purchases all of its printed circuit boards as finished products and distributes the finished products to its customers.

OPERATING EXPENSES

General and administrative expenses were $870,000 or 9.1% of net sales for the first six months of 2004 compared to $1,326,000 or 18.1% of net sales in the first six months of 2003, a decrease of $456,000. General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. Payroll related expenses decreased $208,000. Included in this figure is a reduction of the Company's insurance accruals of $30,000, as well as a one-time expense of $106,000 related to the separation agreement between the company and its former CFO. Professional services, which include legal, auditing, and consulting fees decreased $24,000. Included in this figure is a reduction of the Company's legal expense by $92,000, and a one-time expense of $61,000 related to negotiation of the bank financing agreement by CSI. The Company also reduced its travel expense by $53,000 and its allowance for bad debts by $50,000 during the first six months of 2004 based on actual experience. Depreciation expense decreased $43,000 in the first six months of 2004.

Selling and marketing expenses were $641,000 or 6.8% of net sales in the first six months of 2004 compared to $744,000 or 10.1% of net sales in the first six months of 2003. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company's products, and commissions paid to independent sales organizations. In comparison to the six months of 2003, commissions paid to independent sales organizations increased $31,000 due to increased sales. Payroll-related expenses decreased $119,000 with the reduction of regional sales managers in the third quarter of 2003, and travel expenses decreased $15,000 in the first six months of 2004.

The Company recorded an impairment loss of $159,000 in the first six months of 2004. The charge was recorded to adjust the carrying value of the investment in AM-Wave, LLC to its estimated net realizable value.

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

The Company recorded stock compensation expense in the first six months of 2004 of $148,000, of which $76,000 related to options issued in connection with the consulting agreement between the Company and Credit Support International, LLC and $72,000 related to warrants issued to Gordhan Patel, owner of ASC, upon execution of the SOA.

OPERATING LOSS

Operating loss was $162,000 in the first six months of 2004 compared to an operating loss of $9,173,000 in the first six months of 2003. The changes in operating loss reflect primarily the changes in gross profit, impairment losses, stock compensation, and other operating expenses as discussed above, which can be summarized as follows:

Increase in gross margin                     3,603,000
Decrease in impairment losses                5,019,000
Increase in stock compensation               (148,000)
Decrease in other operating expenses           537,000
                                            ----------

Decrease in operating loss                  $9,011,000

INTEREST INCOME

Interest income from short-term investments was $41,000 in the first six months of 2004 compared to $86,000 in the first six months of 2003. Payments on a Note from Performance Interconnect Corporation (PIC) in principal amount of $712,000 were suspended by PIC in May 2004, and the Company is currently negotiating a settlement of that obligation owed to it.

INTEREST EXPENSE

Interest expense, primarily related to the retired Industrial Revenue Bond involving Bank One, N.A. was $96,000 in the first six months of 2003. The Company recorded interest expense in the first six months of 2004 of $61,000 related to its financing agreement with Silicon Valley Bank.

OTHER INCOME

Other income of approximately $439,000 in the first six months of 2004 primarily relates to forgiveness of debt as the Company entered into settlement agreements with certain vendors. Under terms of the vendor settlement agreements, the Company pays, immediately following the signing of each agreement, 50% of the vendor balances that are under $10,000. It pays trade balances in excess of $10,000 to vendors at 60% of the principal balance, payable in two payments staggered 60 days apart. The vendors then forgive one-half of the balance of such trade debt upon receipt of each partial payment. As of June 30, 2004, the Company has entered into vendor settlement agreements with vendors holding approximately $3.1 million of trade debt. Through June 30, 2004, the Company has recognized a cumulative gain on the forgiveness of trade debt relating to settlements with vendors of approximately $1,127,000, of which $439,000 was recorded during 2004. The Company expects to resolve the balance of debt forgiveness during the third quarter of 2004.


INCOME TAXES

During the second quarter, the Company completed its 2003 income tax return. As a result of a prior period exemption to the Alternative Minimum Tax, expiring in 2002, the Company revised its estimated refund by approximately $113,000, and as a result, the Company is taking a charge in the current quarter. Management believes that the Company has adequate net operating loss carryforwards available that, if utilized, will offset any taxable income generated by the Company throughout 2004. The Company's tax credit for 2004 is limited to expected tax refunds of approximately $618,000 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations was $1,974,000 for the first six months of 2004 compared to $935,000 used by operations for the first six months of 2003.

Accounts receivable increased $1,094,000 due to increased sales. Inventories increased $421,000. Accounts payable decreased by $776,000 due to payment of debt forgiveness to vendors.

Capital expenditures were approximately $32,000 in the first six months of 2004 compared to $54,000 in the first six months of 2003. The Company has limited plans for capital expenditures in 2004.

Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, available revolving credit, receipt of tax refunds, proceeds from the sale of certain fixed assets, and vendor payable reductions will be adequate to meet its anticipated liquidity requirements for this fiscal year, including the remaining payments due to its vendors under settlement arrangements for the payment of its delinquent third party vendor obligations.

On June 28, 2004, the Company paid off its existing accounts receivable purchase facility with Silicon Valley Bank with the proceeds of a $4.5 million, two-year revolving credit line with the Bank, secured by all assets of the Company, including its accounts receivable and inventory. Under the facility, the Company may draw up to 85% of its eligible accounts receivable under 90 days aged, and up to $750,000 of finished goods inventory, so long as that inventory represents 33% or less of the total advanced at any one time and the total loan does not exceed

$4.5 Million. The effective rate of interest is approximately 8% inclusive of one-time and servicing costs.

On February 3, 2004, the West Chicago facility was sold to an ASC affiliate and the equipment at that location was sold to a limited liability company controlled by ASC in which Company is the minority member. The Company does have a preferred and secured liquidation preference in the assets of that limited liability company. It has undertaken no financial obligations relevant to its financial condition with regard to the company.

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

On approximately February 3, 2004, the Company retired its debt of approximately $2,422,000 with Bank One, N. A. as part of the SOA transaction.

The Company also continues plans to sell its prior plant and improvements located in Bensenville, Illinois as soon as practicable.

The Company recorded stock option expense in the first six months of 2004 of $76,000 relating to options issued in connection with the consulting agreement between the Company and Credit Support International LLC. The options have an exercise price of $.67 per share, are valued at $91,192, and vest ratably over a period of 12 months. The options are recorded ratably as an increase to additional paid-in capital and recognized as stock compensation expense over the vesting period. Accordingly, the Company expects to record approximately $15,000 in the third quarter of 2004 relating to the consulting agreement.

The Company issued 5-year warrants to Gordhan Patel, owner of ASC, for the purchase of 500,000 shares of the Company's common stock at $1.35 per share, which vest ratably over the two-year SOA agreement or upon an earlier sale of the Company. The warrants are valued at $346,141 and will be recorded ratably as an increase to additional paid-in capital and recognized as stock compensation expense over the vesting period. Accordingly, the Company recorded stock compensation expense in the first six months of 2004 of $72,000 and expects to record approximately $43,000 in each of the remaining quarters of 2004.

The Company issued 7-year warrants to Silicon Valley Bank in connection with the financing agreement entered into during 2004, for the purchase of 500,000 shares of the Company's common stock at $1.51 per share, which vest ratably over a period of 24 months. The warrants are valued at approximately $225,000 and will be recorded ratably as an increase to additional paid-in capital and recognized as stock compensation expense over the vesting period. Accordingly, the Company expects to record approximately $28,000 in each of the remaining quarters of 2004.

On July 28, 2004, M-Wave issued 30,000 shares of the Company's newly designated Series A Preferred Stock to Mercator Momentum Fund LP; Mercator Momentum Fund III LP and Monarch Pointe Ltd. through Mercator Advisory Group LLC ("Mercator") for $100 per share, or an aggregate of $3 Million. The Preferred stock is convertible to up to 3,061,000 shares of Common Stock at the floor price of $.98 per share. The Company will also issue three-year warrants to purchase an aggregate of 1,530,000 shares of Common Stock at $1.27 per share to the three purchasers of the Series A Preferred Stock and to Mercator Advisory Group, LLC. The transaction netted M-Wave approximately $2.6 Million, net of estimated fees and expenses. The proceeds, in part, will be utilized to support inorganic growth by acquisition of smaller PCB producers' customer relationships, marketing and customer service functions, improvement of operating systems and general working capital. The value of the beneficial conversion feature of the preferred shares is estimated to be approximately $2 Million, and will be recorded as a preferred stock dividend in the statement of operations and an equivalent increase to the accumulated deficit during the third quarter. This expense recognition will be a one-time charge, and will result in a decrease to basic and diluted earnings per common share in the third quarter, but will have no effect on Stockholders' Equity. Below is the Company's pro forma balance sheet had the transaction been consummated as of June 30, 2004:

PRO FORMA BALANCE SHEET (ITEM 1)

                                               JUNE 30
                                                2004
                                             ------------
                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                $  3,791,500
    Accounts receivable                         3,144,749
    Inventories                                 1,008,682
    Refundable income taxes                       618,128
    Prepaid expenses and other                     43,749
                                             ------------
        Total current assets                    8,606,808
PROPERTY, PLANT AND EQUIPMENT:
    Land, buildings and improvements              177,238
    Machinery and equipment                       383,696
                                             ------------
        Total property, plant and equipment       560,934
    Less accumulated depreciation                 (18,000)
                                             ------------
        Property, plant and equipment-net         542,934
ASSETS TO BE DISPOSED OF, NET                     568,583
OTHER ASSETS                                      617,740
                                             ------------
TOTAL                                        $ 10,336,065
                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                         $  3,589,160
    Accrued expenses                              540,988
    Note Payable, Bank, Net                     2,593,527
                                             ------------
        Total current liabilities               6,723,675

DEFERRED INCOME TAXES                                   0
LONG-TERM DEBT                                          0
STOCKHOLDERS' EQUITY:
    Preferred stock                             1,756,146
    Common stock                                   30,901
    Additional paid-in capital                 11,582,849
    Retained earnings                          (7,472,336)
    Treasury stock                             (2,285,170)
                                             ------------
        Total stockholders' equity              3,612,390
                                             ------------
TOTAL                                        $ 10,336,065
                                             ============

(Item 1) - Assumes receipt of proceeds as of June 30, 2004 from the issuance of 30,000 shares of Series A Preferred Stock at $100 per Share, which were issued on July 28, 2004.

INFLATION

Management believes inflation has not had a material effect on the Company's operation or on its financial position. However, expected supplier price increases that average approximately 8% may have a material effect on the Company's operations and financial position in the remainder of 2004, if the Company is unable to pass through those increases under its present contracts.

FOREIGN CURRENCY TRANSACTIONS

All of the Company's foreign transactions are negotiated, invoiced and paid in United States dollars.

RISK FACTORS AFFECTING BUSINESS AND RESULTS OF OPERATIONS

This report, as well as our other reports filed with the SEC, our press releases, and other communications contain forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. These forward-looking statements are based largely on our expectations and, like any other business, are subject to a number of risks and uncertainties, many of which are beyond our control. The risks include those stated in the section entitled "Risk Factors Affecting Business and Results of Operations" in Item 7 of our Annual Report on Form 10-K and economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report, our Annual Report on Form 10-K and the other documents we have filed with the Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate, and our actual results may differ materially from the forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures and internal control over financial reporting (as defined in Rules 13a-15(e) 15d-15(e), 13a-15(f), and 15d-15(f) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

(B) CHANGES IN INTERNAL CONTROLS. There was no change in the Company's internal control over financial reporting during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

              4.1       Specimen Common Stock Certificate

              10.29 Employment Agreement dated July 28, 2004 between Company and Jim Mayer.

              10.30 Employment Agreement dated July 28, 2004 between Company and Joe Turek.

              10.31 Employment Agreement dated May 1, 2004 between Company and Robert Duke.

              10.32 Subscription Agreement dated June 28, 2004 between Company and Mercator Advisory Group.

              10.33 Stock Registration Rights Agreement dated June 28, 2004 between Company and Mercator Advisory Group.

              10.34 Nonstatutory Stock Option Agreement dated July 28, 2004 between Company and Jim Mayer.

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

     (b) Reports on Form 8-K


              (1) A current report on Form 8-K was filed on April 21, 2004 under item 4 relating to changes in Certifying Accountant from Grant Thornton, LLP to McGladrey & Pullen, LLP.

              (2) A revised current report on Form 8-K(a) was filed on May 12, 2004 under item 4 relating to changes in Certifying Accountant from Grant Thornton, LLP to McGladrey & Pullen, LLP that expands the discussion of certain periods covered under the original Report.

              (3) A current report on Form 8-K was filed on May 14, 2004 under item 5 regarding the appointment of Jim Mayer as the Chief Financial and Administrative Officer of the Company effective May 1, 2004.

              (4) A current report on Form 8-K was filed on May 19, 2004 under item 5 reporting the filing of the Company's Form 10-QSB for the fiscal quarter ended March 31, 2004 and announcing that the Company had received notice of the determination by the Staff of NASDAQ that its Common Stock would be delisted from trading on the NASDAQ SmallCap Market if the Company could not present an acceptable plan for compliance with the applicable listing standards.

              (5) A current report on Form 8-K was filed on June 22, 2004 under item 5 regarding the Company's report that its Board of Directors had approved a $3 Million Preferred Stock transaction with private investor: Mercator Advisory Group, LLC and its affiliated funds and the Company's report of its hearing June 18, 2004 before a NASDAQ Listing Qualifications Panel to appeal the NASDAQ Staff's de-listing determination.

              (6) A current report on Form 8-K was filed on July 1, 2004 under item 5 to report that the Company has closed a new working capital financing facility with Silicon Valley Bank.

              [7] A current report on Form 8-K was filed on August 2, 2004 under item 5 to report the results of the Company's shareholder meeting held on July 27, 2004, and the appointment of Jim Mayer as the Chief Executive Officer of the Company.

                                    SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    M~WAVE,INC.

Date: August 13, 2004                               /s/  JIM MAYER
                                                    ----------------------------
                                                         Jim Mayer
                                                         Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.                          DESCRIPTION                               LOCATION
-------   -----------------------------------------------------------  --------------
  2.1     Exchange Agreement, dated as of January 31, 1992, among
          Poly Circuits, Inc., Joel S. Dryer, Joseph A. Turek and the
          Company                                                           (1)

  3.1     Certificate of Incorporation of the Company                       (1)

  3.2     Bylaws of the Company                                             (1)

  4.1     Specimen Common Stock Certificate                            Filed Herewith

 10.1     Amended and restated M~Wave, Inc. 1992 Stock Option Plan          (2)

 10.2     Construction Loan Note, dated January 10, 1996, by and
          among the Company, P C Dynamics and American National Bank
          and Trust Company.                                                (2)

 10.3     Stock Purchase Agreement dated December 18, 1998 by and
          between the Company and First Chicago Equity Corporation.         (3)

 10.4     Stock Purchase Agreement dated December 18, 1998 by and
          between the Company and Cross Creek Partners II.                  (3)

 10.5     Warrant dated December 18, 1998 issued to First Chicago
          Equity                                                            (3)

 10.6     Warrant dated December 18, 1998 issued to Cross Creek
          Partners II                                                       (3)

 10.7     Employment Agreement dated January 29, 2001 between the
          Company and Joseph A. Turek                                       (4)

 10.8     Employment Agreement dated January 29, 2001 between the
          Company and Paul H. Schmitt                                       (4)

 10.9     Loan Agreement dated July 1, 2001 between the Illinois
          Development Finance Authority and the Company                     (5)

 10.10    Forbearance Agreement dated November 8, 2002 between the
          Company and Bank One, N.A., formerly known as American
          National Bank & Trust Company of Chicago                          (6)

 10.11    Forbearance Agreement dated March 31, 2003 between the
          Company and Bank One, N.A., formerly known as American
          National Bank & Trust Company of Chicago                          (7)

 10.12    Employment Agreement dated January 7, 2003 between the
          Company and Robert O'Connell                                      (7)

 10.13    Employment Agreement dated January 29, 2003 between
          Company and Paul H. Schmitt                                       (7)

 10.14    Credit Agreement dated October 1, 2003 between Bank One,
          NA, the Company and Poly Circuits, Inc.                           (8)

 10.15    Consulting Agreement, dated September 1, 2003, between the
          Company and Credit Support International, LLC.                    (8)

 10.16    2003 Stock Incentive Plan                                         (8)

 10.17    Asset Purchase and Sale Agreement dated February 3, 2004 by
          and between the Company, Poly Circuits and M-Wave, L.L.C.         (8)

 10.18    Agreement for Strategic Operating Alliance dated February
          3, 2004 by and between the Company and American Standard
          Circuits, Inc.                                                    (8)

 10.19    Bill of Sale dated February 3, 2004 by and between Poly
          Circuits and AM-Wave, L.L.C.                                      (8)

 10.20    Real Estate Sales Contract dated February 3, 2004 by and
          between the Company and AMI Partners, L.L.C.                      (8)

 10.21    Limited Liability Company Operating Agreement of AM-Wave,
          L.L.C. dated February 3, 2004 by and between Poly Circuits
          and American Standard Circuits, Inc.                              (8)

 10.22    Warranty Deed dated February 3, 2004 by and between the
          Company and AMI Partners, L.L.C.                                  (8)

 10.23    Industrial Lease Agreement dated February 3, 2004 by and
          between the Company and AMI-Partners, LLC                         (8)

 10.24    Warrant to Purchase Stock dated March 31, 2004 by and
          between the Company and Silicon Valley Bank                       (8)

 10.25    Accounts Receivable Financing Agreement dated March 31,
          2004 by and between the Company and Silicon Valley Bank           (8)

 10.26    Intellectual Property Security Agreement dated March 31,
          2004 by and between the Company and Silicon Valley Bank           (8)

 10.27    Amendment to Consulting Agreement, dated as of May 1, 2004,
          between the Company and Credit Support International. LLC         (9)

 10.28    Letter Agreement with Paul Schmitt dated May 1, 2004              (9)

 10.29    Employment Agreement dated July 28, 2004 between Company
          and Jim Mayer                                                Filed Herewith

 10.30    Employment Agreement dated July 28, 2004 between Company
          and Joe Turek                                                Filed Herewith

 10.31    Employment Agreement dated May 1, 2004 between Company and
          Robert Duke                                                  Filed Herewith

 10.32    Subscription Agreement dated June 28, 2004 between Company
          and Mercator Advisory Group                                  Filed Herewith

 10.33    Stock Registration Rights Agreement dated June 28, 2004
          between Company and Mercator Advisory Group                  Filed Herewith

 10.34    Nonstatutory Stock Option Agreement dated July 28, 2004
          between Company and Jim Mayer                                Filed Herewith

 31.1     Certification of the CEO Pursuant to Section 302 of the
          Sarbanes-Oxley Act.                                          Filed Herewith

 31.2     Certification of the CFO Pursuant to Section 302 of the
          Sarbanes-Oxley Act.                                          Filed Herewith

 32.1     Certification pursuant to 18 U.S.C. Section 135O, as
          adopted pursuant to Section 906 of the Sarbanes-Oxley Act
          of 2002.                                                     Filed Herewith

 32.2     Certification pursuant to 18 U.S.C. Section 135O, as
          adopted pursuant to Section 906 of the Sarbanes-Oxley Act
          of 2002.                                                     Filed Herewith

(1) Incorporated herein by reference to the applicable exhibit to Registrants Registration Statement on Form S-1 (Registration No. 33-45499)

(2) Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10-K for year ended December 31, 1995

(3) Incorporated herein by reference to the applicable exhibit report on Form 8-K dated December 18, 1998

(4) Incorporated herein by reference to the applicable exhibit report to the Registrant's quarterly report on form 10-Q for the quarter ended March 31, 2001

(5) Incorporated herein by reference to the applicable exhibit report to the Registrant's quarterly report on form 10-Q for the quarter ended June 30, 2001

(6) Incorporated herein by reference to the applicable exhibit report to the Registrant's quarterly report on form 10-Q for the quarter ended September 30, 2002

(7) Incorporated herein by reference to the applicable exhibit report to the Registrant's annual report on form 10-K for the year ended December 31, 2002

(8) Incorporated herein by reference to the applicable exhibit report to the Registrant's annual report on form 10-K for the year ended December 31, 2003

(9) Incorporated herein by reference to the applicable exhibit report to the Registrant's quarterly report on form 10-QSB for the quarter ended March 31, 2004