Form 10QSB
period 2004-09-30
M WAVE INC
filed 2004-11-12
CIK 883842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission file number 0-19944

M~WAVE, INC.

(Exact name of Registrant as Specified in its Charter)

DELAWARE	36-3809819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

475 Industrial Drive, West Chicago, Illinois	60185
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (630) 562-5550

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒ YES     ☐ NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined by rule 12b-6 of the Act)

☐ YES     ☒ NO

The registrant has 4,750,566 shares of common stock outstanding at September 30, 2004.

Part I – Financial Information
Item 1: Financial Statements

M~Wave, Inc. CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash	$ 1,371,537	$249,343
Accounts receivable, net	2,203,343	2,351,027
Inventories, net	1,300,613	587,179
Refundable income taxes	615,015	685,418
Prepaid expenses and other assets	79,818	21,499
Total current assets	5,570,326	3,894,466
PROPERTY, PLANT AND EQUIPMENT:
Land, buildings and improvements	0	2,745,939
Machinery and equipment	360,770	1,928,600
Total property, plant and equipment	360,770	4,674,539
Less accumulated depreciation	23,564	85,715
Property, plant and equipment - net	337,206	4,588,824
Land, building and improvements held for sale and idle	745,821	0
Investment in AM-Wave, LLC	314,280	0
TOTAL	$ 6,967,633	$ 8,483,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,940,050	$ 4,364,888
Accrued expenses	438,999	1,039,282
Note payable, bank, net	1,618,652	0
Current portion of long-term debt	0	2,457,073
Total current liabilities	3,997,701	7,861,243

STOCKHOLDERS' EQUITY:
Preferred stock, $100 par value; authorized, 30,000 shares; 27,000 shares issued on September 30, 2004 and 0 on December 31, 2003	1,487,444	0
Common stock, $.005 par value; authorized 10,000,000 shares; issued December 31, 2003: 6,179,112 shares, September 30, 2004: 6,486,381 shares	32,432	30,895
Additional paid-in capital	11,631,990	8,439,072
Accumulated deficit	(7,896,764)	(5,562,750)
Treasury stock, at cost 1,735,815 shares	(2,285,170)	(2,285,170)
Total stockholders' equity	2,969,932	622,047
TOTAL	$ 6,967,633	$ 8,483,290

See notes to unaudited consolidated financial statements.

M~WAVE, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,
	2004	2003
NET SALES	$ 4,062,678	$ 3,518,178
COST OF GOODS SOLD	3,322,110	3,614,003
Gross profit (loss)	740,568	(95,825)

OPERATING EXPENSES:
General and administrative	759,858	513,975
Selling and marketing	356,114	283,730
Impairment loss recognized on land and building	0	2,274,500
Impairment loss recognized on investment in AM-Wave, LLC	431,899	0
Stock compensation	58,469	0
Total operating expenses	1,606,340	3,072,205

Operating (Loss)	(865,772)	(3,168,030)

OTHER INCOME (EXPENSE):
Interest income	1,462	48,396
Interest expense	(58,010)	52,840)
Gain on sale of assets	0	16,682
Trade debt forgiveness	271,394	206,089
Total other income, net	214,846	218,327

(LOSS) BEFORE INCOME TAXES	(650,926)	(2,949,703)

Income tax expense	0	131,672

NET (LOSS)	$ (650,926)	$ (3,081,375)

Preferred Stock Dividends	(1,827,300)	0

NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (2,478,226)	$ (3,081,375)

Weighted average shares outstanding	4,544,266	4,443,294

BASIC AND DILUTED (LOSS) PER SHARE	$ (0.55)	$ (0.69)

See notes to unaudited consolidated financial statements.

M~WAVE, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Nine months ended September 30,
	2004	2003
NET SALES	$ 13,570,974	$ 10,864,273

COST OF GOODS SOLD	11,173,190	12,885,354
Gross profit (loss)	2,397,764	(2,021,081)

OPERATING EXPENSES:
General and administrative	1,630,263	1,856,848
Selling and marketing	997,126	1,027,542
Impairment loss recognized on land and building	0	7,452,235
Impairment loss recognized on investment in AM-Wave, LLC	591,359	0
Stock compensation	206,578	0

Total operating expenses	3,425,326	10,336,625

Operating (Loss)	(1,027,562)	(12,357,706)

OTHER INCOME (EXPENSE):
Interest income	42,025	134,053
Interest expense	(119,276)	(148,478)
Gain on sale of assets	0	33,682
Trade debt forgiveness	710,777	206,089

Total other income, net	633,526	225,346

(LOSS) BEFORE INCOME TAXES	(394,036)	(12,132,360)

Income tax expense (benefit)	112,678	(756,661)

NET (LOSS)	$ (506,714)	$(11,375,699)

Preferred Stock Dividends	(1,827,300)	0

NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (2,334,014)	$ (11,375,699)

Weighted average shares outstanding	4,477,647	4,443,294

BASIC AND DILUTED (LOSS) PER SHARE	$ (0.52)	$ (2.56)

See notes to unaudited consolidated financial statements.

M~WAVE, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(506,714)	$ (11,375,699)
Adjustments to reconcile net loss to net cash flows Provided by/(used in) operating activities:
Gain on disposal of property, plant, and equipment	0	(33,682)
Depreciation and amortization	27,564	506,600
Amortization on discount of note payable, bank	12,138	0
Trade debt forgiveness	710,777	0
Impairment loss recognized on land and building	0	7,452,235
Impairment loss recognized on investment in AM-Wave, LLC	591,359	0
Deferred income taxes	0	131,672
Stock compensation recognized on options and warrants	206,578	0
Changes in assets and liabilities:
Accounts receivable	147,684	(625,192)
Inventories	(713,434)	921,685
Prepaid expenses and other assets	(58,319)	14,271
Restricted cash	0	348,731
Accounts payable	(3,135,615)	871,326
Accrued expenses	(600,283)	(303,718)
Income taxes	70,403	3,623,391
Net cash flows (used in) provided by operating activities	(3,247,862)	1,531,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(69,370)	(53,661)
Proceeds from sale of land, building and equipment, net of disposal costs	2,641,964	33,682
Net cash flows provided by (used in) investing activities	2,572,594	(19,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	920	0
Net borrowings on note payable, bank	1,703,615	0
Repayment of long-term debt	(2,457,073)	(2,235,431)
Proceeds from Preferred Stock Issuance	2,550,000	0
Net cash flows provided by (used in) financing activities	1,797,462	(2,235,431)

NET INCREASE/(DECREASE) IN CASH	1,122,194	(723,790)
CASH:
Beginning of period	249,343	1,514,509
End of period	$ 1,371,537	$ 790,719

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Contribution of equipment for investment in AM-Wave, LLC	$777,200	$0
Stock options issued in connection with consulting agreement	91,195	0
Stock warrants issued in connection with SOA agreement	115,383	0
Stock warrants issued in connection with bank financing agreement	97,100	0
Stock warrants issued in connection with preferred stock offering	897,286	0

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

Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

2.   Business

The Company

M~Wave, Inc. is a value-added service provider of high performance printed circuit boards used in a variety of digital and high frequency communications applications for a variety of telecommunications and industrial electronics applications. M~Wave satisfies its customers’ requirements for telecommunications commercial and industrial electronics printed circuit boards, either rigid, flexible or bonded, by directly booking orders, supervising and inspecting outsourced manufacture of such boards through its global base of production partners located in China and Southeast Asia, and, domestically, through American Standard Circuits, Inc. (ASC) or other pre-screened production partners.

This business model is referred to as Virtual Manufacturing. Through Virtual Manufacturing we contractually supply a wide range of printed circuit board needs of our customers, creating a “pipeline” between those customers and production that covers early prototypes and pilot production, directly into mass production, offering one seamless source.  The Company delivers products when the customer needs them through consignment inventory control, demand-pull, just in time, in plant storehouses, supplier or vendor managed inventory and other supply-chain programs.

The Company began Virtual Manufacturing during 2000 by developing subcontracting relationships with predominately Asian global manufacturers, from its base in Singapore.  The relationship with ASC extends this approach domestically to replace our former actual manufacturing activities.  In virtual manufacturing, we assume many of the pre-production and post-production services of a manufacturer, while outsourcing the physical processes either adjunct to our personnel or in relatively close proximity to assure the highest quality fulfillment.

Our manufacturing partners maintain most certifications for quality, environmental and safety, including ISO, QS, UL, CE and others.  Both the Company and its manufacturing partners have a reputation for timely order-fill of products that are competitively priced, from modern plants operating with high standards of worker and environmental safety both within and without the United States.

The Company markets its products through regional sales managers supported by independent sales organizations.  The Company’s base of approximately 100 customers represents a sophisticated group of purchasers.

3. Property & Equipment Transactions

On February 3, 2004, the West Chicago facility was sold to an ASC affiliate and the equipment at that location was sold to a limited liability company (Am-Wave, LLC) controlled by ASC in which Company is the minority member.  The Company does have a preferred and secured liquidation preference in the assets of that limited liability company.  The Company has undertaken no financial obligations relevant to its financial condition with regard to Am-Wave, LLC.

The Company sold its West Chicago plant to the affiliate of ASC for a cash price of approximately $2,000,000.  ASC has leased the manufacturing portion of that plant from Am-Wave, LLC to enable it to manufacture as required under the SOA.

The Company leased a portion of the West Chicago facility to maintain its offices from which it operates its domestic and international Virtual Manufacturing, supply chain management, and consulting businesses in close proximity to the domestic manufacturing being performed for its customers by ASC.

The Company sold and transferred the major portion of its manufacturing equipment at the West Chicago facility to Am-Wave, LLC for total consideration of $1,577,200.  The Company received cash of $800,000 and a 20% preferred and secured ownership interest in Am-Wave, LLC.  ASC is the other member of Am-Wave, LLC and has leased the use of the equipment from it.

On approximately February 3, 2004, the Company retired its debt of approximately $2,422,000 with Bank One, N. A. with the proceeds from the transactions with ASC and Am-Wave, LLC.

The Company also has continued its efforts to sell its prior plant and improvements located in Bensenville, Illinois.  The assets being held for sale include separate parcels of land and buildings, both located in Bensenville, and  carried at an approximate fair market value of $746,000.

4. Inventories

Inventory is carried at the lower of cost (first-in, first-out) or market.  Substantially all the Company’s inventories are in finished goods held for sales to customers supported by annual forecasts, firm purchase orders or contracts.

5. Debt

On June 28, 2004, the Company paid off its accounts receivable purchase facility with Silicon Valley Bank with the proceeds of a new $4.5 million, two-year revolving credit line with the Bank, secured by all assets of the Company, including its accounts receivable and inventory. The effective rate of interest, including fees, was approximately 13.55% under the old accounts receivable purchase facility; the new revolving credit line has an effective rate of interest, including fees, of approximately 8%. Under the facility, the Company may draw up to 85% of its eligible accounts receivable under 90 days aged, and up to $750,000 of finished goods inventory, so long as that inventory represents 33% or less of the total advanced at any one time and the total loan does not exceed $4.5 million.

In connection with the financing, the Company issued 7-year warrants to the Bank for the purchase of 85,000 shares of the Company’s common stock at $1.51 per share, which vest ratably over twenty-four months.  The warrants’ fair value is estimated at  $97,100 under the Black-Scholes Option Pricing model.  Amortization of the warrants will be recorded according to monthly vesting as an increase to note payable and recognized as interest expense over the vesting period, which commenced in July 2004.

6. Equity

On July 28, 2004, M-Wave issued 30,000 shares of the Company’s newly designated Series A Preferred Stock to Mercator Momentum Fund LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund Ltd. through Mercator Advisory Group LLC (“Mercator”) for $100 per share, or an aggregate of $3 million. The transaction provided M-Wave approximately $2.55 million, net of estimated fees and expenses.  The Preferred Stock is convertible into approximately 3,061,000 shares of Common Stock, the Common Stock equal to 85% of the market price of our common stock at the time of the conversion; provided that in no event shall the conversion price be less than $0.98 per share or greater than $1.15 per share.

The Preferred Stock is nonvoting, bears no dividend, and has a sole preference of priority at par in liquidation over our common stock and any prior or subsequent series of preferred stock.  During the third quarter, the Mercator entities converted 3,000 Preferred shares into approximately 306,000 shares of Common Stock.  The conversion resulted in an equity reclassification between Preferred Stock and additional paid in capital of approximately $164,000.  As of September 30, 2004, the Mercator entities still held 27,000 shares of Preferred Stock.

As part of the transaction, the Company issued three-year warrants to purchase an aggregate of 1,530,000 shares of Common Stock to the three purchasers of the Series A Preferred Stock and to Mercator Advisory Group, LLC.  The warrants were allocated among the designated recipients by Mercator Advisory Group, LLC, on the closing date of the sale of the Series A Preferred Stock, and are exercisable for three years at an exercise price of $1.27. The fair value of the warrants were estimated to be $897,286 under the Black-Scholes Option Pricing Model and are reflected in the statement of stockholders’ equity as an increase to additional paid in capital.

The preferred stock offering contains a beneficial conversion feature since the conversion price of the common stock is to be 85% of the fair value of the stock at the time the transaction consummated.  The fair value of the beneficial conversion feature was estimated to be approximately $1.8 million under the Black-Scholes Option Pricing Model and was recorded as a preferred stock dividend in the statement of operations and an equivalent increase to the accumulated deficit during the third quarter.  This was valued in accordance with EITF 00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments).  This expense recognition is a one-time charge, and resulted in a decrease to basic and diluted earnings per common share in the third quarter, but will have no effect on total Stockholders’ Equity.

7. Litigation

The Company is not a party to any litigation whose outcome will have a material adverse effect on the financial position or results of operations of the Company.

8. Impairment of Long-Lived Assets to be Held and Used

The Company recorded an impairment loss of approximately $591,000 in the first nine months of 2004.  The charge was recorded to adjust the carrying value of the investment in AM-Wave, LLC to its estimated net realizable value.  Under the agreement with ASC and AM-Wave, LLC, the Company contributed equipment valued at approximately $1,577,000 and retained a 20% equity interest in that equipment.  The impairment charges booked were to re-value the investment to its mathematical carrying percentage of 20%, as opposed to the investment originally being booked higher as preference item liquidation.

The Company currently carries on its books building and land located in Bensenville, Illinois, its former location of operations.  The Company moved its operations to West Chicago in 2002, and continues to seek a buyer for both the land and the building, which are on separate parcels.  The current carrying value is approximately $745,000 and is estimated based upon the expected proceeds once the building is sold.  The Company will continue to re-evaluate this valuation at each reporting period.

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

9. Stock-Based Compensation

Stock-based employee compensation, including stock options, for the nine months ended September 30, 2004 and 2003 was accounted for under the intrinsic value-based method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Therefore, no compensation expense was recognized for those stock options that had no intrinsic value on the date of grant.

The Company recorded stock compensation expense in the first nine months of 2004 of $91,195 relating to warrants issued to Jim Mayer in connection with a consulting agreement between the Company, Jim Mayer, and Credit Support International LLC.  The warrants have an exercise price of $.67 per share, are valued at $91,195 under the Black-Scholes Option Pricing Model, and vest ratably over a period of 12 months.   The warrants are recorded ratably as an increase to additional paid-in capital and recognized as stock compensation expense over the vesting period.

The Company issued 5-year warrants to Gordhan Patel, owner of ASC, for the purchase of 500,000 shares of the Company’s common stock at $1.35 per share, which vest ratably over the two-year agreement with ASC and Am-Wave, LLC, or upon an earlier sale of the Company.  The warrants are valued at $346,141 under the Black-Scholes Option Pricing Model, and will be recorded ratably as an increase to additional paid-in capital and recognized as stock compensation expense over the vesting period. Accordingly, the Company recorded stock compensation expense in the first nine months of 2004 of $115,000 and expects to record approximately $43,000 in the fourth quarter of 2004.

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 net loss would have increased, resulting in pro forma net loss and loss per share as presented below:

	Nine Months Ended September 30, 2004
	2003		2004
	3 Months	9 Months	3 Months	9 Months
Net loss , as reported	$(3,081,375)	$(11,375,699)	$(2,478,226)	$(2,334,014)
Deduct: Stock-based employee compensation expense, net of related tax effects, determined under fair-value method for all awards	$(42,262)	$(191,568)	$(246,544)	$(379,192)

Pro forma net loss	$(3,123,637)	$(11,567,267)	$(2,724,770)	$(2,713,206)

Loss per share, as reported
Basic and Diluted	$(0.69)	$(2.56)	$(0.55)	$(0.52)

Pro forma loss per share
Basic and Diluted	$(0.70)	$(2.60)	$(0.60)	$(0.61)

10. Vendor Forgiveness

Beginning in 2003, the Company entered into agreements with several suppliers to pay trade balances owed.  Under terms of the vendor settlement agreements, the Company pays, immediately following the signing of each agreement, 50% of the vendor balances that are under $10,000. It pays trade balances in excess of $10,000 to vendors at 60% of the principal balance, payable in two payments staggered 60 days apart. The vendors then forgive one-half of the balance of such trade debt upon receipt of each partial payment. As of September 30, 2004, the Company has entered into vendor settlement agreements with vendors holding approximately $3.1 million of trade debt. Through September 30, 2004, the Company has recognized a cumulative gain on the forgiveness of trade debt relating to settlements with vendors of approximately $1,398,000, of which approximately $711,000 was recorded during 2004.  The Company expects to resolve the balance of debt forgiveness during the fourth quarter of 2004.

11. Taxes

Management believes that the Company has adequate net operating loss carry forwards available that, if utilized, would offset any taxable income generated by the Company throughout the remainder of 2004.  The Company’s tax credit for 2004 is limited to expect tax refunds of approximately $615,000 to be received in 2004.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Significant Events

In the fiscal quarter ended September 30, 2004 M~Wave, Inc. (“M~Wave” or the “Company”) focused attention on financing matters and maintaining the listing of its common stock on the NASDAQ Small Cap Market.

On May 14, 2004 M-Wave received a NASDAQ Staff Determination indicating it failed to satisfy the stockholder's equity, earnings or market value of publicly held shares requirements for continued listing on the NASDAQ Small Cap Market under NASDAQ Marketplace Rule 4310(c)(2)(B), and that its common stock was therefore subject to de-listing from that Market unless it is able to comply with one of those requirements. The Company appealed the Staff's Determination and requested that a NASDAQ Listing Qualifications Panel reverse that Determination, in accordance with NASDAQ rules. A hearing was held in June 18, 2004 and the Company presented evidence that, subject to shareholder approval  (as required by NASDAQ rules) it would complete a private equity offering, and would maintain the required net worth, that would place it in compliance with the listing requirements for stockholder’s equity in excess of $2.5 million.

On July 28, 2004, M-Wave closed an equity financing agreement with the Mercator Advisory Group.  The Company issued 30,000 shares of the Company’s newly designated Series A Preferred Stock to Mercator Momentum Fund LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund Ltd. through Mercator Advisory Group LLC (“Mercator”) for $100 per share, or an aggregate of $3 million. The transaction provided M-Wave approximately $2.55 million, net of estimated fees and expenses.  The Preferred Stock is convertible into approximately 3,061,000 shares of Common Stock, the Common Stock equal to 85% of the market price of our common stock at the time of the conversion; provided that in no event shall the conversion price be less than $0.98 per share or greater than $1.15 per share.

The Preferred Stock is nonvoting, bears no dividend, and has a sole preference of priority at par in liquidation over our Common Stock, and any prior or subsequent series of preferred stock.  During the third quarter, the Mercator entities converted 3,000 Preferred shares into approximately 306,000 shares of Common Stock.  The conversion resulted in an equity reclassification between Preferred Stock and additional paid in capital of approximately $164,000.  As of September 30, 2004, the Mercator entities still held 27,000 shares of Preferred Stock.

As part of the transaction, the Company also issued three-year warrants to purchase an aggregate of 1,530,000 shares of Common Stock at $1.27 per share to the three purchasers of the Series A Preferred Stock and to Mercator Advisory Group, LLC.  The fair value of the warrants were estimated to be $897,286 under the Black-Scholes Option Pricing Model, and are reflected in the statement of stockholders’ equity as an increase to additional paid in capital.  The proceeds, in part, will be utilized to support inorganic growth by acquisition of smaller PCB producers’ customer relationships, marketing and customer service functions, improvement of operating systems and general working capital.

The preferred stock offering contains a beneficial conversion feature, since the conversion price of the common stock is to be 85% of the fair value of the stock at the time the transaction consummated.  The fair value of the beneficial conversion feature was estimated to be approximately $1.8 million under the Black-Scholes Option Pricing Model and was recorded as a preferred stock dividend in the statement of income and an equivalent increase to the accumulated defecit during the third quarter.  This was valued in accordance with EITF 00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments).  This expense recognition is a one-time charge, and resulted in a decrease to basic and diluted earnings per common share in the third quarter, but will have no effect on total Stockholders’ Equity.

On August 26, 2006 the Company received formal notice from the Nasdaq Listing Qualifications Panel that it has “evidenced requirements for continued listing on the Nasdaq SmallCap Market.”

Net Sales

Net sales were approximately $4,063,000 for the quarter ended September 30, 2004, an increase of approximately $545,000 or 15% above the third quarter of 2003.  The increase in sales is directly related to radio frequency microwave (“RF”) sales during the third quarter.

The third quarter saw a shift in mix between our digital and RF segments, as compared to the earlier part of 2004.  Generally, RF product is produced domestically, while our Asian partners supply digital products covering a wide range of products and processes.  During the third quarter, the Company experienced a shift in mix to the digital side of our business as some of our major RF customers delayed orders in response to the sluggish telecom industry.

Sales within our RF segment were approximately $2,200,000 during the third quarter of 2004, an increase of 43%, or approximately $665,000 above the third quarter of 2003.  However, the third quarter represented a drop of approximately $1,000,000 in RF sales compared to the second quarter of 2004, as customers began to delay their orders.  Sales within the RF segment are attributable to five main customers, which represented 92% of third quarter sales in this segment.

Sales within our digital segment were approximately $1,860,000 during the third quarter of 2004, a decrease of 5%, or approximately $100,000 below the third quarter of 2003.  The third quarter represented a drop of approximately $900,000 in Digital sales from the second quarter of 2004, as customers in this segment also began to delay their orders due to the sluggish telecom industry.  Sales within the digital segment are attributable to five key customers, which represented 60% of third quarter sales in this segment.

Gross Profit (Loss) and Cost of Goods Sold

The Company’s gross profit for the third quarter of 2004 was approximately $741,000, or 18%, compared to a gross loss of approximately $96,000, or 3%, for the third quarter of 2003.    The shift in mix from RF to digital improved the Company’s gross profit during the third quarter of 2004, compared to the third quarter of 2003, as RF product typically has lower margins when compared to digital product.

Operating Expenses

General and administrative expenses were approximately $760,000 or 18.7% of net sales in the third quarter of 2004 compared to approximately $514,000 or 14.6% of net sales in the third quarter of 2003, an increase of approximately $246,000.

Expenses related to our agreement with ASC and Am-Wave, LLC increased approximately $192,000 during the third quarter of 2004, and were $0 in the third quarter of 2003.  The costs relate to the Company’s underwriting of expenses on the building and equipment, including maintenance of equipment owned by ASC and Am-Wave LLC, but considered outsourcing expenses to secure exclusivity in the production process by M-Wave.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the third quarter of 2003, payroll related expenses increased approximately $27,000.    Professional services, which include legal, auditing, and consulting fees increased approximately $8,000. Other expenses such as travel, telephone, information technology, taxes, etc. increased approximately $19,000 during the third quarter of 2004.

Selling and marketing expenses were approximately $356,000 or 9% of net sales in the third quarter of 2004 compared to approximately $284,000 or 8% of net sales in the third quarter of 2003. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the third quarter of 2003, commissions paid to independent sales organizations increased approximately $36,000, payroll-related expenses decreased approximately $10,000 with the reduction of regional sales managers in the third quarter of 2004, and travel expenses decreased approximately $6,000 in the third quarter of 2004.

The Company recorded an impairment loss of approximately $432,000 in the third quarter of 2004.  The charge was recorded to adjust the carrying value of the investment in AM-Wave, LLC to its estimated net realizable value.  During the third quarter of 2003, the Company recorded impairment losses on real estate and equipment of approximately $2,275,000.

The Company recorded stock compensation expense in the third quarter of 2004 of approximately $58,000.  The Company recorded no stock compensation expense in the third quarter of 2003.

Operating Loss

Operating loss was approximately $866,000 in the third quarter of 2004 compared to an operating loss of approximately $3,168,000 in the third quarter of 2003. The changes in operating loss reflect primarily the changes in gross profit, impairment losses, stock compensation, and other operating expenses as discussed above, which can be summarized approximately as follows:

Increase in gross margin	836,000
Decrease in impairment losses	1,843,000
Increase in stock compensation	(58,000)
Increase in other operating expenses	(319,000)

Decrease in operating loss	$2,302,000

Interest Income

Interest income from short-term investments was approximately $1,000 in the third quarter of 2004 compared to approximately $48,000 in the third quarter of 2003.

Interest Expense

Interest expense, primarily related to the retired Industrial Revenue Bond administrated by Bank One, was approximately $53,000 in the third quarter of 2003.  Interest expense in the third quarter of 2004 was approximately $58,000, related to financing with Silicon Valley Bank.

Other Income

Other income of approximately $271,000 in the third quarter of 2004 primarily related to forgiveness of trade debt as the Company entered into settlement agreements with certain vendors.  The Company recorded approximately $206,000 related to trade debt forgiveness in the third quarter of 2003.

Income Taxes

During the third quarter of 2004, the Company recorded no income tax expense.  The Company recorded income tax expense of approximately $132,000 during the third quarter of 2003.

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Significant Events

In the fiscal quarter ended September 30, 2004 M~Wave, Inc. (“M~Wave” or the “Company”) focused attention on financing matters and maintaining the listing of its common stock on the NASDAQ Small Cap Market

On May 14, 2004 M-Wave received a NASDAQ Staff Determination indicating it failed to satisfy the stockholder's equity, earnings or market value of publicly held shares requirements for continued listing on the NASDAQ Small Cap Market under NASDAQ Marketplace Rule 4310(c)(2)(B), and that its common stock was therefore subject to de-listing from that Market unless it is able to comply with one of those requirements. The Company appealed the Staff's Determination and requested that a NASDAQ Listing Qualifications Panel reverse that Determination, in accordance with NASDAQ rules. A hearing was held in June 18, 2004 and the Company presented evidence that, subject to shareholder approval  (as required by NASDAQ rules) it would complete a private equity offering, and would maintain the required net worth, that would place it in compliance with the listing requirements for stockholder’s equity in excess of $2.5 million.

On July 28, 2004, M-Wave closed an equity financing agreement with the Mercator Advisory Group.  The Company issued 30,000 shares of the Company’s newly designated Series A Preferred Stock to Mercator Momentum Fund LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund Ltd. through Mercator Advisory Group LLC (“Mercator”) for $100 per share, or an aggregate of $3 million. The transaction provided M-Wave approximately $2.55 million, net of estimated fees and expenses.  The Preferred Stock is convertible into approximately 3,061,000 shares of Common Stock, the Common Stock equal to 85% of the market price of our common stock at the time of the conversion; provided that in no event shall the conversion price be less than $0.98 per share or greater than $1.15 per share.

The Preferred Stock is nonvoting, bears no dividend, and has a sole preference of priority at par in liquidation over our Common Stock, and any prior or subsequent series of preferred stock.  During the third quarter, the Mercator entities converted 3,000 Preferred shares into approximately 306,000 shares of Common Stock.  The conversion resulted in an equity reclassification between Preferred Stock and additional paid in capital of approximately $164,000.  As of September 30, 2004, the Mercator entities still held 27,000 shares of Preferred Stock.

As part of the transaction, the Company also issued three-year warrants to purchase an aggregate of 1,530,000 shares of Common Stock at $1.27 per share to the three purchasers of the Series A Preferred Stock and to Mercator Advisory Group, LLC.  The fair value of the warrants were estimated to be $897,286 under the Black-Scholes Option Pricing Model, and are reflected in the statement of stockholders’ equity as an increase to additional paid in capital.  The proceeds, in part, will be utilized to support inorganic growth by acquisition of smaller PCB producers’ customer relationships, marketing and customer service functions, improvement of operating systems and general working capital.

The preferred stock offering contains a beneficial conversion feature, since the conversion price of the common stock is to be 85% of the fair value of the stock at the time the transaction consummated.  The fair value of the beneficial conversion feature was estimated to be approximately $1.8 million under the Black-Scholes Option Pricing Model and was recorded as a preferred stock dividend in the statement of income and an equivalent increase to the accumulated defecit during the third quarter.  This was valued in accordance with EITF 00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments).  This expense recognition is a one-time charge, and resulted in a decrease to basic and diluted earnings per common share in the third quarter, but will have no effect on total Stockholders’ Equity.

On August 26, 2006 the Company received formal notice from the Nasdaq Listing Qualifications Panel that it has “evidenced requirements for continued listing on the Nasdaq SmallCap Market.”

Net Sales

Net sales were approximately $13,571,000 for the nine months ended September 30, 2004, an increase of approximately $2,707,000, or 25% above the first nine months of 2003.  The increase in sales is directly related to “RF” wireless telecommunications sales that increased approximately $4,400,000 in the first nine months of 2004 while the Company’s digital business decreased approximately $1,700,000 in the first nine months of 2004.

Sales within our RF segment were approximately $7,300,000 during the first nine months of 2004, an increase of 155%, or approximately $4,440,000, above the first nine months of 2003.  While year to date sales within the RF segment are a significant improvement over prior year, the Company has begun to experience delays in orders from these customers due to the sluggish telecom industry.  The Company anticipates this trend to continue throughout the balance of the year.  Sales within the RF segment are attributable to five main customers, which represented approximately 90% of year to date sales in this segment.

Sales within our digital segment were approximately $6,270,000 during the first nine months of 2004, a decrease of 22%, or approximately $1,730,000 below the first nine months of 2003.  The Company anticipates revenues within this segment in the last quarter to be comparable with third quarter levels.  Sales within the digital segment are attributable to five key customers, which represented approximately 55% of year to date sales in this segment.

Gross Profit (Loss) and Cost of Goods Sold

The Company’s gross profit for the first nine months of 2004 was approximately $2,398,000, or 18%, compared to a gross loss of approximately $2,021,000, or 19% for the first nine months of 2003.    The shift in mix from RF to digital improved the Company’s gross profit during the third quarter, as RF typically has lower margins when compared to digital product.  It is anticipated that sales mix between digital and RF in the fourth quarter will be near third quarter levels.

Operating Expenses

General and administrative expenses were approximately $1,630,000 or 12% of net sales for the first nine months of 2004 compared to approximately $1,857,000 or 17% of net sales in the first nine months of 2003, a decrease of approximately $227,000. Expenses related to our agreement with ASC and Am-Wave, LLC increased approximately $426,000 during the first nine months of 2004, and were $0 in the first nine months of 2003.  The costs relate to the Company’s underwriting of expenses on the building and equipment, including maintenance of equipment owned by ASC and Am-Wave LLC, but considered outsourcing expenses to secure exclusivity in the production process by M-Wave.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses.  Payroll related expenses decreased approximately $215,000. Included in this figure is a one-time expense of approximately $106,000 related to a separation agreement between the Company and its former CFO.  Professional services, which include legal, auditing, and consulting fees, decreased approximately $17,000.  Included in this figure is a reduction of the Company’s legal expense by approximately $92,000, and a one-time consulting expense of approximately $61,000 related to CSI’s negotiation of a new bank financing agreement.  The Company also reduced its travel expense by approximately $45,000 during the first nine months of 2004.  Depreciation expense decreased approximately $43,000 in the first nine months of 2004.

Selling and marketing expenses were approximately $997,000 or 7% of net sales in the first nine months of 2004 compared to approximately $1,028,000 or 9% of net sales in the first nine months of 2003. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the nine months of 2003, commissions paid to independent sales organizations increased approximately $67,000 due to increased sales.  Payroll-related expenses decreased approximately $135,000 with the reduction of regional sales managers in the third quarter of 2003, and travel expenses decreased approximately $19,000 in the first nine months of 2004.

The Company recorded an impairment loss of approximately $591,000 in the first nine months of 2004.  The charge was recorded to adjust the carrying value of the investment in AM-Wave, LLC to its estimated net realizable value.  During the first nine months of 2003, the Company recorded impairment losses on real estate and equipment of approximately $7,452,000.

The Company recorded stock compensation expense in the first nine months of 2004 of approximately $206,000.  The Company recorded no stock compensation expense in the first nine months of 2003.

Operating Loss

Operating loss was approximately $1,028,000 in the first nine months of 2004 compared to an operating loss of approximately $12,358,000 in the first nine months of 2003. The changes in operating loss reflect primarily the changes in gross profit, impairment losses, stock compensation, and other operating expenses as discussed above, which can be summarized as follows:

Increase in gross margin	4,419,000
Decrease in impairment losses	6,861,000
Increase in stock compensation	(207,000)
Decrease in other operating expenses	257,000

Decrease in operating loss	$11,330,000

Interest Income

Interest income from short-term investments was approximately $42,000 in the first nine months of 2004 compared to approximately $134,000 in the first nine months of 2003.

Interest Expense

Interest expense, primarily related to the subsequently retired Industrial Revenue Bond involving Bank One, N.A. was approximately $148,000 in the first nine months of 2003.  The Company recorded interest expense in the first nine months of 2004 of approximately $119,000 related to its financing agreement with Silicon Valley Bank.

Other Income

Other income of approximately $711,000 in the first nine months of 2004 primarily relates to forgiveness of trade debt as the Company entered into settlement agreements with certain vendors.  The Company recorded approximately $206,000 of trade debt forgiveness in the first nine months of 2003.

Income Taxes

For the nine months ended September 30, 2004, the Company recorded an income tax provision of approximately $113,000, caused by an adjustment to its Net Operating Loss on its 2001 tax return.  The Company recorded a tax benefit of approximately $757,000 during the first nine months of 2003.

Liquidity and Capital Resources

Net cash used by operations was approximately $3,248,000 for the first nine months of 2004 compared to approximately $1,532,000 provided by operations for the first nine months of 2003.

Accounts receivable decreased approximately $148,000 due to reduced sales in the third quarter.  Inventories increased approximately $713,000.  Accounts payable decreased approximately $3,137,000 due to payments to vendors.

Capital expenditures were approximately $69,000 in the first nine months of 2004 compared to approximately $54,000 in the first nine months of 2003.  Included in current year expenses is the purchase of a new software package, Great Plains that is being developed as a distribution package.  It is estimated that the software will be fully implemented in early 2005.  Once the system is implemented, annual maintenance fees will be expensed on an ongoing basis.

Net cash provided by investing activities was approximately $2,573,000 for the first nine months of 2004, compared to approximately $20,000 used by investing activities for the first nine months of 2003.

Net cash provided by financing activities was approximately $1,797,000 for the first nine months of 2004, compared to approximately $2,235,000 used by financing activities for the first nine months of 2003.  Proceeds from the Mercator transaction provided approximately $2,550,000, and the Company’s current revolving line of credit was approximately $1,703,000 as of September 30, 2004.  The Company currently has no long-term debt outstanding.

Based upon the current level of operations and anticipated growth, management believes that future cash flows from operations, available revolving credit, receipt of tax refunds, proceeds from the sale of certain fixed assets, and vendor payable reductions will be adequate to meet its anticipated liquidity requirements through December 31, 2004, including the remaining payments due to its vendors under settlement arrangements for the payment of its delinquent third party vendor obligations.

Inflation

Management believes inflation has not had a material effect on the Company’s operation or on its financial position.  However, expected supplier price increases that average approximately 8% may have a material effect on the Company’s operations and financial position in the remainder of 2004, if the Company is unable to pass through those increases under its present contracts.

Foreign Currency Transactions

All of the Company’s foreign transactions are negotiated, invoiced and paid in United States dollars.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and the Company's Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures and internal control over financial reporting (as defined in Rules 13a-15(e) 15d-15(e), 13a-15(f), and 15d-15(f) under the Securities and Exchange Act of 1934, as amended).

Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective, in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

(b) Changes in internal controls. There was no change in the Company's internal control over financial reporting during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information

Item 1:  Legal proceedings

None

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, M-Wave issued 30,000 shares of the Company’s newly designated Series A Preferred Stock to Mercator Momentum Fund LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund Ltd. through Mercator Advisory Group LLC (“Mercator”) for $100 per share, or an aggregate of $3 million. The transaction provided M-Wave approximately $2.55 million, net of estimated fees and expenses.  The Preferred Stock is convertible into approximately 3,061,000 shares of Common Stock, the Common Stock equal to 85% of the market price of our common stock at the time of the conversion; provided that in no event shall the conversion price be less than $0.98 per share or greater than $1.15 per share.

The Preferred Stock is nonvoting, bears no dividend, and has a sole preference of priority at par in liquidation over our common stock and any prior or subsequent series of preferred stock.  During the third quarter, the Mercator entities converted 3,000 Preferred shares into approximately 306,000 shares of Common Stock.  The conversion resulted in an equity reclassification between Preferred Stock and additional paid in capital of approximately $164,000.  As of September 30, 2004, the Mercator entities still held 27,000 shares of Preferred Stock.

As part of the transaction, the Company issued three-year warrants to purchase an aggregate of 1,530,000 shares of Common Stock at $1.27 per share to the three purchasers of the Series A Preferred Stock and to Mercator Advisory Group, LLC.  The fair value of the warrants were estimated to be $897,286 under the Black-Scholes Option Pricing Model and are reflected in the statement of stockholders’ equity as an increase to additional paid in capital.

The preferred stock offering contains a beneficial conversion feature since the conversion price of the common stock is to be 85% of the fair value of the stock at the time the transaction consummated.  The fair value of the beneficial conversion feature was estimated to be approximately $1.8 million under the Black-Scholes Option Pricing Model and was recorded as a preferred stock dividend in the statement of operations and an equivalent increase to the accumulated deficit during the third quarter.  This was valued in accordance with EITF 00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments).  This expense recognition is a one-time charge, and resulted in a decrease to basic and diluted earnings per common share in the third quarter, but will have no effect on total Stockholders’ Equity.

The sales were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 4:  Submission of Matters to a Vote of Security Holders

(a) The Company’s Annual Meeting of Stockholders was held on July 27, 2004.

(b) At the Company’s Annual Meeting of Stockholders, the Stockholders reelected to the Company’s Board of Directors Mr. Lavern D. Kramer.  Mr. Kramer is a Class III Directors and will serve a term ending upon the election of Class III Directors at the 2007 Annual Meeting of Stockholders.  The aggregate number of votes cast for, against, or withheld, for the election of Mr. Kramer was as follows: 4,214,264 for, 0 against, and 58,027 withheld.

(c) At the Company’s Annual Meeting of Stockholders, the Stockholders reelected to the Company’s Board of Directors Mr. Gary L. Castagna.  Mr. Castagna is a Class III Directors and will serve a term ending upon the election of Class III Directors at the 2007 Annual Meeting of Stockholders.  The aggregate number of votes cast for, against, or withheld, for the election of Mr. Castagna was as follows: 4,215,224 for, 0 against, and 57,067 withheld.

(d) At the Company’s Annual Meeting of Stockholders, the Stockholders reelected to the Company’s Board of Directors Mr. Jim Mayer.  Mr. Kramer is a Class II Directors and will serve a term ending upon the election of Class II Directors at the 2006 Annual Meeting of Stockholders.  The aggregate number of votes cast for, against, or withheld, for the election of Mr. Mayer was as follows: 4,227,164 for, 0 against, and 45,127 withheld.

(e) At the Company’s Annual Meeting of Stockholders, the Stockholders ratified the appointment of McGladrey & Pullen, LLP as auditors of the Company for the 2004 calendar year.  The aggregate number of votes cast for, against, or withheld, for the ratification of McGladrey & Pullen LLP as auditors were as follows: 4,262,733 for, 6,302 against, and 3,256 withheld.

(f) At the Company’s Annual Meeting of Stockholders, the Stockholders also approved the amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized common stock from 10 million shares to 20 million shares, and to change the par value of the Company’s common stock from $0.01 per share to $0.005 per share.  The aggregate number of votes cast for, against, or withheld, for the amendment of the Company’s Certificate of Incorporation was as follows: 4,212,743 for, 41,223 against, and 18,325 withheld.

(g) At the Company’s Annual Meeting of Stockholders, the Stockholders also approved the sale and issuance of 30,000 shares of the Company’s Series A Preferred Stock and warrants to acquire 1,530,000 shares of the Company’s Common Stock.  The aggregate number of votes cast for, against, or withheld, for the issuance of the Company’s Series A Preferred Stock and warrants to acquire 1,530,000 shares of Common Stock was as follows: 4,188,537 for, 74,059 against, and 9,695 withheld.

Item 6: Exhibits and Reports on Form 8-K

(a)      Exhibits

31.1     Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2     Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1     Certification pursuant to 18 U.S.C. Section 135O, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(1) A current report on Form 8-K was filed on July 1, 2004 under item 5 to report that the Company has closed a new working capital financing facility with Silicon Valley Bank.

[2] A current report on Form 8-K was filed on August 3, 2004 under item 5 to report the results of the Company’s shareholder meeting held on July 27, 2004, and the appointment of Jim Mayer as the Chief Executive Officer of the Company.

[3] A current report on Form 8-K was filed on August 30, 2004 under item 5 to report that the Company will continue to be listed on the Nasdaq SmallCap Market.

[4] A current report on Form 8-K was filed on September 16, 2004 under item 5 to report that Lavern Kramer has resigned as Class III Director of the Company, and that Carl Klein has been appointed as a Class III Director and Chairman of the Board.

SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M~WAVE, Inc.
Date: November 12, 2004
/s/ JEFF FIGLEWICZ
Jeff Figlewicz
Controller and Principal Accounting Officer

	Exhibit Index
Exhibit No.	Description	Location

2.1	Exchange Agreement, dated as of January 31, 1992, among Poly Circuits, Inc., Joel S. Dryer, Joseph A. Turek and the Company	(1)

3.1	Certificate of Incorporation of the Company	(1)

3.2	Bylaws of the Company	(1)

3.3	Certificate of Designations for Series A Preferred Stock	(11)

4.1	Specimen Common Stock Certificate	(10)

10.1	Amended and restated M~Wave, Inc. 1992 Stock Option Plan	(2)

10.2	Construction Loan Note, dated January 10, 1996, by and among the Company, P C Dynamics and American National Bank and Trust Company.	(2)

10.3	Stock Purchase Agreement dated December 18, 1998 by and between the Company and First Chicago Equity Corporation.	(3)

10.4	Stock Purchase Agreement dated December 18, 1998 by and between the Company and Cross Creek Partners II.	(3)

10.5	Warrant dated December 18, 1998 issued to First Chicago Equity	(3)

10.6	Warrant dated December 18, 1998 issued to Cross Creek Partners II	(3)

10.7	Employment Agreement dated January 29, 2001 between the Company and Joseph A. Turek	(4)

10.8	Employment Agreement dated January 29, 2001 between the Company and Paul H. Schmitt	(4)

10.9	Loan Agreement dated July 1, 2001 between the Illinois Development Finance Authority and the Company	(5)

10.10	Forbearance Agreement dated November 8, 2002 between the Company and Bank One, N.A., formerly known as American National Bank & Trust Company of Chicago	(6)

10.11	Forbearance Agreement dated March 31, 2003 between the Company and Bank One, N.A., formerly known as American National Bank & Trust Company of Chicago	(7)

10.12	Employment Agreement dated January 7, 2003 between the Company and Robert O’Connell	(7)

10.13	Employment Agreement dated January 29, 2003 between Company and Paul H. Schmitt	(7)

10.14	Credit Agreement dated October 1, 2003 between Bank One, NA, the Company and Poly Circuits, Inc.	(8)

10.15	Consulting Agreement, dated September 1, 2003, between the Company and Credit Support International, LLC.	(8)

10.16	2003 Stock Incentive Plan	(8)

10.17	Asset Purchase and Sale Agreement dated February 3, 2004 by and between the Company, Poly Circuits and M-Wave, L.L.C.	(8)

10.18	Agreement for Strategic Operating Alliance dated February 3, 2004 by and between the Company and American Standard Circuits, Inc.	(8)

10.19	Bill of Sale dated February 3, 2004 by and between Poly Circuits and AM-Wave, L.L.C.	(8)

10.20	Real Estate Sales Contract dated February 3, 2004 by and between the Company and AMI Partners, L.L.C.	(8)

10.21	Limited Liability Company Operating Agreement of AM-Wave, L.L.C. dated February 3, 2004 by and between Poly Circuits and American Standard Circuits, Inc.	(8)

10.22	Warranty Deed dated February 3, 2004 by and between the Company and AMI Partners, L.L.C.	(8)

10.23	Industrial Lease Agreement dated February 3, 2004 by and between the Company and AMI-Partners, LLC	(8)

10.24	Warrant to Purchase Stock dated March 31, 2004 by and between the Company and Silicon Valley Bank	(8)

10.25	Accounts Receivable Financing Agreement dated March 31, 2004 by and between the Company and Silicon Valley Bank	(8)

10.26	Intellectual Property Security Agreement dated March 31, 2004 by and between the Company and Silicon Valley Bank	(8)

10.27	Amendment to Consulting Agreement, dated as of May 1, 2004, between the Company and Credit Support International. LLC	(9)

10.28	Letter Agreement with Paul Schmitt dated May 1, 2004	(9)

10.29	Employment Agreement dated July 28, 2004 between Company and Jim Mayer	(10)

10.30	Employment Agreement dated July 28, 2004 between Company and Joe Turek	(10)

10.31	Employment Agreement dated May 1, 2004 between Company and Robert Duke	(10)

10.32	Subscription Agreement dated June 28, 2004 between Company and Mercator Advisory Group	(10)

10.33	Stock Registration Rights Agreement dated June 28, 2004 between Company and Mercator Advisory Group	(10)

10.34	Nonstatutory Stock Option Agreement dated July 28, 2004 between Company and Jim Mayer	(10)

31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Herewith

31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 135O, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

1.    Incorporated herein by reference to the applicable exhibit to Registrants Registration Statement on Form S-1 (Registration No. 33-45499)

2.    Incorporated herein by reference to the applicable exhibit to the Registrant’s Annual Report on Form 10-K for year ended December 31, 1995

3.    Incorporated herein by reference to the applicable exhibit report on Form 8-K dated December 18, 1998

4.    Incorporated herein by reference to the applicable exhibit report to the Registrant’s quarterly report on form 10-Q for the quarter ended March 31, 2001

5.    Incorporated herein by reference to the applicable exhibit report to the Registrant’s quarterly report on form 10-Q for the quarter ended June 30, 2001

6.    Incorporated herein by reference to the applicable exhibit report to the Registrant’s quarterly report on form 10-Q for the quarter ended September 30, 2002

7.    Incorporated herein by reference to the applicable exhibit report to the Registrant’s annual report on form 10-K for the year ended December 31, 2002

8.    Incorporated herein by reference to the applicable exhibit report to the Registrant’s annual report on form 10-K for the year ended December 31, 2003

9.    Incorporated herein by reference to the applicable exhibit report to the Registrant’s quarterly report on form 10-QSB for the quarter ended March 31, 2004

10.  Incorporated herein by reference to the applicable exhibit report to the Registrant’s quarterly report on form 10-QSB for the quarter ended June 30, 2004

11.  Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed July 6, 2004

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jim Mayer, as Chief Executive Officer of M~Wave, Inc., certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of M~Wave, Inc.;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

    4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)      designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)      designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)      evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)      disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

    5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

(a)      all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 12, 2004
Jim Mayer
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeff Figlewicz, Controller and Principal Accounting Officer of M~Wave, Inc., certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of M~Wave, Inc.;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

    4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)      designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)      designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)      evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)      disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

    5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

(a)      all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 12, 2004
Jeff Figlewicz
Controller and Principal Accounting Officer

EXHIBIT 32.1

Certification of Periodic Financial Report

Pursuant to 18 U.S.C. Section 1350

    Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of M~Wave, Inc. (the “Company”) certifies that the Quarterly Report on Form 10‑QSB of the Company for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and information contained in that Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 12, 2004       /s/ Jim Mayer

                        Jim Mayer

                        Chief Executive Officer

/s/ Jeff Figlewicz

                        Jeff Figlewicz

                        Controller and Principal Accounting Officer

This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

