Form 10KSB
period 2004-12-31
M WAVE INC
filed 2005-04-15
CIK 883842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2004

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to _____

Commission file number 0-19944
M~WAVE, Inc.
(Name of small business issuer in its charter)

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

Common Stock ($.005 par value)
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Our revenue for the year ended December 31, 2004 was $17,461,858.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of April 13, 2005 was approximately $7,683,000, computed on the basis of the last reported sale price per share ($1.29) of such stock on the NASDAQ Small Cap Market.

The Registrant has 5,956,180 common shares outstanding at April 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Proxy Statement for the Annual Meeting are incorporated by reference in Part III of this Form.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking.  We use words such as “anticipates,” “believes,” “expects,” “future,” and “intends” and similar expressions to identify forward-looking statements.  Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management’s expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors.”  This section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.  We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

PART I

In this report, the terms “M~Wave,” “Company,” “we,” “us,” and “our” refer to M~Wave, Inc. and its subsidiary M-Wave DBS, Inc.

Item 1. Description of Business

M~Wave, Inc. was incorporated in Delaware in January 1992. Our executive offices are located at 475 Industrial Drive, West Chicago, Illinois, 60185, and our telephone number is (630) 562-5550; our website is http://www.mwav.com. Presently, SEC filings are not available on our website but, if requested, we will provide electronic or paper copies of SEC filings free of charge.

On July 22, 2004 we officially merged our subsidiary, Poly Circuits, Inc. into M-Wave, Inc., under the name of M-Wave, Inc., with M~Wave, Inc. surviving the merger.

Current Events

On February 25, 2005 M-Wave, Inc. through its wholly owned subsidiary, M-Wave DBS, Inc., an Illinois corporation purchased substantially all of the assets of Jayco Ventures Inc. (JVI), for approximately $1,360,000.

M-Wave DBS, Inc. D/B/A JVI Technologies (JVI) is a virtual manufacturer and global supplier to the Digital Broadcasting Satellite (DBS) industry that includes a growing number of proprietary product lines including the TrunkLine Millenium® commercial SMATV head end gear, JVI L-Band passive splitters and multi-switches, Treadclip plastic fasteners, Signaloc® meters used in DBS installations and the Kompressor® universal RF connector line.

JVI holds patents on the Treadclip products; a patent pending on a quad port ground block and the Kompressor line for the open and closed configurations.  Since the inception of DBS in 1991, JVI has been providing quality products to the DBS industry and has responded to the continual technological evolution of it and has met the specifications required by DIRECTV®, DISH NETWORK®, SKY®, STAR CHOICE®, and other global satellite providers.

JVI serves the home service providers for DIRECTV such as Ironwood Communications which represents approximately 20% of forecasted sales for JVI, Mastec/Advanced Technologies at 16% of forecasted sales and Direct Tech at 10% of forecasted sales. National distributors such as DSI Systems are forecasted at about 4% of sales and commercial installations such as Muzak about 3% of sales.

Direct competitors to JVI in the DBS market include Pro Brand International, Applied Telecom and Blonder Tongue.  JVI distinguished itself from competitors by proprietary products and commitment to value added services. Currently JVI has 15 employees based out of Fort Lauderdale, FL.

Concurrently with the acquisition, M-Wave will split into two operating units.  The Company's existing printed circuit board and related custom component business will become known as M-Wave EMG [Electro-Mechanical Group].   Concurrently, Robert Duke, Vice President of Corporate Sales, was named President-EMG division.  Jason Cohen, former CEP of JVI, was hired as President-DBS division.

We financed the transaction with a portion of $1,550,000 in proceeds from the issuance on February 23, 2005 of $1,550,000 aggregate principal amount of promissory notes and warrants to purchase as aggregate of 434,783 shares of common stock. The issuances were made to Mercator Momentum Fund, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC), all of which are related entities. We paid fees totaling $35,000 to M.A.G. Capital, LLC in connection with the financing.  The warrants have a term of three years with an exercise price of $1.15 per share.

The promissory notes accrue interest at 10% per annum and have a term of 18 months. Upon sale of our real property at 215 Park Street, Bensenville, Illinois, we are required to prepay an aggregate of $325,000 under the promissory notes.

To provide working capital to support the acquisition of JVI, M-Wave has additionally reached an agreement in principle with its primary lender, Silicon Valley Bank.  This agreement with Silicon Valley Bank will allow M-Wave to finance additional accounts receivable, and improve its advance rates on inventory funding, thereby increasing M-Wave's borrowing capacity by $1.5 million under its existing credit agreement, increasing the total credit limit to $6 million.

Business

The Company

We are a value added service provider of high performance printed circuit boards used in a variety of digital and high frequency communications applications for a variety of telecommunications and industrial electronics applications. We satisfy our customers’ requirements for telecommunications and industrial electronics printed circuit boards, either rigid, flexible or bonded, by directly booking orders, supervising and inspecting outsourced manufacture of such boards through its global base of production partners located in China and Southeast Asia, and domestically, through American Standard Circuits, Inc. (ASC) or other pre-screened production partners.

Our business model is referred to as Virtual Manufacturing. Through Virtual Manufacturing we contractually supply a wide range of printed circuit board needs of our customers, creating a “pipeline” between those customers and production that covers early prototypes and pilot production, directly into mass production, offering one seamless source. We deliver products when our customers need them through consignment inventory control, demand pull, just in time, in plant storehouses, supplier or vendor managed inventory and other supply-chain programs.

We began Virtual Manufacturing during 2000 by developing subcontracting relationships with predominately Asian global manufacturers, from our base in Singapore. The relationship with ASC extends this approach domestically to replace our former actual manufacturing activities. In virtual manufacturing, we assume many of the pre and post-production services of a manufacturer, while outsourcing the physical processes either adjunct to our personnel or in relatively close proximity to assure the highest quality fulfillment.

Our manufacturing partners maintain most certificates for quality, environmental and safety, including ISO, QS, UL, CE and others. We and our manufacturing partners have a reputation for timely fulfillment of orders that are competitively priced, shipped from modern plants operating with the highest standards of worker and environmental safety both within and outside of the United States.

We market our products through regional sales managers supported by independent sales organizations.  Our base of approximately 100 customers represents a highly sophisticated group of purchasers.

In the fourth quarter of 2004, we started to solicit new orders and extend our product lines to include custom or engineered electronic products sourced from Asia on behalf of existing accounts. These products are sourced and imported on a pan-Asian basis and cover a broad range of components that include LED’s, wire bonding services, harnesses, extruded housing products, and other customer specific products.  This effort has been geared toward diversifying and increasing our overall margins. Initially, we solicited existing customers, but we also intend to solicit new accounts.

Industry and Market

There is a concentrated and significant market for “radio frequency”, or RF-related printed circuit boards and bonded assemblies associated primarily with wireless communications. In addition, there is a very large and varied market for lower to high technology digital circuit boards. The technology ranges between dual-sided circuit boards associated with applications like signaling or lighting devices to 20-plus layer boards with complex circuitry requirements associated with medical or military applications.

Within both customer types there has been an “outsourcing” trend whereby many end users have reduced their internal assembly of printed circuit boards and bonded assemblies and moved to buying these products from “contract manufacturing” shops. But within outsourcing, the domestic U.S. market has evolved to associate itself with pre-production short runs, prototypes, and niches while mass production has largely migrated to Asia.  The total domestic market for printed circuit boards has shrunk dramatically since 1999, and is now about $2 billion according to our estimates.

As described above, we started offering custom and engineered electronic products near the end of 2004. The global sourcing of other custom and engineered products allied with printed circuit boards is a growing niche as many small and middle market contract manufacturers or original equipment manufacturers seek alternative sourcing to U.S. production only.

Customers and Marketing

Our customers are highly varied and include both contract manufacturers (CM’s) and original equipment manufacturers (OEM’s) of specific products, both within the telecom sector and in a wide range of other diverse industries including electronic warning devices, irrigation equipment and automotive consumer components. We market our products through regional sales managers supported by 20 independent sales organizations. We currently service approximately 100 customers.

The sale of microwave printed circuit boards is technical in nature.  We work with customer personnel who are frequently experts in microwave design and theory with added expertise in fabrication and design techniques for printed circuit boards. Typically, microwave system manufacturers provide us with fabrication details and guidelines. We have the products fabricated to customer specifications.

We have adopted a program of early supplier involvement as part of its sales strategy.  We have the opportunity to design-in our manufacturing processes as a means of reducing the cost of microwave systems.  The emphasis upon a partnership underlies our relationship with our customers.

In 2004, sales within our RF product line was attributable to five main customers, which represented approximately 90% of sales in this product line in 2004.  Sales within our digital product line are attributable to five key customers, which represented approximately 58% of yearly sales in this product line in 2004.  The loss of, or a substantial reduction in or change in the mix of orders would have a material adverse effect on our results of operations and financial condition.  We continue to vigorously pursue a strategy of being a source to a broader base of customers and intend to seek to be one of a few key suppliers rather than the sole supplier.

As of December 31, 2004, we had an order backlog of approximately $2,413,000 compared to $1,763,000 at December 31, 2003.  Most of our backlog is subject to cancellation or postponement without significant penalty.  This backlog is not necessarily indicative of our future results of operations or prospects.

Products and Production

We have exited direct domestic manufacturing by using operating and strategic partnerships with ASC and Asian printed circuit board manufacturers.  ASC and our Asian partners manufacture to our specifications and under our review from management based in Chicago and Singapore.

On February 3, 2004 we entered into a Strategic Operating Alliance (SOA) agreement with ASC. Under the SOA agreement, within the West Chicago facility, production will transition from M~Wave to ASC.   The result of the SOA agreement is that both production and domestic sales will be carried out within the same facility with joint tenants M-Wave and ASC.  This agreement is the basis for Virtual Manufacturing described below.  On December 31, 2004, we amended the SOA agreement, effectively dissolving the LLC.  Terms of the amendment provided us approximately $340,000 in purchase credits to be amortized over the remaining life of the SOA, and approximately $50,000 in cash which was received in February 2005.  In addition, the parties each exchanged a piece of equipment and we also provided ASC with raw materials to be used in the manufacturing process that we no longer required.  The SOA remains in effect until August 31, 2006.

As a result of the execution of the SOA agreement, we transferred most of the risks of manufacturing including raw material acquisition, process controls, scrap, quality control, warranty expenses, human resources productivity, working asset absorption and plant failure to ASC. This allows us to move with greater flexibility as a marketing and service firm. We gear ourself to market conditions to gain sales otherwise imprudent and outsource these using the VM approach. We believe the SOA will offset some of the risks associated with both decline of domestic markets and prices.  Internationally, we are positioned to derive sales increasingly from its Asian VM activities, assisting U.S. companies in identifying and entering into offshore mass production activities. We may not be successful under our new business model as we compete increasingly with brokers, distributors, and some manufacturers who adopt similar strategies.

Virtual Manufacturing

We out-source the manufacture of printed circuit boards as part of our Virtual Manufacturing process to unaffiliated manufacturers.  Many of these suppliers are ISO 9000 certified.  We believe that we maintain good business relationships with our unaffiliated manufacturers.

Our purchase orders are executed in United States dollars in order to maintain continuity in our pricing structure and to limit exposure to currency fluctuations.

Quality assurance is particularly important to our strategy and our product shipments are required to satisfy quality control tests established by our internal product design and engineering department.  We typically perform quality control inspections prior to shipment of printed circuit boards to our customers. We warrant most printed circuit boards to our customers with a money-back guarantee for printed circuit boards and components.  We also pass back the costs of the printed circuit boards to our suppliers and share in the cost of components with them.

Competition

The market for our services is highly competitive. We compete for customers primarily on the basis of quality and on time delivery of products and our technical support. We face substantial competition from many companies, including many that have greater financial and other resources, broader product lines, greater customer service capabilities and larger and more established customer bases. Alternative methods of manufacturing microwave-related boards exist, including ceramic and thick-film technologies.  Also, new materials are being introduced that are not Teflon™-based and are easier to manufacture.  These materials fit within existing manufacturing capabilities of other board shops.  Increased competition could cause us to lose market share and/or accelerate the decline in the prices of our services.  These factors could have a material adverse effect on our results of operations and financial condition.

Dependence on Domestic and Overseas Manufactures

We are dependent upon unaffiliated domestic and foreign companies for the manufacture of printed circuit boards as part of our Virtual Manufacturing process.  Our arrangements with manufacturers are subject to the risks of doing business, such as import duties, trade restrictions, production delays due to unavailability of parts or components, transportation delays, work stoppages, foreign currency fluctuations, political instability and other factors, such as satisfaction of our delinquent liabilities with certain overseas vendors, which could have an adverse effect on our business, financial condition and results of operations.  We believe that the loss of any one or more of our suppliers would not have a long term material adverse effect on our business, financial condition and results of operations because other manufacturers would be able to increase production to fulfill its requirements.  However, the loss of certain suppliers, could adversely affect our business in the short term, until alternative supply arrangements were secured.

Environmental Regulations

The industry in which we operate is subject to environmental laws and regulations concerning, among other things, emissions into the air, discharges into waterways, the generation, handling and disposal of waste materials and certain record-keeping requirements.  Our former manufacturing operations periodically generated and handled materials that are considered hazardous waste under applicable law and contracted for the off-site disposal of these materials.  During the ordinary course of our former manufacturing operations, we received citations or notices from regulatory authorities that such operations may not be in compliance with applicable environmental regulations.  Upon such receipt, we worked with authorities to resolve the issues raised by such citations or notices.  Our past expenditures relating to environmental compliance have not had a material effect on our financial position or results of operations.  We believe that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on our future financial position or results of operations, particularly since we no longer manufacture products, although we can provide no assurance that any environmental laws and regulations will not have such a material effect.

Patents

Due to rapidly changing technology, we believe our success depends in part upon the engineering, marketing, manufacturing and support skills of its personnel, rather than upon patent protection.  We developed the Flexlink™ process, the bonding of materials with dissimilar coefficients of thermal expansion, and the fusion bonding of Teflon-based laminate for multi-layer circuit fabrication.  We developed an enhanced version called Flexlink II™ in 1995.  We received patent grants for Flexlink ™ and Flexlink II™ in 1993, 1994, and 1995.  We currently use Flexlink II™ in our bonding process associated with RF applications.

We were granted three patents in 1998.  Two patents were granted for a printed circuit board process using plasma spraying of conductive metal.  The plasma spraying process eliminates a significant portion of the wet process currently used to produce printed circuit boards.

Employees

On December 31, 2004, we had approximately 23 full-time employees, compared to 57 on December 31, 2003.  The significant decrease from 2003 reflects the termination and subsequent hiring by American Standard Circuits under the terms of the Strategic Operating Alliance.

None of our employees are represented by a labor union and we have never experienced a work stoppage, slowdown or strike.  We consider our labor relations to be very good.

Risk Factors

You should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this prospectus. The risk and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

We have experienced fluctuations in quarterly operating results which have resulted in losses the past two fiscal years.

Our quarterly results of operations are subject to significant variation for a variety of reasons, including the following:

•        The timing and volume of our customers' orders;

•        Price and competition;

•        Changes in mix of products we sell, between higher-margin, lower-volume products for digital applications and lower-margin, higher-volume products for RF applications; and

•        Demand for the products or the procurement and supply-chain services that we provide.

Each of these factors has had in the past, and may have in the future, an adverse effect on our quarterly operating results. In fact, we have sustained operating losses in fiscal years 2003 and 2004, as reflected in our financial statements included herein. Any inability to adjust spending quickly enough to compensate for any revenue shortfalls may magnify the adverse impact of such revenue shortfalls on our results of operations. As a result, our operating results may vary significantly from one quarter to the next.

For 2004, our sales were approximately $17.5 million, an increase of 23% over $14.2 million in sales for 2003. Net loss attributable to common shareholders in 2004 was $2.2 million, or $(0.49) per share, compared with a net loss attributable to common shareholders of $12.0 million, or ($2.71) per share, in 2003. We can not assure that these results will continue in future periods.

OUR LIQUIDITY AND CAPITAL RESOURCES ARE LIMITED.

Our ability to fund working capital and anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions, financial conditions, our customers, actions of our domestic and international competitors, and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon our ability to effectively manage our expenses in relation to revenues, and our ability to access external sources of financing. Based upon the current level of operations and anticipated growth, we believe that the net proceeds received from our July 2004 sale of Series A Preferred Stock and warrants, our proceeds received from the $1.5 million in debt financing subsequently used to purchase the assets of Jayco Ventures, Inc., the $6.0 million secured, asset-based credit line with Silicon Valley Bank, together with future cash flow from operations,  proceeds from a potential sale of the Bensenville facility and funds from external sources of debt financing, will be adequate to meet our anticipated liquidity requirements over the next 12 months. There can be no assurances that our operations and access to external sources of financing will continue to provide resources sufficient to service our indebtedness after satisfying liabilities arising in the ordinary course of business.

As a result of our restructuring and our credit history, we have limited credit terms available to us from our suppliers, which increases our reliance on bank financing and other financing and internal working capital to fund our operations.

WE RECENTLY CONVERTED FROM A MANUFACTURING BUSINESS TO A SERVICE PROVIDER.

In 2003 and 2004, we restructured our operations to move out of direct manufacturing and sold our assets related to manufacturing, including our plant and equipment located in West Chicago, Illinois. We changed our business model, becoming a value-added intermediary and service provider of high-performance printed circuit boards used in a variety of digital and RF applications for telecommunications and industrial electronics applications. We satisfy our customers' requirements for telecommunications and industrial electronics application by outsourcing and coordinating the manufacture of such boards through a base of suppliers located domestically and in the Far East. If our services and new business model do not gain sufficient positive market acceptance, we may not achieve anticipated revenue, profits or continued viability. We are now fully dependent on third-party manufacturers and have no manufacturing capability of our own.

IN THE PRINTED CIRCUIT BOARD MARKET, WE ARE SUBJECT TO INTENSE COMPETITION.

We provide our services strictly to customers that are seeking to purchase high-quality printed circuit boards. The market for printed circuit boards is extremely competitive, particularly with respect to price, and we expect such competition to increase. The market for such products is sensitive to new product introductions or enhancements and marketing efforts by our competitors. We expect to experience increasing levels of competition in the future. We may not be able to establish and maintain our competitive position against current or potential competitors, which could cause our sales and profitability to fail to meet expectations.

WE ARE DEPENDENT ON A SMALL NUMBER OF MAJOR CUSTOMERS.

Our five largest customers in the RF product line accounted for 90% of our net sales in 2004 and our top five customers in our digital product line accounted for 58% of our net sales in 2004. We expect that a small number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to any of these customers can change significantly from year to year. There can be no assurance that our major customers will continue to purchase products from us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customer or a change in the mix of product sales would have a material adverse effect on our business and financial condition.

WE ARE DEPENDENT ON A SMALL NUMBER OF DOMESTIC AND OVERSEAS MANUFACTURERS.

We are dependent upon unaffiliated domestic and foreign companies for the manufacture of printed circuit boards as part of our Virtual Manufacturing process. Our arrangements with manufacturers are subject to the risks of doing business, such as import duties, trade restrictions, production delays due to unavailability of parts or components, transportation delays, work stoppages, foreign currency fluctuations, political instability and other factors, such as satisfaction of our delinquent liabilities with certain overseas vendors, which could have an adverse effect on our business, financial condition and results of operations. We believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on our business, financial condition and results of operations because other manufacturers would be able to increase production to fulfill our requirements. However, the loss of certain suppliers, could, in the short-term, adversely affect our business until alternative supply arrangements were secured.

OUR SUCCESS DEPENDS ON THE EFFORTS OF KEY MANAGEMENT.

We believe our success depends to a great degree upon the continued contributions of our key management, many of whom would be difficult to replace. In particular, we believe that our future success depends on Jim Mayer, our Chief Executive Officer, and Joseph A. Turek, our President and Chief Operating Officer. Mr. Mayer was the "architect" of our restructuring in 2003 and 2004, which continues to be implemented. Mr. Turek provides significant sales and engineering expertise. We presently do not maintain key person life insurance on Messrs. Mayer or Turek. If we experience the loss of the services of any of our key personnel, we may be unable to identify, attract or retain qualified personnel in the future, making it difficult to manage our business and meet key objectives, or achieve or sustain profits.

SINCE OUR COMMON STOCK IS THINLY TRADED, IT CAN BE SUBJECT TO EXTREME RISES OR DECLINES IN PRICE, AND YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID.

You may have difficulty reselling shares of our common stock. You may not be able to resell your shares at or above the price you paid, or at a fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company.

Item 2. Description of Property

On February 3, 2004 we sold our West Chicago facility to an affiliate of ASC for a cash price of $2,000,000.  We lease a portion of the West Chicago facility to maintain the offices from which we operate our domestic and international Virtual Manufacturing, supply chain management, and consulting business in close proximity to the domestic manufacturing being performed for our customers by ASC.

We continue our efforts to sell the plant and improvements located in Bensenville, Illinois. The assets being held for sale include separate parcels of land and buildings, both located in Bensenville, and are carried at a fair market value of approximately $746,000.

Facilities

The following table lists our facilities at December 31, 2004:

Location	Function	Square Feet	Lease Expiration Date

West Chicago, Illinois	Administrative	5,000	Leased-August 31, 2006
West Chicago, Illinois	Warehouse	8,000	Leased-August 31, 2006
Bensenville, Illinois	For Sale	14,000	Owned

Item 3. Legal Proceedings

We are not party to any litigation which is material to our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No Annual or Special Meeting of Stockholder’s was held during the fourth quarter of 2004.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Small Cap Market (trading symbol MWAV).  The following table sets forth, for the calendar periods indicated, the range of the high and low sales prices (for 2003, the last reported sales prices) of the common stock from January 1, 2003 through December 31, 2004 as reported by the NASDAQ.

	Year Ended December 31
	2004		2003
	Low	High	Low	High
First Quarter	$ 0.51	$ 5.00	$ 0.78	$1.49

Second Quarter	1.10	4.15	0.43	1.00

Third Quarter	0.85	1.86	0.60	1.10

Fourth Quarter	1.01	2.78	0.45	1.00

As of March 31, 2005, there were approximately 700 shareholders of record owning our common stock.  We did not pay any dividends on our common stock in 2003 or 2004 and we intend not to pay dividends in the foreseeable future in order to reinvest future earnings in the business.

Disclosure Regarding the Company’s Equity Compensation Plans

The following table summarizes information about equity awards under the 1992 Stock Option Plan and the 2003 Stock Incentive Plan as of December 31, 2004.

Plan Category	Number of shares of Common Stock to be Issued upon exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Available for Future Issuances
Equity compensation plans approved by security holders	1,295,050	$2.07	152,600

Equity compensation plan not approved by security holders	104,167	$1.35	0

Total	1,399,217	$2.00	152,600

On December 31, 2004 we issued 104,167 options to the owner of ASC, with an exercise price of $1.35 per share, which were fully vested upon issuance and expire on December 31, 2008. The options are valued at $136,753 under the Black-Scholes Option Pricing Model, and were recorded as an increase to additional paid-in capital and recognized as stock compensation expense immediately upon issuance.

Item 6. Managements Discussion and Analysis of Financial Condition and Results of Operation

A.    Plan of Operation

B. RESULTS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2003

Significant Events in 2004

In July 2004 we hired Jim Mayer as Chief Financial Officer and subsequently terminated the consulting agreement with Credit Support International, LLC (CSI) based in Dallas, Texas.  Mr. Mayer had been the Managing Member of CSI at the time he was hired as CFO.  In September, Mr. Mayer was promoted from Chief Financial Officer to Chief Executive Officer.

On September 12, 2004 we elected Carl Klein to the position of Non Executive Chairman of the Board to fill the vacancy created by the resignation of Lavern Kramer.

On June 5, 2004 Jeff Figlewicz was hired as the Corporate Controller and Principal Accounting Officer.

On October 25, 2004 our board of directors appointed James A. Skelton as a Class I Director. Mr. Skelton will serve until the 2005 annual meeting of stockholders.

On February 15, 2005 our board of directors appointed Thomas Cox as a Class I Director. Mr. Cox will serve until the 2005 annual meeting of stockholders.

On February 3, 2004, we announced a major restructuring of our balance sheet and our operating model that included the sale of our West Chicago plant and equipment to firms associated with the signing of a Strategic Operating Alliance (SOA) agreement with Franklin Park, IL based American Standard Circuits, Inc. (ASC) for a cash price of approximately $2,800,000.  As part of the sale, along with ASC, we formed an LLC named Am-Wave, LLC,  through which we retained an equity interest in the equipment of 20%.   As part of the amendment to the SOA signed on December 31, 2004, Am-Wave, LLC was dissolved.

In connection with the asset sales and signing of the SOA agreement, we also repaid $2.422  million in debt to Bank One, NA. We also announced that delinquent balances to our trade creditors would be reduced approximately $200,000 in line with our previously negotiated terms.

Under the SOA agreement, within the West Chicago facility, production transitioned from M~Wave to ASC.   The result of the SOA agreement is that both production and domestic sales will be carried out within the same facility with joint tenants M-Wave and ASC.    On December 31, 2004, we amended the SOA agreement.  Terms of the amendment provided us approximately $340,000 in purchase credits to be amortized over the remaining life of the SOA, and approximately $50,000 in cash which was received in February 2005.  In addition, the parties each exchanged a piece of equipment and we also provided ASC with raw materials to be used in the manufacturing process that we no longer required.  The SOA remains in effect until August 31, 2006.

The Company also rescinded the 500,000 warrants issued to Gordhan Patel, owner of ASC, and issued 104,167 options that are fully vested, have a four year life, have an exercise price of $1.35 per share, and are valued at $136,753 under the Black-Scholes Option Pricing Model, and were recorded as an increase to additional paid-in capital and recognized as stock compensation expense immediately upon issuance.  The amendment also revised the Company’s monthly obligations to ASC to a fixed amount of approximately $56,000 per month.

We also recorded impairment of building, plant and equipment charges in 2004 of approximately $591,000, related to our interest in Am-Wave, LLC.  The charges were recorded to comply with FASB statement No. 144, which requires the Company to (a) recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure the impairment losses as the difference between the carrying amount and the fair value of the asset.

On May 14, 2004 we received a NASDAQ Staff Determination indicating that we failed to satisfy the stockholder's equity, earnings or market value of publicly held shares requirements for continued listing on the NASDAQ Small Cap Market under NASDAQ Marketplace Rule 4310(c)(2)(B), and that our common stock was therefore subject to de-listing from that Market unless the Company is able to comply with one of those requirements. We appealed the Staff's Determination and requested that a NASDAQ Listing Qualifications Panel reverse that Determination, in accordance with NASDAQ rules. A hearing was held in June 18, 2004 and we presented evidence that, subject to shareholder approval  (as required by NASDAQ rules) the Company would complete a private equity offering, and would maintain the required net worth, that would place us in compliance with the listing requirements for stockholder’s equity in excess of $2.5 million.  On August 26, 2004 we received formal notice from the NASDAQ Listing Qualifications Panel that we have “evidenced requirements for continued listing on the NASDAQ Small Cap Market.”

Comparison of 2004 vs 2003

Net Sales

Net sales were approximately $17,462,000 for the twelve months ended December 31, 2004, an increase of approximately $3,275,000, or 23% versus 2003.  The increase in sales is directly related to “RF” wireless telecommunications sales that increased approximately $4,000,000 for the twelve months of 2004 while the Company’s digital business decreased approximately $800,000 for the year.

Sales within our RF product line were approximately $9,100,000 during 2004, an increase of 80%, or approximately $4,000,000, above 2003.  Sales within the RF product line are attributable to five main customers, which represented approximately 90% of sales in this product line in 2004. Within the RF product line, the Company has one customer that represents approximately 28% of its revenues for 2004 and 12% of its revenues for 2003.  This customer represents approximately 38% and 4% of accounts receivable at December 31, 2004 and 2003, respectively.

In 2003, the Company had one other customer that represented approximately 28% of its revenues.  Sales to this customer were not considered significant in 2004.

Sales within our digital product line were approximately $8,400,000 during 2004, a decrease of 9%, or approximately $800,000 below 2003.   Sales within the digital product line are attributable to five key customers, which represented approximately 58% of yearly sales in this product line in 2004.

Gross Profit (Loss) and Cost of Goods Sold

Our gross profit for the twelve months of 2004 was approximately $3,209,000, or 18%, compared to a gross loss of approximately $1,763,000, or 12% for 2003.    The shift in mix from RF to digital improved our gross profit during the last half of the year, as RF typically has lower margins when compared to digital product.  In addition, exiting the manufacturing business also had a positive impact on margins.

Operating Expenses

General and administrative expenses were approximately $2,394,000 or 14% of net sales for 2004 compared to approximately $2,394,000 or 17% of net sales for 2003. Expenses related to our agreement with ASC and Am-Wave, LLC were approximately $602,000 during 2004, and were $0 in 2003.  These costs related to expenses on the building and equipment, including maintenance of equipment owned by ASC and Am-Wave LLC, which we agreed to incur to secure exclusivity in the production process by M-Wave.  As a result to the amendment to the SOA agreement on December 31, 2004, we will continue to experience these costs throughout the remainder of the SOA.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses.  Payroll related expenses decreased approximately $149,000.  Included in this figure is a one-time expense of approximately $106,000 related to a separation agreement between us and our former CFO.  Professional services, which include legal, auditing, and consulting fees, decreased approximately $57,000.  Included in this figure is a reduction of our legal expense by approximately $247,000, and a one-time consulting expense of approximately $61,000 related to CSI’s negotiation of a new bank financing agreement.   Depreciation expense decreased approximately $27,000 in 2004 versus 2003.

Selling and marketing expenses were approximately $1,341,000 or 8% of net sales in 2004 compared to approximately $1,345,000 or 9% of net sales for 2003. Selling and marketing expenses include the cost of salaries, advertising and promotion of our products, and commissions paid to independent sales organizations. In comparison to 2003, commissions paid to independent sales organizations increased approximately $11,000 due to increased sales.  Payroll-related expenses decreased approximately $115,000 with the reduction of regional sales managers in the third quarter of 2004.  Travel expenses decreased approximately $22,000 for 2004 versus 2003.

We also recorded an impairment loss of approximately $591,000 for in 2004.  The charge was recorded to adjust the carrying value of the investment in Am-Wave, LLC to its estimated net realizable value.  On December 31, 2004, the amendment to the SOA dissolved the LLC, and the investment is no longer carried on our books at year end.  During 2003, we recorded impairment losses on real estate and equipment of approximately $7,452,000.

We recorded stock compensation expense for 2004 of approximately $228,000 related to options issued to both CSI and Gordhan Patel.  We recorded no stock compensation expense in 2003.

Operating Loss

Operating loss was approximately $1,345,000 for 2004 compared to an operating loss of approximately $12,954,000 for 2003. The changes in operating loss reflect primarily the changes in gross profit, impairment losses, stock compensation, and other operating expenses as discussed above, which can be summarized as follows:

Increase in gross margin	4,972,000
Decrease in impairment losses	6,861,000
Increase in stock compensation	(228,000)
Decrease in other operating expenses	4,000

Decrease in operating loss	$11,609,000

Interest Income

Interest income from short-term investments was approximately $47,000 in 2004 compared to approximately $164,000 for 2003.

Interest Expense

We recorded interest expense of approximately $163,000 for 2004 related to our financing agreement with Silicon Valley Bank.  Interest expense, primarily related to the subsequently retired Industrial Revenue Bond involving Bank One, N.A. was approximately $176,000 for 2003.

Other Income

Other income of approximately $1,238,000 for 2004 primarily relates to forgiveness of trade debt as we entered into settlement agreements with certain vendors.  We recorded approximately $265,000 of trade debt forgiveness for 2003.

Income Taxes

In 2004, we recorded an income tax provision of approximately $113,000, caused by an adjustment to Net Operating Loss on our 2001 tax return.  We recorded a tax benefit of approximately $619,000 during 2003.

Liquidity and Capital Resources

Net cash used by operations was approximately $2,650,000 for 2004 compared to approximately $1,315,000 provided by operations for 2003.

Accounts receivable decreased approximately $310,000 due to reduced sales in the fourth quarter.  Inventories increased approximately $329,000.  Accounts payable decreased approximately $2,189,000 due to payments to vendors.

Net cash provided by investing activities was approximately $2,480,000 for 2004, compared to approximately $19,000 used by investing activities for 2003.  Proceeds from the sale of assets to ASC contributed approximately $2,739,000 in 2004.  We also increased our investment in Am-Wave, LLC by approximately $128,000 during the year.  Capital expenditures were approximately $130,000 in 2004 compared to approximately $54,000 in 2003.  Included in 2004 expenses was the purchase of a new software package, Great Plains that was developed as a distribution package.  The software was fully implemented in early 2005 with annual maintenance fees expensed on an ongoing basis.  As part of the amended SOA, we received equipment valued at approximately $120,000.

Net cash provided by financing activities was approximately $1,241,000 for 2004, compared to approximately $2,561,000 used by financing activities for 2003.  Proceeds from the Mercator transaction provided approximately $2,425,000, and our current revolving line of credit was approximately $1,262,000 as of December 31, 2004.   Funds from the sale of assets to ASC were used to pay off long term debt of approximately $2,457,000, resulting in no long term debt outstanding on December 31, 2004.

On April 11 2005, the Company completed a new lending facility with Silicon Valley Bank which provided a total credit limit expansion from $4.5 million to $6.0 million.  This new facility will finance the DBS operations through a factoring facility for an initial period of up to 90 days, while continue to provide funds for the EMG division under the asset based line of credit.  Receivables under the factoring agreement will be factored at 80% availability while we will continue to have 85% availability on receivables under the ABL.  After 90 days, the Bank will review the performance of the newly acquired division, and we expect to be able to transition these receivables from factoring to our traditional asset based line of credit which will minimize our borrowing costs and provide added flexibility.  Other provisions of the ABL provide borrowing capabilities on inventories of both divisions of 50% of their net value, with a limit of $1,000,000, which is $250,000 above our current borrowing capacity on inventories.  Another added benefit of the new facility is the ability to issue up to $1,000,000 in letters of credit to Asian suppliers.  We expect this feature will provide additional flexibility in finding Asian vendors for new products as well as developing tertiary suppliers of existing products.  The combined borrowing from letters of credit, inventory, factoring, and receivables under the ABL cannot exceed $6 million.  The effective rate of interest under this agreement, including fees, is approximately 8%.  It is anticipated that this credit facility will provide us with sufficient excess availability throughout the next fiscal year.

Currently the Company is committed to growing the business, but if the Company is unable to secure adequate financing, the Company may be forced to modify its strategic growth plan.

Based upon the current level of operations and anticipated growth, equity and debt financing received during the past year, and the expansion of our credit facility subsequent to the acquisition of Jayco Ventures Inc., we believe that future cash flows from operations will be adequate to meet our anticipated liquidity requirements through the next fiscal year.

Inflation

We believe inflation has not had a material effect on our operation or on its financial position.  However, expected supplier price increases that average approximately 8% may have a material effect on the Company’s operations and financial position in 2005, if we are unable to pass through those increases under our present contracts.

Foreign Currency Transactions

All of our foreign transactions are negotiated, invoiced and paid in United States dollars.

Risk Factors Affecting Business and Results of Operations

This report, as well as our other reports filed with the SEC, our press releases, and other communications contain forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. These forward-looking statements are based largely on our expectations and, like any other business, are subject to a number of risks and uncertainties, many of which are beyond our control. The risks include those stated in the section entitled “Risk Factors” in Item 1 of our Annual Report on Form 10-KSB and the other documents we have filed with the Securities and Exchange Commission.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate, and our actual results may differ materially from the forward-looking statements.

Item 7. Financial Statements

Consolidated financial statements, related notes and exhibits for the two years ended December 31, 2004 are filed as part of this report.

The exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     To the Board of Directors

     M~Wave, Inc. and Subsidiaries

     West Chicago, Illinois

     We have audited the consolidated balance sheet of M~Wave, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of M~Wave, Inc. and Subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

     MCGLADREY & PULLEN LLP

     Schaumburg, Illinois

     January 14, 2005, except for the

     acquisition discussed in Note 13

     as to which the date is February 25, 2005

     and the financing also discussed in

     Note 13 as to which the date is

     April 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     Board of Directors

     M~Wave, Inc.

     We have audited the accompanying consolidated balance sheet of M~Wave, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the management of M~Wave, Inc.  Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M~Wave, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As presented in the financial statements, the Company incurred a loss during year ended December 31, 2003, and as of that date, the Company’s current liabilities exceeded its current assets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     GRANT THORTON LLP

     Chicago, Illinois

     March 26, 2004, except for footnotes 8 and 17, which is dated March 31, 2004

Annual Financial Statements

M~WAVE, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$ 1,321,445	$ 249,343
Accounts receivable, net of allowance for doubtful accounts 2004: $75,000 2003: $100,000	2,040,768	2,351,027
Inventories, net	785,979	587,179
Refundable income taxes	0	685,418
Prepaid product credits	340,000	0
Prepaid expenses and other assets	136,865	21,499
Total current assets	4,625,057	3,894,466
PROPERTY, PLANT AND EQUIPMENT:
Land, buildings and improvements	0	2,745,939
Machinery and equipment	346,665	1,928,600
Total property, plant and equipment	346,665	4,674,539
Less accumulated depreciation	23,736	85,715
Property, plant and equipment, net	322,929	4,588,824
Land, Building and improvements held for sale and idle	745,821	0
Investment in equity securities	225,000	0
TOTAL	$ 5,918,807	$ 8,483,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,163,013	$ 4,364,888
Accrued expenses	518,484	1,039,282
Note payable, bank, net of unamortized discount of $72,824	1,189,192	0
Current portion of long-term debt	0	2,457,073
Total current liabilities	2,870,689	7,861,243

COMMITMENTS AND CONTINGENCIES (see note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, $100 par value; authorized 30,000 shares; issued and outstanding 2004, 24,000 shares; 2003, 0 shares	1,261,010	0
Common stock, $.005 par value; authorized, 20,000,000 shares; issued and outstanding 2004: 6,794,843 shares; 2003, 6,179,112 shares	33,974	30,895
Additional paid-in capital	11,840,351	8,439,072
Accumulated deficit	(7,802,047)	(5,562,750)
Treasury stock, at cost, 2004 and 2003 1,735,815 Shares	(2,285,170)	(2,285,170)
Total stockholders' equity	3,048,118	622,047
TOTAL	$ 5,918,807	$8,483,290

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

NET SALES	$17,461,858	$14,187,290
COST OF GOODS SOLD	14,252,656	15,949,946
Gross profit (loss)	3,209,202	(1,762,656)

OPERATING EXPENSES:
General and administrative	2,394,255	2,394,422
Selling and marketing	1,340,823	1,345,022
Impairment of building and equipment	0	7,452,235
Impairment of investment in Am-Wave, LLC	591,359	0
Stock compensation	227,948	0
Total operating expenses	4,554,385	11,191,679

Operating loss	(1,345,183)	(12,954,335)

OTHER INCOME (EXPENSE):
Interest income	46,729	164,477
Interest expense	(162,742)	(176,149)
Trade debt forgiveness	1,013,377	265,000
Recovery and settlement of note receivable	225,000	0
Gain on disposal of equipment	0	34,272
Total other income	1,122,364	287,600

LOSS BEFORE INCOME TAXES	(222,819)	(12,666,735)

Income tax expense (benefit)	112,678	(619,460)

Net LOSS	$ (335,497)	$ (12,047,275)

Preferred stock beneficial conversion feature	(1,903,800)	0

Net Loss attributable to common stockholders	$ (2,239,297)	$ (12,047,275)

BASIC AND DILUTED LOSS PER SHARE	$ (0.49)	$ (2.71)

Weighted average common shares outstanding	4,587,351	4,443,294

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(335,497)	$(12,047,275)
Loss(Gain) on disposal of equipment	119,996	(34,272)
Depreciation and amortization	46,736	592,315
Amortization on discount of note payable, bank	24,276	0
Debt forgiveness	(1,013,377)	265,000
Impairment of buildings and equipment	0	7,452,235
Impairment in Am-Wave, LLC	591,359	0
Gain on disposal of investment in Am-Wave, LLC	(3,360)	0
Stock compensation recognized on options and warrants	227,948	0
Recovery of customer receivable written off	(225,000)	0
Deferred income taxes	0	131,672
Adjustment to refundable income taxes	112,678	0

Changes in assets and liabilities:
Accounts receivable	310,259	(449,028)
Inventory	(328,660)	1,169,462
Prepaid expenses and other assets	(40,366)	10,083
Restricted cash	0	348,731
Accounts payable	(2,188,498)	392,561
Accrued expenses	(520,798)	(277,297)
Income taxes	572,740	3,760,592
Net cash flows (used in) provided by operating activities	(2,649,564)	1,314,779
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(130,265)	(53,661)
Increase to investment in Am-Wave, LLC	(128,439)	0
Proceeds on sale of property, plant and equipment	2,738,907	34,272
Net cash flows provided by (used in) investing activities	2,480,203	(19,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	11,520	0
Net borrowings on note payable, bank	1,262,016	0
Proceeds from Preferred Stock Issuance	2,425,000	0
Payments on long term debt	(2,457,073)	(2,560,556)
Net cash flows provided by (used in) financing activities	1,241,463	(2,560,556)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,072,102	(1,265,166)
CASH AND CASH EQUIVALENTS:
Beginning of year	249,343	1,514,509
End of year	$ 1,321,445	$ 249,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	2004	2003
Cash paid during the year for:
Interest	$187,018	$176,149

Income tax refunds (payments)	572,731	4,511,723
SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Contribution of equipment for investment in Am-Wave, LLC	$777,200	$0
Stock options issued in connection with consulting agreement	91,195	0
Stock options issued in connection with SOA agreement	136,753	0
Stock warrants issued as discount on note payable, bank	97,100	0
Stock warrants issued in connection with preferred stock	848,750	0
Equity securities received for settlement of note receivable	225,000	0
Other assets received in exchange for investment in Am Wave, LLC and amendment of SOA agreement	390,000	0
Net exchange of equipment for investment in Am-Wave, LLC and amendment of SOA agreement	52,500	0
Exchange of inventories for investment in Am-Wave, LLC and amendment of SOA agreement	124,860	0
Other assets received for sale of equipment	20,000	0

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004 AND 2003
	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Treasury Stock	Total Stockholders’ Equity
BALANCE
DECEMBER 31, 2002	$30,895	0	$8,439,072	$ 6,484,525	$(2,285,170)	$12,669,322

Net loss	0	0	0	(12,047,275)	0	(12,047,275)

BALANCE
DECEMBER 31, 2003	$30,895	0	$8,439,072	$(5,562,750)	$(2,285,170)	$622,047

Issuance of 21,150 shares of common stock upon exercise of stock options	106	0	11,414	0	0	11,520

Issuance 30,000 shares of Preferred stock	0	1,576,250	2,752,550	(1,903,800)	0	2,425,000

Conversion of 6,000 shares of preferred stock into 594,584 shares of common stock	2,973	(315,240)	312,267	0	0	0

Stock compensation relating to stock options and warrants	0	0	227,948	0	0	227,948

Issuance of warrants with note payable, bank	0	0	97,100	0	0	97,100

Net loss	0	0	0	(335,497)	0	(335,497)

BALANCE
DECEMBER 31, 2004	$33,974	$1,261,010	$11,840,351	$ (7,802,047)	$(2,285,170)	$3,048,118

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

1.   ORGANIZATION AND OPERATIONS

M~Wave, Inc. ("M~Wave" or the “Company”), a Delaware corporation, was formed on January 31, 1992.

Poly Circuits, Inc. was officially merged into M-Wave, Inc. effective July 22, 2004, with M~Wave, Inc. surviving the merger. The Company is a value-added service provider of high performance printed circuit boards used in a variety of applications.  M~Wave satisfies its customers needs for high performance printed circuit boards by outsourcing and coordinating the manufacture of such boards by unaffiliated manufacturers.  (“Virtual Manufacturing”)

2.   SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition - The Company recognizes revenue from product sales when each of the following conditions has been met: an arrangement exists, delivery has occurred, there is a fixed price, and collectability is reasonably assured, which is generally upon shipment.

Cash and cash equivalents - Cash and cash equivalents comprise cash in banks and highly liquid investments that are both readily convertible to known amounts of cash or purchased with maturity of three months or less.  All cash is currently invested with Silicon Valley Bank.

Accounts Receivable  - The majority of the Company's accounts receivable are due from companies in the telecommunications industries.  Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required.  Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

	Allowance for Doubtful Accounts
	2004	2003
Beginning Balance	$100,000	$100,000
Charged to Costs and Expense	0	22,872
Deductions	(25,000)	(22,872)
Ending Balance	$75,000	$100,000

Product Returns – Product sales include a right-of-return privilege.  A liability for anticipated sales returns has been provided based on historical experience and management’s customer and product knowledge.  At December 31, 2004, the allowance for sales returns was approximately $75,000 and is included in accounts receivable in the accompanying balance sheet.  At December 31, 2003, the allowance for sales returns was approximately $300,000 and is included in accrued expenses in the accompanying balance sheet.

Inventory - Inventories are valued at the lower of cost (first-in, first-out method) or market value.  The Company writes down inventory for estimated obsolescence or non-marketability equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions.  Write downs of inventories establish a new cost basis which is not increased for future increases in the market value of inventories or changes in estimated obsolescence. If actual future demand or market conditions were to be less favorable than projected, additional inventory write-downs may be required.

	Allowance for Obsolete Inventories
	2004	2003
Beginning Balance	$434,955	$874,466
Charged to Costs and Expense	0	452,284
Deductions	(247,717)	(891,795)
Ending Balance	$187,238	$434,955

Prepaid Product Credits - In connection with the amendment to the SOA agreement discussed in Note 3, the Company received prepaid product credits as partial consideration for its interest in Am-Wave, LLC.  The credits will be applied to the purchase price of inventories purchased from ASC and will be utilized ratably over the contractual life of the amended SOA agreement which expires in August 2006.

        Property, Plant and Equipment - Property, plant and equipment are recorded at cost. The Company calculates depreciation using the straight-line method at annual rates as follows:

Machinery and equipment	New	7 years
	Used	5 years

       Assets Held for Sale - The Company continues its effort to sell its plant and improvements located in Bensenville, Illinois. The assets being held for sale include separate parcels of land and buildings, both located in Bensenville, and are carried at the net book value of the assets which approximates fair market value less costs to sell. The property has an appraised value of approximately $800,000 and is carried at approximately $746,000.

Long Lived Assets - The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144).  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized of the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      Provision for Warranty Expenses

The Company handles warranty issues on a customer specific basis. However, the Company generally handles the majority of warranty related returns from customers by simultaneously charging back the supplier for any returned material, minimizing its warranty exposure to the value of components stuffed onto boards by customers. In most cases these costs are also shared between the Company and its suppliers. Due to the Company’s change in business model from a manufacturer to a distributor, the history of this policy is limited to activity that has occurred since the company changed its business model. There was no warranty expense for the years ended December 31, 2004 and 2003.

Fair Value of Financial Instruments – The Company has no financial instruments for which the carrying value materially differs from fair value.

Income Taxes – Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109), requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also provided for carry forwards for income tax purposes. In addition, the amount of any future tax benefit is reduced by a valuation allowance to the extent such benefits are not expected to be realized.

Stock based compensation – The value of stock options awarded to employees is measured using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25(APB 25), “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation cost is recognized for stock option grants as all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	For the Years Ended December 31,
	2004	2003
Net (loss) attributable to common stockholders, as reported	$(2,239,297)	$(12,047,275)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	801,299	291,943

Pro forma net (loss) attributable to common stockholders	$(3,040,596)	$(12,339,218)

Loss per share, basic and diluted:
As reported	$(0.49)	$(2.71)

Pro forma	(0.66)	(2.78)

Net Earnings (Loss) Per Share - The Company’s basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares.  Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares and the exercise of stock options and warrants for all periods. Fully diluted (loss) per share is not presented since the effect would be anti-dilutive.

New accounting pronouncements: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (revised), Share Based Payment. SFAS 123(R) is a replacement of SFAS 123, Accounting for Stock Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments unissued. The effect of the standard will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

The Company will be required to apply Statement 123(R) as of the beginning of its interim reporting period that begins January 1, 2006.

SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value-based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of the final Statement. Under the modified retrospective method of transition, an entity would recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro-forma disclosures provided in accordance with Statement No. 123.

Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of FAS 123(R) will require the Company to record approximately $7,000 of stock compensation expense in the year ending December 31, 2006, related to employee options issued and outstanding at December 31, 2004.

3.   STRATEGIC OPERATING ALLIANCE

In connection with the Company’s implementation of its “virtual manufacturing” model, on February 3, 2004, and American Standard Circuits (ASC) entered into a Strategic Operating Alliance (SOA) agreement.  Simultaneously, the Company sold its West Chicago facility to an affiliate of ASC for a cash price of $2,000,000, and. also sold a major portion of its manufacturing equipment at the West Chicago facility to a newly formed limited liability company, Am-Wave, LLC (LLC), for a cash price of $800,000 and a 20% preferred and secured interest in that entity.  ASC is the other member of the LLC and has leased the use of the equipment from it.

During 2004, the Company recorded approximately $591,000 in impairment charges to adjust the equity interest in Am-Wave, LLC to its net realizable value.

On December 31, 2004 the Company and ASC amended the SOA agreement.  Under terms of the amendment, the Company exchanged pieces of equipment, transferred raw materials used in the manufacturing process, and dissolved its equity interest in Am-Wave, LLC.  In consideration, the Company received approximately $50,000 in cash and $340,000 in prepaid product credits, to be amortized over the remaining life of the SOA, which is scheduled to end on August 31, 2006.  The Company also rescinded the 500,000 warrants issued to Gordhan Patel, owner of ASC, and issued 104,167 options that are fully vested, have a four year life, have an exercise price of $1.35 per share, and are valued at $136,753 under the Black-Scholes Option Pricing Model, and were recorded as an increase to additional paid-in capital and recognized as stock compensation expense immediately upon issuance.  The amendment also revised the Company’s monthly obligations to ASC to a fixed amount of approximately $56,000 per month.

4.   BUSINESS PRODUCT LINES

Sales by product line consisted of the following:
	2004	2003
Digital	$8,430,000	$9,121,000
RF	9,059,000	5,066,000
Total	$17,462,000	$14,187,000

Sales within the RF product line include five main customers, which represented approximately 90% of sales in this product line in 2004.  Sales within the digital product line include five key customers, which represented approximately 58% of yearly sales in this product line in 2004.  Within the RF product line, the Company has one customer that represents approximately 28% of its revenues for 2004 and 12% of its revenues for 2003.  This customer represents approximately 38% and 4% of accounts receivable at December 31, 2004 and 2003, respectively.

In 2003, the Company had one other customer that represented approximately 28% of its revenues.  Sales to this customer were not considered significant in 2004.

The loss of, or a substantial reduction in the orders from, the Company’s major customers could have a material effect on the financial statements.

5.   INVENTORY

Inventories consisted of the following:
	2004	2003
Raw Materials	$ 0	$ 229,422
Work in Process	0	0
Finished Goods	937,217	792,712
Total Inventory	973,217	1,022,134
Less reserve for obsolete inventory	(187,238)	(434,955)
Net Inventory	$785,979	$ 587,179

6.   INVESTMENT IN EQUITY SECURITES

On October 1, 2004 the Company received 1,500,000 common shares of Integrated Performance Systems, Inc. (IPFSE.OB) in settlement of an outstanding promissory note the Company held related to its sale of the PC Dynamics facility in 1999.   These shares are restricted, and the Company has a demand registration right.  This note had been fully reserved for in a prior year, and was recorded as miscellaneous income in the fourth quarter of 2004.  These shares are classified as available-for-sale and were valued by taking an estimate of net realizable proceeds if the shares were sold on the open market.  Based on the market price of the stock at the time of receipt combined with a review of the average trading volume in this security, it was estimated that these shares had a market value of approximately $225,000.

7.   ACCRUED EXPENSES

Accrued expenses at December 31, 2004 and 2003 were comprised of:

	2004	2003
Reserve for Sales Returns	0	300,000
Salary Related	138,724	109,095
Commissions	81,215	103,931
Professional fees	104,498	177,753
Property and other taxes	38,567	128,505
Warranty	63,000	73,000
Bensenville	49,500	0
Other	42,980	146,998

Total accrued expenses	$518,484	$ 1,039,282

8.   DEBT

On October 1, 2003, M-Wave entered into a $2,413,533 loan with Bank One, N.A. that was to mature on December 31, 2003, and required monthly payments of interest at the bank’s prime rate. This loan replaced the unpaid portion of the Industrial Revenue Bonds (IRB) that were used to fund the acquisition of the land and construction of the Company’s manufacturing plant located in West Chicago, Illinois, and a related forbearance agreement with the bank. Upon signing the loan with Bank One, the Company was no longer in default of its obligations to the bank arising pursuant to the IRB. Concurrent with the loan, M-Wave paid $350,000 toward then-outstanding principal obligations, and Bank One released liens covering the Company’s accounts receivable and inventory.  Additional terms of the loan include assigning Bank One a lien on the Company’s real estate and improvements located in Bensenville, IL, site of its former operations.

On December 22, 2003, Bank One, N.A. extended the maturity on the loan to January 31, 2004.

In February 2004, the Company sold the West Chicago facility and Equipment and used a portion of the proceeds to retire the entire debt of approximately $2,457,000 with Bank One, N.A. The amount realized on the sale of the facility and equipment approximated the recorded amounts at December 31, 2003.  Concurrently, the Company retired an installment note which accrued interest at the prime rate and was collateralized by certain fixed assets.  At December 31, 2003, $43,450 of principal was outstanding on the installment note.

On March 31, 2004 Silicon Valley Bank, N.A. (SVB) and the Company entered into the first of a two-step financing known as “Mini ABL” that commenced with an accounts receivable purchase facility. Under the facility, the Company could sell to the SVB, subject to SVB approval, up to 85% of the face value of approved invoices to a maximum of $2.5 million. The cost of the facility included a 1/2% one-time discount, plus interest at the prime rate plus 2.5%. The initial proceeds to the Company were $1.27 million.  This arrangement was accounted for as a financing transaction during the period it was outstanding.

On June 28, 2004 the Company and the SVB entered into a Loan and Security Agreement, replacing the prior credit facility with a $4.5 million revolving credit facility. The effective rate of interest under this agreement, including fees, is approximately 8%.  The Company may borrow up to $4.5 million, or a lesser amount depending on the Company’s borrowing base from time to time.  The borrowing base consists of eligible receivables and finished goods inventory, as further described in the agreement.

On December 17, 2004 the Company and the SVB entered into an Amendment to Loan and Security Agreement.  The amendment revised the Company’s borrowing base by allowing the Company to include a portion of certain accounts receivables from customers who are not residents of the United States or Canada.

As part of the loan and security agreement with SVB, SVB was issued warrants to purchase 85,000 shares of the Company’s stock an exercise price of $1.51 per share. The warrants vest ratably over 24 months and have a 7 year life. The warrants were valued at $97,100 under the Black-Scholes Option Pricing Model, and will be recorded ratably as an increase to additional paid-in-capital and recognized as interest expense over the vesting period.

The agreement between the Company and SVB contains certain covenants, which among other things, requires the Company to maintain a certain level of tangible net worth.

9.   LEASE COMMITMENTS

The Company rents administrative and warehouse space under operating leases.  The terms of the agreement expire on August 31, 2006.  Rent expense under these leases for the years ended December 31, 2004 and 2003 was $610,000 and $60,000 respectively.

Future minimum annual lease commitments at December 31, 2004 are as follows:
Year
2005	$ 672,000
2006	$ 448,000
Total	$1,120,000

10.       INCOME TAXES

The provision (benefit) for income taxes consists of:
	2004	2003

Current	$112,678	$(751,132)
Deferred	0	131,672

Total	$112,678	$(619,460)

The primary components comprising the net deferred tax assets (liabilities) are as follows:
	2004	2003
Deferred tax assets
Receivable reserves	$58,505	$39,000
Inventory reserves	91,268	169,632
Accrued expenses and other	64,235	284,158
Net operating loss	3,448,185	522,500
Impairment reserve	4,157,125	4,157,125

Deferred tax assets	7,819,318	5,172,415

Valuation Allowance	(3,851,582)	(4,195,552)

Deferred tax liabilities
Depreciation	(3,967,736)	(976,863)
Prepaid bond costs	(0)	(0)
Deferred tax	(3,967,736)	(976,863)
Net deferred tax asset	$ 0	$ 0

The valuation allowance decreased by $343,970, and increased by $4,195,552, for the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2004, we had federal and state net operating loss carryforwards of approximately $8,841,500 for income tax purposes expiring in years 2023 to 2024.

The effective tax (benefit) rate differs from the Federal statutory tax rate for the following reasons:

	2004	2003
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of Federal benefit	(4.7)	(2.5)
Non deductible expenses	105.4	0.0
Valuation allowance	(154.4)	32.6
Adjustments for AMT	50.6	0.0
Other adjustments	87.7	(2.1)
Effective rate	50.6%	(6.0)%

11. COMMON STOCK

Stock Options Plans

The Company has two stock option plans that authorize the granting of options to officers, key employees and directors to purchase the Company’s common stock at prices equal to the market value of the stock at the date of grant. Under these plans, the Company has 152,600 shares available for future grants as of December 31, 2004.  The exercise price of all employee and director options granted in 2004 were at fair market value.

On January 1, 2004, July 23, 2004, September 13, 2004, and October 25, 2004, the Company issued options to purchase 60,000, 6,000, 210,000, and 50,000 shares of common stock at exercise prices of $0.53, $1.18, $1.08, and $1.32, respectively, to four directors as compensation for their services in their roles as directors.  Under the Company’s stock option plans, awards to directors vest immediately at the date of grant.  These awards have been accounted for as employee awards in accordance with the accounting guidance under APB 25 and related interpretations.

Also in January 2004, the Company issued options to purchase 100,000 and 25,000 shares of common stock at exercise prices of $0.55 and $0.80, respectively, to employees.  On July 23, 2004, the Company issued options to an employee to purchase 25,000 shares of common stock at an exercise price of $1.18.  These employee awards vest ratably over five years.

On July 28, 2004, the Company issued options to purchase 400,000 shares of common stock at an exercise price of $1.16 to the chief executive officer in connection with the Company’s filing of a registration statement with the SEC.  This employee award vested immediately at the date of grant.

As discussed in Note 3, the Company issued 104,167 options to the owner of ASC to purchase common stock at an exercise price of $1.35.  This nonemployee award vested immediately at the date of grant.  A summary of the status of the Company’s stock option plans and changes are presented in the following table:

For the Year Ended December 31,
	2004		2003
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of year	450,025	$4.06	412,575	$7.20
Granted	980,167	$0.74	250,200	$0.86
Exercised	(21,150)	$0.54	0	0
Forfeited	(9,825)	$4.60	(212,750)	$6.41
Options outstanding at End of year	1,399,217	$2.00	450,025	$4.06
Exercisable at end of year	1,318,867	$2.10	269,913	$5.29

The weighted average fair value of options granted in 2004 and 2003 was $1.04 and $0.87, respectively, and was estimated at the grant date using the Black-Scholes options pricing model with the following weighted average assumptions: Expected volatility of 169.37% and 97.68%; risk-free interest rate of 4.25% and 2.8%; expected life of 4.89 and 10.00 years; and no dividend yield, respectively.

Options outstanding and exercisable at December 31, 2004, by price range:

	Outstanding		Exercisable
Range of exercise prices	Shares	Weighted average Remaining contractual life	Weighted average exercise price	Shares	Weighted average exercise price
$0.53 to 0.67	284,000	3.80	$0.61	234,000	$0.62
0.80 to 1.18	687,400	2.69	1.11	657,050	1.12
1.25 to 1.35	230,167	9.57	1.31	230,167	1.31
6.74 to 8.38	177,650	0.46	7.39	177,650	7.39
13.78	20,000	0.75	13.78	20,000	13.78
	1,399,217	3.74	2.00	1,318,867	2.10

The Company recorded stock compensation expense in 2004 of $91,195 relating to 144,000 options issued to Jim Mayer in connection with a consulting agreement between the Company, Jim Mayer, and Credit Support International LLC.  The options have an exercise price of $.67 per share, are valued at $91,195 under the Black-Scholes Option Pricing Model, and vest ratably over a period of 12 months.  The options are recorded ratably as an increase to additional paid-in capital and recognized as stock compensation expense over the vesting period.

Series A Preferred Stock

The Series A Preferred Stock contains a beneficial conversion feature, since the conversion price of the common stock is to be 85% of the fair value of the stock at the time of conversion.  The fair value of the beneficial conversion feature was designated to be approximately $1,903,800 under the Black-Scholes Option Pricing Model and was recorded as a preferred stock dividend in the statement of income and an equivalent increase to the accumulated deficit during the third quarter.  This was valued in accordance with EITF 00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments).  This expense recognition is a one-time charge, and resulted in a decrease to basic and diluted earnings per common share in the third quarter, but will have no effect on total Stockholders’ Equity.

Common Stock Purchase Warrants

The Company issued three year warrants to purchase an aggregate of 1,530,000 shares of Common Stock at an exercise price of $1.28 per share to the three purchasers of the Series A Preferred Stock and to Mercator Advisory Group, LLC, on the closing date of the sale of the Series A Preferred Stock. The fair value of the warrants was designated to be $848,750 under the Black-Scholes Option Pricing Model and is reflected in the statement of stockholders’ equity as an increase to additional paid in capital.

The Company issued seven year warrants to purchase an aggregate of 85,000 shares of Common Stock to Silicon Valley Bank. The warrants have an exercise price of $1.51 per share, vest ratably over 24 months and have a 7 year life.  The warrants are valued at $97,100 under the Black-Scholes Option Pricing Model.

Warrants outstanding and exercisable are as follows:

Exercise Price	Number Outstanding at 12/31/04	Weighted Ave. Remaining Life	Weighted Ave. Exercise Price	Number Exercisable at 12/31/04	Weighted Ave. Exercise Price
$1.28	1,530,000	2.6	$1.28	212,500	$1.28
1.51	85,000	6.5	1.51	21,250	1.51
	1,615,000			233,750

12. PREFERRED STOCK

On July 28, 2004, M-Wave closed an equity financing agreement with the Mercator Advisory Group.  The Company issued 30,000 shares of the Company’s newly designated Series A Preferred Stock to Mercator Momentum Fund LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund Ltd. through Mercator Advisory Group LLC (“Mercator”) for $100 per share, or an aggregate of $3 million. The transaction provided M-Wave approximately $2.425 million, net of fees and expenses.  The Preferred Stock is convertible into approximately 3,061,000 shares of Common Stock. The conversion price is equal to 85% of the market price of our common stock at the time of the conversion; provided that in no event shall the conversion price be less than $0.98 per share or greater than $1.15 per share.  The numbers of Conversion Shares and Warrant Shares that any Purchaser may acquire at any time are subject to limitation in the Certificate of Designations and in the Warrants, respectively, so that the aggregate number of shares of Common Stock of which such Purchaser and all persons affiliated with such Purchaser have beneficial ownership (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) does not at any time exceed 9.99% of the Company's then outstanding Common Stock.

The Preferred Stock is nonvoting, bears no dividend, and has a sole preference of priority at par in liquidation over our common stock and any prior or subsequent series of preferred stock.

The Mercator entities have converted 6,000 shares of the Company’s preferred stock into 594,000 shares of Common Stock as of December 31, 2004.

13. SUBSEQUENT EVENTS

On February 25, 2005, the Company acquired Jayco Ventures Inc. assets for approximately $1,360,000 in cash. The Company financed the transaction with a portion of $1,550,000 in proceeds from the issuance on February 23, 2005 of $1,550,000 aggregate principal amount of promissory notes and warrants to purchase an aggregate of 434,783 shares of common stock. The issuances were made to Mercator Momentum Fund, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC), all of which are related entities. The Company paid fees totaling $35,000 to M.A.G. Capital, LLC in connection with the financing.

The promissory notes accrue interest at 10% per annum and have a term of 18 months. Upon sale of the Company’s real property at 215 Park Street, Bensenville, Illinois, the Company is required to prepay an aggregate of $325,000 under the promissory notes.

On April 11, 2005, the Company completed a new lending facility with Silicon Valley Bank which provided a total credit limit expansion from $4.5 million to $6.0 million.  This new facility will finance the DBS operations through a factoring facility for an initial period of up to 90 days, while continue to provide funds for the EMG division under the asset based line of credit.  Receivables under the factoring agreement will be factored at 80% availability while we will continue to have 85% availability on receivables under the ABL.  After 90 days, the Bank will review the performance of the newly acquired division, and the Company expects to be able to transition these receivables from factoring to the Company’s traditional asset based line of credit which will minimize our borrowing costs and provide added flexibility.  Other provisions of the ABL provide borrowing capabilities on inventories of both divisions of 50% of their net value, with a limit of $1,000,000, which is $250,000 above our current borrowing capacity on inventories.  Another added benefit of the new facility is the ability to issue up to $1,000,000 in letters of credit to Asian suppliers.  The Company expects this feature will provide additional flexibility in finding Asian vendors for new products as well as developing tertiary suppliers of existing products.  The combined borrowing from letters of credit, inventory, factoring, and receivables under the ABL cannot exceed $6 million.  The effective rate of interest under this agreement, including fees, is approximately 8%.

14. RELATED PARTY TRANSACTIONS

In April 2003, Credit Support International, LLC (CSI) based in Dallas, Texas; specifically, Jim Mayer its Managing Member, was retained by the Company, initially serving as a consultant and then Chief Restructuring Advisor to determine the Company’s viability and then facilitate a restructuring of M-Wave’s operations and financial position.  The Consulting Agreement was amended in September 2003.  As part of the agreement, Mayer was granted 144,000 options to acquire the Company’s common stock at a price of $0.67 per share.  The options vest ratably over a one year period commencing in September 2003 and expire on April 15, 2008.

Subsequent to Mr. Mayer’s employment with the Company on July 28, 2004, the consulting agreement was terminated and the options granted in the consulting agreement immediately vested.

15. EMPLOYEE BENEFIT PLAN

The Company terminated its defined contribution plan in 2004, and made no contributions during the year.

In 2003, the Company maintained a defined contribution retirement plan covering substantially all full-time employees.  The plan allowed for employees to defer up to 15% of their pretax annual compensation, as defined in the plan.  The Company matched up to 25% of the first 4% of base compensation that a participant contributed.  The Company matching contributions were $7,543 in 2003.  Additionally, the Company could have contributed discretionary amounts.   There were no discretionary contributions for 2003.

16. RESTRUCTURING CHARGES

As of December 31, 2004, the Company no longer maintained a restructuring reserve related to the Bensenville facility.

In September 2002, the Company moved its operations, including its headquarters, from its Bensenville, Illinois location to West Chicago, Illinois. In September, 2002 the Company recorded restructuring expenses of $1,752,000.  Restructuring expenses include costs associated with the closing, cleanup and disposition of the Bensenville facilities. These expenses include (1) the net write-down and disposal of approximately $986,000 of specific assets that were not required at the West Chicago facility, (2) cleanup, sale and related expenses of $680,000 for the Bensenville facilities and (3) severance payments of $86,000.  As of December 31, 2003, the Company had a remaining reserve of approximately $145,000 relating to the clean-up and disposition of the Bensenville facilities.

	Balance	Cash		Balance
Restructuring Charges 2003	Dec. 31, 2002	Paid	Non-Cash	Dec. 31, 2003
Bensenville	367,000	222,000	0	$145,000

	Balance	Cash		Balance
Restructuring Charges 2004	Dec. 31, 2003	Paid	Non-Cash	Dec. 31, 2004
Bensenville	145,000	145,000	0	$0

17. MANAGEMENT PLAN FOR CONTINUING OPERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has experienced significant improvement from the losses we recorded from operations in 2003 due to the decline in the telecom industry and substantial impairment losses on assets recorded in 2003.

Based upon the current level of operations and anticipated growth, management believes that the Company’s current cash plus future cash flow from operations, proceeds from the sale of certain fixed assets, funds obtained from Silicon Valley Bank (SVB), and debt financing received from Mercator on February 23, 2005 are adequate to cover the Company’s needs during the upcoming year.

The Company is continuing its efforts to sell its prior plant and improvements located in Bensenville, Illinois as soon as practicable.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None

Item 8A.  Controls and Procedures

(a) Disclosure controls and procedures.  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).

Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective, in timely alerting them to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission. We note that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

(b) Changes in internal controls. There was no change in our internal control over financial reporting during the twelve months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 8B.  Other Information

As described in Item 1 above, on December 31, 2004, we entered into an amendment of the SOA agreement described above.  The amendment is filed as an exhibit to the report.

Part III

Item 9. Directors and Executive Officers of the Registrant

Information required by this Item will be contained in the 2005 Proxy Statement or an amendment to this report and is incorporated herein by this reference.

Item 10.  Executive Compensation

Information required by this Item will be contained in the 2005 Proxy Statement or an amendment to this report and is incorporated herein by this reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be contained in the 2005 Proxy Statement or an amendment to this report and is incorporated herein by this reference.

Item 12.  Certain Relationships and Related Transactions

Information required by this Item will be contained in the 2005 Proxy Statement or an amendment to this report and is incorporated herein by this reference.

Item 13. Exhibits

	EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Certificate of Incorporation of the Company	1

3.2	Bylaws of the Company	1

3.3	Certificate of Designations for Series A Preferred Stock	5

4.1	Specimen Common Stock Certificate	4

10.1	Credit Agreement dated October 1, 2003 between Bank One, NA, the Company and Poly Circuits, Inc.	2

10.2	Consulting Agreement dated September 1, 2003 by and between the Company and Credit Support International, LLC.	2

10.3	2003 Stock Incentive Plan	2

10.4	Asset Purchase and Sale Agreement dated February 3, 2004 by and between the Company, Poly Circuits and Am-Wave, L.L.C.	2

10.5	Agreement for Strategic Operating Alliance dated February 3, 2004 by and between the Company and American Standard Circuits, Inc	2

10.6	Bill of Sale dated February 3, 2004 by and between Poly Circuits and Am-Wave, L.L.C.	2

10.7	Real Estate Sales Contract dated February 3, 2004 by and between the Company and AMI Partners, L.L.C.	2

10.8	Limited Liability Company Operating Agreement of Am-Wave, L.L.C. dated February 3, 2004 by and between Poly Circuits and American Standard Circuits, Inc.	2

10.9	Warranty Deed dated February 3, 2004 by and between the Company And AMI Partners, L.L.C.	2

10.10	Industrial Lease Agreement dated February 3, 2004 by and between the Company AMI Partners, L.L.C	2

10.11	Warrant to Purchase Stock dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.12	Accounts Receivable Financing Agreement dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.13	Intellectual Property Security Agreement dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.14	Amendment to Consulting Agreement, dated May 1, 2004, between the Company and Credit Support International, LLC	3

10.15	Letter Agreement with Paul Schmitt dated May 1, 2004	3

10.16	Employment Agreement dated July 28, 2004 between the Company and Jim Mayer	4

10.17	Employment Agreement dated July 28, 2004 between the Company and Joseph A. Turek	4

10.18	Employment Agreement dated May 1, 2004 between the Company and Robert Duke	4

10.19	Subscription Agreement dated June 28, 2004 between Company and Mercator Advisory Group	4

10.20	Stock Registration Rights Agreement dated June 28, 2004 between Company and Mercator Advisory Group	4

10.21	Nonstatutory Stock Option Agreement dated July 28, 2004 between Company and Jim Mayer	4

10.22	Amendment to Loan Documents, dated December 17, 2004 between M-Wave, Inc. and Silicon Valley Bank	6

10.23	Loan and Security Agreement, dated June 28, 2004, between M-Wave, Inc. and Silicon Valley Bank	6

10.24	Asset Purchase Agreement, dated February 25, 2005 by and between Jayco Ventures, Inc. and M-Wave DBS, Inc.	7

10.25	Employment Agreement, dated February 25, 2005 between M-Wave DBS, Inc. and Jason Cohen	7

10.26	Employment Agreement, dated February 25, 2005 between M-Wave DBS, Inc. and Joshua Blake	7

10.27	Promissory Note, dated February 23, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	7

10.28	Promissory Note, dated February 23, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.	7

10.29	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	7

10.30	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.	7

10.31	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to M.A.G. Capital, LLC	7

10.32	SOA Amendment dated December 31, 2004	Filed Herewith

10.33	Purchase Agreement between M-Wave and American Standard dated December 31, 2004	Filed Herewith

10.34	Nonstatutory Stock Option Agreement dated December 31, 2004 between Company and Gordhan Patel	Filed Herewith

10.35	Loan and Security Agreement, dated April 11, 2005, between M-Wave, Inc. and Silicon Valley Bank	Filed Herewith

10.36	Assumption Agreement and Amendment to Loan Documents, dated April 11, 2005, between M-Wave, Inc. and Silicon Valley Bank	Filed Herewith

21	Subsidiaries	Filed Herewith

23.1	Consent of McGladrey and Pullen, LLP	Filed Herewith

23.1	Consent of Grant Thornton, LLP	Filed Herewith

31.1	Certification Pursuant to 18 U.S.C. Section 135D, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification Pursuant to 18 U.S.C. Section 135D, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(1)	Incorporated herein by reference to the applicable exhibit to Registrant’s Registration Statement on Form S-1 (Registration No. 33-45499)

(2)	Incorporated herein by reference to the applicable exhibit to the Registrants quarterly report on form 10-K for the quarter ended December 31, 2003

(3)	Incorporated herein by reference to the applicable exhibit to the Registrants quarterly report on form 10-QSB for the quarter ended March 31, 2004

(4)	Incorporated herein by reference to the applicable exhibit to the Registrants quarterly report on form 10-QSB for the quarter ended June 30, 2004

(5)	Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed July 6, 2004

(6)	Incorporated herein by reference to the applicable exhibit to the Registrants form 8-K dated December 30, 2004

(7)	Incorporated herein by reference to the applicable exhibit to the Registrants form 8-K dated March 2, 2005

Item 14. Principal Accountant Fees and Services

During the year 2004 we retained McGladrey and Pullen to provide services in the following categories and paid the following approximate amounts.  (Fees for 2003 were paid to Grant Thornton):

	2004	2003

Audit fees	$132,000	$ 73,119
Audit–related fees	17,864	1,836
Tax fees	33,776	62,515
All other	0	0
Total fees	$ 183,640	$ 137,470

Audit fees are those fees for professional services rendered in connection with the audit of our annual consolidated financial included in our Annual Report on Form 10-KSB and the review of our quarterly consolidated financial statements included in our Quarterly Report on Form 10-QSB and SEC registration statements that are customary under auditing standards of the Public Company Accounting Oversight Board (United States).

Audit-related fees consist primarily of services rendered in connection with due diligence assistance and consultation on financial accounting and reporting standards.

Tax fees are primarily for preparation of tax returns, assistance with tax audits and appeals, advice on acquisitions and technical assistance.

All of the non-audit services disclosed above for 2003 and 2004 were pre-approved by the Audit Committee in accordance with the procedures described below.  The Audit Committee considered whether the non-audit consulting services provided by the auditors' firm could impair the auditors' independence and concluded that such services have not impaired the auditors' independence.

All services to be provided by McGladrey & Pullen, LLP are subject to pre-approval by the Audit Committee. The Chairman of the Audit Committee informally pre-approves audit and non-audit services, up to $5,000, with such pre-approvals subsequently ratified by the full Audit Committee. Typically, however, the Audit Committee itself reviews the matters to be approved. The Audit Committee periodically monitors the services rendered by and actual fees paid to the independent auditors to ensure that such services are within the parameters approved by the Audit Committee. The Sarbanes-Oxley Act prohibits an issuer from obtaining certain non-audit services from its auditing firm so as to avoid certain potential conflicts of interest; the Company will not obtain any of these prohibited services from McGladrey & Pullen, LLP, and the Company is able to obtain such services from other service providers at competitive rates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M~WAVE, Inc.

By: /s/ Jim Mayer
Jim Mayer
Chief Executive Officer
April 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jim Mayer	/s/ Carl Klein
Jim Mayer	Carl Klein
Chief Executive Officer	Chairman of the Board
April 15, 2005	April 15, 2005

/s/ Joseph A. Turek	/s/ Gregory E. Meyer
Joseph A. Turek	Gregory E. Meyer
President and COO	Director
April 15, 2005	April 15, 2005

/s/ Jeff Figlewicz	/s/ James A. Skelton
Jeff Figlewicz	James A. Skelton
Corporate Controller	Director
(Principal Accounting and Financial Officer)	April 15, 2005
April 15, 2005

/s/ Gary Castagna
Gary Gastagna
Director
April 15, 2005

EXHIBIT 21

SUBSIDIARY	JURISDICTION OF ORGANIZATION

M-Wave DBS, Inc.	Illinois

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated January 14, 2005, except for the acquisition discussed in Note 13 as to which the date is February 25, 2005 and the financing also discussed in Note 13 as to which the date is April 11, 2005, on the consolidated financial statements of M-Wave, Inc. and Subsidiaries which are included in the Annual Report of M~Wave, Inc. and Subsidiaries on Form 10-KSB for the year ended December 31, 2004.  We hereby consent to the incorporation by reference of our report in the Registration Statements of M~Wave, Inc. and Subsidiaries on Form S-8 (No. 333-119269 and No. 33-72650) and Form S-3 (File No. 33-98712).

/s/ MCGLADREY & PULLEN LLP

Schaumburg, Illinois

April 15, 2005

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the registration statements on Form S-3 (File No. 33-98712) and Form S-8 (Nos. 33-72650 and 333-119269) of M~Wave, Inc. of our report dated March 26, 2004, except for footnotes 8 and 17 which is dated March 31, 2004, relating to the consolidated balance sheet of M~Wave, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, which reports appear in the December 31, 2004 annual report on Form 10-KSB of M~Wave, Inc.

/s/ GRANT THORNTON LLP

Chicago, Illinois

April 15, 2005

EXHIBIT 31

Certifications

I, Jim Mayer, Chief Executive Officer of M-Wave, Inc., certify that:

1.         I have reviewed this annual report on Form 10-KSB of M-Wave, Inc.;

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

4.         The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2005

By: /s/ Jim Mayer
Jim Mayer
Chief Executive Officer

EXHIBIT 31

Certifications

I, Jeff Figlewicz, Corporate Controller of M-Wave, Inc., certify that:

1.         I have reviewed this annual report on Form 10-KSB of M-Wave Inc.;

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

4.         The registrant’s other certifying officers and I am responsible for establishing and maintaining     disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2005

By: /s/ Jeff Figlewicz
Jeff Figlewicz
Corporate Controller and Principal Accounting Officer

EXHIBIT 31.1

CERTIFICATION UNDER SECTION 906 of the SARBANES-OXLEY ACT OF 2002

I, Jim Mayer, Chief Executive Officer of M-Wave, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)        the Annual Report on Form 10-KSB of the Company for the period ended December 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 15, 2005	/s/ Jim Mayer
Jim Mayer
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION UNDER SECTION 906 of the SARBANES-OXLEY ACT OF 2002

I, Jeff Figlewicz, Corporate Controller of M-Wave, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)        the Annual Report on Form 10-KSB of the Company for the period ended December 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 15, 2005	/s/ Jeff Figlewicz
Jeff Figlewicz
Corporate Controller and Principal Accounting Officer

