Form 10QSB
period 2005-03-31
M WAVE INC
filed 2005-05-16
CIK 883842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

☐ YES     ☒ NO

The registrant has 5,956,180 shares of common stock outstanding at March 31, 2005.

M-WAVE, INC.

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 (unaudited)	Page 3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (unaudited)	Page 4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)	Pages 5
	Notes to Consolidated Financial Statements (unaudited)	Pages 6-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages 11-17
Item 3.	Controls and Procedures	Page 17
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	Page 18

Item 6.	Exhibits	Page 19
	Signatures	Page 20

Part I – Financial Information

Item 1:  Financial Statements

M~Wave, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	MARCH 31, 2005	DECEMBER 31, 2004
CURRENT ASSETS:
Cash	$ 941,971	1,321,445
Accounts receivable, net of allowance for
doubtful accounts 2005 $75,000; 2004 $75,000	3,224,340	2,040,768
Inventories, net	1,325,655	785,979
Prepaid product credits	295,000	340,000
Prepaid expenses and other assets	474,208	136,865
Total current assets	6,261,174	4,625,057
MACHINERY AND EQUIPMENT:
Machinery and equipment	517,027	346,665
Less accumulated depreciation	(41,633)	(23,736)
Machinery and equipment - net	475,394	322,929
Land, building and improvements held for sale and idle	745,821	745,821
Intangibles assets, net	57,500	0
Investment in equity securities	225,000	225,000
Goodwill	572,994	0
TOTAL	$ 8,337,883	$ 5,918,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,818,363	$ 1,163,013
Accrued expenses	600,740	518,484
Note payable, bank, net	1,691,066	1,189,192
Total current liabilities	4,110,169	2,870,689

LONG TERM DEBT, NET	1,182,313	0

STOCKHOLDERS' EQUITY:
Series A preferred stock, $100 par value; authorized 30,000 shares; issued and outstanding 2005:15,000 shares 2004: 24,000 shares	788,150	1,261,010
Common stock, $.005 par value; authorized 20,000,000 shares, issued and outstanding 2005: 5,956,180 shares; 2004: 5,059,028 shares	38,460	33,974
Additional paid-in capital	12,685,205	11,840,351
Accumulated deficit	(8,121,244)	(7,802,244)
Treasury stock, at cost 1,735,815 shares	(2,285,170)	(2,285,170)
Total stockholders' equity	3,045,401	3,048,118
TOTAL	$ 8,337,883	$ 5,918,807

See notes to unaudited consolidated financial statements.

M~WAVE, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2005	2004
NET SALES	$ 4,956,147	$ 3,916,078

COST OF GOODS SOLD	3,889,157	2,963,577
Gross profit	1,066,990	952,501

OPERATING EXPENSES:
General and administrative	1,077,777	469,412
Selling and marketing	307,498	279,101
Impairment loss recognized on investment in AM-Wave, LLC	0	136,000
Stock compensation	0	82,040

Total operating expenses	1,385,498	966,553

Operating loss	(318,285)	(14,052)

OTHER INCOME (EXPENSE):
Interest income	4,301	31,052
Interest expense	(65,214)	0
Trade debt forgiveness	0	117,425
Total other income (expense), net	(60,913)	148,477

(LOSS) INCOME BEFORE INCOME TAXES	(379,198)	134,425

Provision for income taxes	0	0

NET (LOSS) INCOME	$ (379,198)	$ 134,425

Preferred Stock Beneficial Conversion Feature	0	0

NET (LOSS) INCOME ATTRIBUTABLE
TO COMMON SHAREHOLDERS	$ (379,198)	$ 134,425

Weighted average shares outstanding	5,601,271	4,443,497

BASIC (LOSS) INCOME PER SHARE	$ (0.07)	$ 0.03

Diluted weighted average shares outstanding	7,376,195	4,666,651

DILUTED (LOSS) INCOME PER SHARE	$ (0.07)	$ 0.03

See notes to unaudited consolidated financial statements.

M~WAVE, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(379,198)	$ 134,425
Adjustments to reconcile net (loss) income to net cash flows used in operating activities:
Loss on disposal of property, plant, and equipment	0	81,596
Depreciation and amortization	17,897	9,000
Amortization of intangible assets	2,500	0
Amortization of discount on note payable, bank	12,138	0
Amortization of discount on long term debt	8,793	0
Trade debt forgiveness	0	(117,425)
Impairment loss recognized on investment in AM-Wave, LLC	0	136,000
Stock compensation recognized on options and warrants	0	82,040
Changes in assets and liabilities:
Accounts receivable	(683,572)	46,593
Inventories	(339,676)	(215,818)
Prepaid expenses and other assets	(292,343)	(22,175)
Accounts payable	655,350	(675,309)
Accrued expenses	82,256	(501,457)
Net cash flows used in operating activities	(915,855)	(1,042,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of machinery and equipment	(70,362)	(28,500)
Proceeds from sale of land, building and equipment,
net of disposal costs	0	2,632,176
Acquisition of business	(1,432,994)	0
Net cash flows (used in) provided by investing activities	(1,503,356)	2,603,676

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	0	740
Net borrowings on note payable, bank	489,736	1,491,581
Repayment of long term debt	0	(2,457,073)
Borrowings on long term debt	1,550,000	0
Net cash flows provided by (used in) financing activities	2,039,736	(964,752)

NET (DECREASE)/INCREASE IN CASH:	(379,474)	596,394
Beginning of period	1,321,445	249,343
End of period	$ 941,971	$ 845,737

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Contribution of equipment for investment in AM-Wave, LLC	$0	$777,200
Stock options issued in connection with consulting agreement	0	53,195
Stock warrants issued in connection with SOA agreement	0	28,845
Stock warrants issued in connection with bank financing agreement	0	0
Stock warrants issued in connection with preferred stock offering	0	0
Stock warrants issued as discount on long-term debt	376,480	0

Acquisition of Business:
Accounts receivable	$ 500,000	$0
Inventories	200,000	0
Machinery and equipment	100,000	0
Intangible assets	60,000	0
Goodwill, including acquisition costs of $72,994	572,994	0
Total	$ 1,432,994	$0

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

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

2.   Acquisition of  Business

On February 25, 2005 M-Wave, Inc. through its wholly owned subsidiary, M-Wave DBS, Inc., purchased substantially all of the assets of Jayco Ventures Inc. (JVI), for approximately $1,360,000.  Included in the acquisition price is approximately $60,000 of acquired intangible assets, which consists of patents, customer relationships, and customer backlogs.  The weighted average estimated economic life of the acquired intangible assets is approximately three years.  The acquisition also resulted in goodwill of approximately $573,000, which has been pushed down to the DBS business segment.  All operations from this date forward are included in the consolidated results of M-Wave, Inc. All material inter-company transactions have been eliminated in consolidation.

3. Realization of Assets

The Company continues its efforts to sell its prior plant and improvements located in Bensenville, Illinois as soon as practicable.

4. Inventories

Inventory is carried at the lower of cost (first-in, first-out) or market.  Substantially all the Company’s inventories are in finished goods held for sales to customers supported by annual forecasts, firm purchase orders or contracts.

5. Business Segments

Concurrently with the acquisition, M-Wave established two operating units.  The Company's existing printed circuit board and related custom component business is now known as M-Wave EMG [Electro-Mechanical Group].   Concurrently, Robert Duke, Vice President of Corporate Sales, was named President-EMG division.  Jason Cohen, former CEO of JVI, was hired as President-DBS division.  The Company operates in two segments, Electromechanical (EMG) and Digital Broadcast Satellite (DBS).  The Company currently does not allocate corporate expenses.  These costs are currently incurred within the EMG results.  Information about the Company by segment is presented below for the three months ended March 31:

	Three months ended March 31,
	2005	2004
Net Sales
EMG Group	$4,721,000	$3,916,000
DBS Group	235,000	0
Consolidated net sales	$4,956,000	$3,916,000

Operating loss
EMG Group	(231,727)	(14,052)
DBS Group	(86,558)	0
Consolidated operating loss	(318,285)	(14,052)

Interest and other income (expense)	(60,913)	148,477

Consolidated (loss) income before
Income taxes	$(379,198)	$ 134,425

Depreciation expense
EMG Group	16,230	9,000
DBS Group	1,667	0
Consolidated depreciation expense	17,897	9,000

Capital Expenditures
EMG Group	10,750	28,500
DBS Group	59,612	0
Consolidated capital expenditures	70,362	28,500

Total Assets
EMG Group	6,070,228	5,918,807
DBS Group	2,267,655	0
Consolidated total assets	8,337,883	5,918,807

6. Debt

On April 11, 2005, the Company amended its facility with Silicon Valley Bank, which provided a total credit limit expansion from $4.5 million to $6.0 million.  This new facility will finance the DBS operations through a Mini-ABL (asset based lending) facility for an initial period of up to 90 days, while continuing to provide funds for the EMG division under the asset based line of credit.  Receivables under the Mini-ABL agreement will be loaned at 80% availability while we will continue to have 85% availability on receivables under the ABL.  After 90 days, the Bank will review the performance of the newly acquired division, and the Company expects to be able to transition these receivables from Mini-ABL to the Company’s traditional asset based line of credit which will minimize our borrowing costs and provide added flexibility.  Other provisions of the ABL permit borrowing capabilities against inventories of both divisions in amounts up to 50% of their net value, with a limit of $1,000,000, which is $250,000 above the previous borrowing capacity on inventories.  Another added benefit of the new facility is the ability to issue up to $1,000,000 in letters of credit to Asian suppliers.  The Company expects this feature will provide additional flexibility in finding Asian vendors for new products as well as developing tertiary suppliers of existing products.  The combined borrowing from letters of credit, inventory, factoring, and receivables under the ABL cannot exceed $6.0 million.  The effective rate of interest under this agreement, including fees, is approximately 8%.

We financed the acquisition of JVI with a portion of $1,550,000 in proceeds from the issuance on February 23, 2005 of $1,550,000 aggregate principal amount of promissory notes and warrants to purchase as aggregate of 434,783 shares of common stock. The issuances were made to Mercator Momentum Fund, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC), all of which are related entities.  The warrants have a term of three years with an exercise price of $1.15 per share. The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $490,000 based on a fair value price of $1.14, assuming an expected life of 3 years, a risk-free interest rate of 3.63%, volatility of 260.7%, and no dividend yield.  When combined with the face value of the notes, these warrants result in a debt discount with an allocated fair value of approximately $376,000.  This debt discount will be expensed using the effective interest rate method.  This debt discount, combined with the stated interest rate of 10%, results in an effective interest rate of approximately 25%.

The promissory notes accrue interest at 10% per annum and have a term of 18 months. Upon sale of our real property at 215 Park Street, Bensenville, Illinois, we are required to prepay an aggregate of $260,000 under the promissory notes. This payment is subordinated to the Silicon Valley Bank agreement.

7. Equity

During the first quarter of 2005, Mercator converted 9,000 shares of preferred stock into 897,152 common shares. As of March 31, 2005 there are 15,000 preferred shares outstanding. Mercator also converted 2,500 preferred shares on April 20, 2005 into 242,718 common shares. Below is a tabulation of the potentially dilutive securities:

	For the three months ended March 31,
	2005	2004
Weighted average shares outstanding	5,601,271	4,443,497
Options in the money, net	213,842	223,154
Warrants in the money, net	30,470	0
Preferred shares convertible to Common	1,530,612	0
Total Potentially Dilutive shares	7,376,195	4,666,651

With respect to the preferred shares convertible to common shares, the numbers of Conversion Shares and Warrant Shares that any Purchaser may acquire at any time are subject to limitation in the Certificate of Designations and in the Warrants, respectively, so that the aggregate number of shares of Common Stock of which such Purchaser and all persons affiliated with such Purchaser have beneficial ownership (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) does not at any time exceed 9.99% of the Company's then outstanding Common Stock.

8. Litigation

The Company is not a party to any litigation whose outcome is expected to have a material adverse effect on the financial position or results of operations of the Company.

9. Impairment of Long-Lived Assets to be Held and Used

The Company did not record an impairment loss of in the first three months of 2005.  It did record an impairment loss of $136,000 in the first three months of 2004 due to the investment in Am-Wave, LLC.

10. Stock-Based Compensation

Stock-based employee compensation, including stock options, for the three months ended March 31, 2005 and 2004 was accounted for under the intrinsic value-based method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Therefore, no compensation expense was recognized for those stock options because they had no intrinsic value on the date of grant.

The Company did not record any stock option expense in the first three months of 2005. In the first quarter of 2004 it recorded $82,040 relating to options issued in connection with the consulting agreements between the Company and Credit Support International LLC and Gordhan Patel.

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 net (loss) income would have increased or decreased, resulting in pro forma net (loss) income and EPS as presented below:

	Three Months
	Ended March 31,
	2005	2004

Net (loss) income, as reported	$(379,198)	$134,425
Deduct: Stock-based employee compensation expense, net of related tax effects determined under fair-value method for all awards	$(61,470)	$(90,994)

Pro forma net (loss) income	$(440,668)	$43,431

EPS, as reported
Basic	$(0.07)	$0.03
Diluted	$(0.07)	$0.03
Pro forma EPS
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$0.01

The weighted average fair value of employee options included in the pro forma compensation expense above for 2005 and 2004 is $1.23 and $3.93, respectively.  The fair value of options was estimated at the date of grant using the Black-Scholes pricing model assuming expected life of 5.0 and 8.3 years, risk-free interest rate of 3.71% and 4.47%, volatility of 309.5% and 149.7%, and no dividend yield for 2005 and 2004, respectively.

11. Vendor Forgiveness

In 2003, the Company entered into agreements with several suppliers to pay trade balances owed.  There was no trade debt forgiveness recorded during the first three months of 2005, and $117,425 recorded in the first three months of 2004.

12. Taxes

Management believes that the Company has adequate net operating loss carry forwards available that, if utilized, would offset any taxable income generated by the Company throughout the remainder of 2005.

13. Reclassifications

Certain items in the 2004 financial statements have been reclassified to conform to the 2005 presentation with no effect on net income for the period then ended.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

The Company

We are a value added service provider of high performance printed circuit boards used in a variety of digital and high frequency communications applications for a variety of telecommunications and industrial electronics applications. We satisfy our customers’ requirements for telecommunications and industrial electronics printed circuit boards, either rigid, flexible or bonded, by directly booking orders, supervising and inspecting outsourced manufacture of such boards through our global base of production partners located in China and Southeast Asia, and domestically, through American Standard Circuits, Inc. (ASC) or other pre-screened production partners.

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

As discussed in the notes to the financial statements, the Company’s wholly owned subsidiary, M-Wave DBS, Inc., purchased substantially all of the assets of Jayco Ventures, Inc. Technologies (JVI).  M-Wave DBS, Inc. d/b/a JVI is a virtual manufacturer and global supplier to the Digital Broadcasting Satellite (DBS) industry that includes a growing number of proprietary product lines including the TrunkLine Millenium® commercial SMATV head end gear, JVI L-Band passive splitters and multi-switches, Treadclip plastic fasteners, Signaloc® meters used in DBS installations and the Kompressor® universal RF connector line.

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

Direct competitors to JVI in the DBS market include Pro Brand International, Applied Telecom and Blonder Tongue.  JVI distinguishes itself from competitors by proprietary products and commitment to value added services. Currently JVI has 15 employees based out of Fort Lauderdale, FL.

Net Sales

Net sales were approximately $4,956,000 for the quarter ended March 31, 2005, an increase of approximately $1,040,000 or 27% above the first quarter of 2004.  M-Wave EMG net sales were approximately $4,721,000, an increase of approximately $805,000 or 20.6% versus the first quarter of 2004. M-Wave DBS net sales were approximately $235,000 in the first quarter of 2005 which consists of approximately one month of sales for our new DBS division that was formed upon our acquisition of Jayco Ventures on February 25, 2005.

Within our EMG segment, the radio frequency “RF” product line sales were approximately $2,384,000 during the first three months of 2005 versus $1,967,000 for the first three months of 2004, an increase of approximately $417,000, or 21%. Sales within our digital product line were approximately $2,337,000 during the first three months of 2005 versus $1,949,000 for the first three months of 2004, an increase of $388,000 or 20%.

As indicated above, both of our core product lines within the EMG segment continue to experience year over year growth, which is supported by the overall domestic growth for our products and increased demand at virtually all of our major customers.

Currently, the DBS segment does not have multiple product lines.

Gross Profit (Loss) and Cost of Goods Sold

The Company’s gross profit for the first quarter of 2005 was approximately $1,067,000, or 21.5% of Net Sales, compared to a gross profit of approximately $953,000, or 24.3% of Net Sales, for the first quarter of 2004.

Gross profit at our EMG and DBS divisions were approximately $1,008,000 and $59,000 respectively for the first three months of 2005 compared to approximately $953,000 and $0 for the first three months of 2004. As we build the DBS business we anticipate improved margins in the later part of 2005.

Operating Expenses

General and administrative expenses were approximately $1,078,000 or 21.7% of net sales in the first quarter of 2005 compared to approximately $469,000 or 12.0% of net sales in the first quarter of 2004, an increase of approximately $609,000.  General and administrative expenses for the EMG group was approximately $955,000 for the first three months of 2005 compared to expenses of approximately $469,000 for the first quarter of 2004.  General and administrative expenses for the DBS group were approximately $123,000 for the first quarter of 2005 compared to $0 in the first quarter of 2004.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the first quarter of 2004, payroll related expenses increased $220,000 primarily related to a one-time payment of incentive compensation of approximately $100,000 and expenses related to increased staffing of approximately $120,000.  Professional services, which include legal, auditing, and consulting fees, decreased approximately $22,000 in 2005 compared to prior year expenses.  Costs related to being a public company, such as investor relations, corporate development, and Sarbanes-Oxley expenses, increased approximately $128,000 in the first three months of 2005 compared to the first quarter of 2004.  Expenses related to the strategic operating alliance agreement (SOA) with American Standard Circuits, Inc. (ASC) increased approximately $93,000 based upon the full impact of expenses year over year combined with costs included in the amended agreement signed in December 2004. Other expenses. increased approximately $190,000 during the first quarter of 2005 primarily related to changes in estimates in transitioning from a manufacturing operation to a service operation, which was recorded during the first quarter of 2004.

Selling and marketing expenses were approximately $307,000 or 6.2% of net sales in the first quarter of 2005 compared to approximately $279,000 or 7.1% of net sales in the first quarter of 2004. Selling and marketing expenses for the EMG group was approximately $285,000 for the first three months of 2005 compared to expenses of approximately $279,000 for the first quarter of 2004.  General and administrative expenses for the DBS group were approximately $23,000 for the first quarter of 2005 compared to $0 in the first quarter of 2004.  Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the first quarter of 2004, commissions paid to independent sales organizations decreased $72,000; payroll-related expenses increased $43,000 primarily due to a one-time payment of incentive compensation. Travel related expenses increased approximately $12,000 in the first quarter of 2005 versus 2004.

The Company did not record an impairment loss in the first quarter of 2005. It did record a loss of $136,000 in the first three months of 2004. The charge was recorded to adjust the carrying value of its investment in AM-Wave, LLC to its estimated net realizable value.

The Company recorded no stock compensation expense in the first quarter of 2005. The Company recorded $82,000 in stock compensation expense in the first quarter of 2004 related to consulting agreements with Credit Support International CSI and Gordhan Patel.

Operating Loss

Operating loss was approximately $318,000 in the first quarter of 2005 compared to an operating loss of approximately $14,000 in the first quarter of 2004. Gross margins increased approximately $114,000 in the first quarter of 2005 primarily related to the increased sales volumes compared to the first three months of 2004. Costs related to impairment charges and stock compensation decreased by $136,000 and $82,000 respectively compared to the prior period as discussed in the operating expense section above.  Administrative and selling expenses increased by approximately $636,000 compared to the prior period also as discussed above in the operating expenses section.

Interest Income

Interest income from short-term investments was approximately $4,000 in the first quarter of 2005 compared to approximately $31,000 in the first quarter of 2004.

Interest Expense

Interest expense was approximately $65,000 in the first quarter of 2005, primarily related to the financing costs with Silicon Valley Bank of approximately $44,000.  There was no interest expense recorded in the first quarter of 2004.   The Company recorded non-cash interest expense of approximately $21,000 in the first quarter of 2005 compared to $0 in the first quarter of 2004.  These expenses are related to the amortization on warrants to Silicon Valley Bank for approximately $12,000 related to the financing agreement, and approximately $9,000 related to the Mercator issuance of long-term debt.

Other Income

The Company did not record any other income/expense in the first quarter of 2005.  The Company recorded approximately $117,000 related to trade debt forgiveness in the first quarter of 2004.

Income Taxes

During the first quarter of 2005 and 2004, the Company recorded no income tax expense.

Liquidity and Capital Resources

Net cash used by operations was approximately $916,000 for the first three months of 2005 compared to approximately $1,043,000 used by operations for the first three months of 2004.

Accounts Receivable increased approximately $684,000 due to increased sales in the first quarter. Inventories increased approximately $340,000 related to increased activity in EMG business. Accounts Payable increased approximately $655,000 primarily due to the purchase of inventory items necessary to support anticipated near term sales of our products.

Capital expenditures were approximately $70,000 in the first three months of 2005 compared to approximately $29,000 in the first three months of 2004.  The current year expenses consisted primarily of purchases of computer equipment for the DBS division as well as purchases related to integrating the DBS division into the Company’s current ERP system.

Net cash used in investing activities was approximately $1,503,000 for the first three months of 2005 compared to investing activities that provided approximately $2,604,000 during the first three months of 2004.  The prior year activity included $2,632,807 in proceeds received from the sale of assets to American Standard Circuits.  Current year activity was primarily related to the acquisition of the Jayco business in February 2005.

Net cash provided by financing activities increased by approximately $2,040,000 related to the issuance of long-term debt of $1,550,000 and increases in our credit facility of approximately $490,000 during the first quarter of 2005.  Net cash used in financing activities was approximately $965,000 during the first three months of 2004 primarily related to repayments of debt with proceeds from sales of assets and the establishment of the credit facility with Silicon Valley Bank during the first quarter of 2004.

Currently the Company is committed to further investments to grow the business, but if the Company is unable to secure adequate financing, the Company may be forced to modify its strategic growth plan.

Based upon the current level of operations and anticipated growth, equity and debt financing received during the past year, and the expansion of our credit facility subsequent to the acquisition of Jayco Ventures Inc., we believe that we will be able to meet our anticipated liquidity requirements through the remainder of the fiscal year.

Inflation

Management believes inflation has not had a material effect on the Company’s operations or on its financial position.  However, expected supplier price increases that average approximately 3-5% may have a material effect on the Company’s operations and financial position in the remainder of 2005, if the Company is unable to pass through those increases under its present contracts.

Foreign Currency Transactions

All of the Company’s foreign transactions are negotiated, invoiced and paid in United States dollars.

Risk Factors Affecting Business and Results of Operations

This report, as well as our other reports filed with the SEC, our press releases, and other communications contain forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. These forward-looking statements are based largely on our expectations and, like any other business, are subject to a number of risks and uncertainties, many of which are beyond our control. The risks include those stated in the section entitled "Risk Factors Affecting Business and Results of Operations" at the end of Item 6 of our Annual Report on Form 10-KSB and economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report, our Annual Report on Form 10-KSB and the other documents we have filed with the Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate, and our actual results may differ materially from the forward-looking statements.

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

(b) Changes in internal controls. There was no change in the Company's internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

M~WAVE, Inc.

Date: May 16, 2005	/s/ JEFF FIGLEWICZ
Jeff Figlewicz
Controller and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description	Location

3.1	Certificate of Incorporation of the Company	1

3.2	Bylaws of the Company	1

3.3	Certificate of Designations for Series A Preferred Stock	5

4.1	Specimen Common Stock Certificate	4

10.1	Credit Agreement dated October 1, 2003 between Bank One, NA, the Company, and Poly Circuits, Inc.	2

10.2	Consulting Agreement dated September 1, 2003 by and between the Company and Credit Support International, LLC	2

10.3	2003 Stock Incentive Plan	2

10.4	Asset Purchase and Sale Agreement dated February 3, 2004 by and between the Company, Poly Circuits and M-Wave, L.L.C.	2

10.5	Agreement for Strategic Operating Alliance dated February 3, 2004 by and between the Company and American Standard Circuits, Inc.	2

10.6	Bill of Sale dated February 3, 2004 by and between Poly Circuits and AM-Wave, L.L.C.	2

10.7	Real Estate Sales Contract dated February 3, 2004 by and between the Company and AMI Partners, L.L.C.	2

10.8	Limited Liability Company Operating Agreement of AM-Wave, L.L.C. dated February 3, 2004 by and between Poly Circuits and American Standard Circuits, Inc.	2

10.9	Warranty Deed dated February 3, 2004 by and between the Company and AMI Partners, L.L.C.	2

10.10	Industrial Lease Agreement dated February 3, 2004 by and between the Company and AMI-Partners, LLC	2

10.11	Warrant to Purchase Stock dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.12	Accounts Receivable Financing Agreement dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.13	Intellectual Property Security Agreement dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.14	Amendment to Consulting Agreement, dated May 1, 2004, between the Company and Credit Support International, LLC	3

10.15	Letter Agreement with Paul Schmitt dated May 1, 2004	3

10.16	Employment Agreement dated July 28, 2004 between Company and Jim Mayer	4

10.17	Employment Agreement dated July 28, 2004 between Company and Joe Turek	4

10.18	Employment Agreement dated May 1, 2004 between Company and Robert Duke	4

10.19	Subscription Agreement dated June 28, 2004 between Company and Mercator Advisory Group	4

10.20	Stock Registration Rights Agreement dated June 28, 2004 between Company and Mercator Advisory Group	4

10.21	Nonstatutory Stock Option Agreement dated July 28, 2004 between Company and Jim Mayer	4

10.22	Amendment to Loan Documents, dated December 17, 2004 between M-Wave, Inc. and Silicon Valley Bank	6

10.23	Loan and Security Agreement, dated June 28, 2004, Between M-Wave, Inc. and Silicon Valley Bank	6

10.24	Asset Purchase Agreement, dated February 25, 2005 by and between Jayco Ventures, Inc. and M-Wave DBS, Inc.	7

10.25	Employment Agreement, dated February 25, 2005 between M-Wave DBS, Inc. and Jason Cohen	7

10.26	Employment Agreement, dated February 25, 2005 between M-Wave DBS, Inc. and Joshua Blake	7

10.27	Promissory Note, dated February 23, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	7

10.28	Promissory Note, dated February 23, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.	7

10.29	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	7

10.30	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.	7

10.31	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to M.A.G. Capital, LLC	7

10.32	SOA Amendment dated December 31, 2004	8

10.33	Purchase Agreement between M-Wave and American Standard Circuits dated December 31, 2004	8

10.34	Nonstatutory Stock Option Agreement dated December 31, 2004 between Company and Gordhan Patel	8

10.35	Loan and Security Agreement, dated April 11, 2005, between M-Wave, Inc. and Silicon Valley Bank	8

10.36	Assumption Agreement and Amendment to Loan Documents, dated April 11, 2005, between M-Wave, Inc. and Silicon Valley Bank	8

10.37	Amendment to 2003 Stock Incentive Plan	9

31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Herewith

31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 135O, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.2	Certification pursuant to 18 U.S.C. Section 135O, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

(1) Incorporated herein by reference to the applicable exhibit to Registrants Registration Statement on Form S-1 (Registration No. 33-45499)

(2) Incorporated herein by reference to the applicable exhibit to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2003

(3) Incorporated herein by reference to the applicable exhibit to the Registrant’s quarterly report on form 10-QSB for the quarter ended March 31, 2004

(4) Incorporated herein by reference to the applicable exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004

(5) Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed July 6, 2004

(6) Incorporated herein by reference to the applicable exhibit to the Registrant’s form 8-K filed December 31, 2005

(7) Incorporated herein by reference to the applicable exhibit to the Registrant’s form 8-K filed March 2, 2005

(8) Incorporated herein by reference to the applicable exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004

(9) Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed April 29, 2005

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

Date: May 16, 2005	/s/ Jim Mayer
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

Date: May 16, 2005	/s/ Jeff Figlewicz
Jeff Figlewicz
Controller and Principal Accounting Officer

EXHIBIT 32.2

Certification of Periodic Financial Report

Pursuant to 18 U.S.C. Section 1350

          Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of M~Wave, Inc. (the “Company”) certifies that the Quarterly Report on Form 10‑QSB of the Company for the quarter ended March 31, 2005 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and information contained in that Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 16, 2005	/s/ Jim Mayer
Jim Mayer
Chief Executive Officer

/s/ Jeff Figlewicz
Jeff Figlewicz
Controller and Principal Accounting Officer

This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.