Form 10KSB/A
period 2004-12-31
M WAVE INC
filed 2005-05-25
CIK 883842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Our revenue for the year ended December 31, 2004 was $17,461,858.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of April 13, 2005 was approximately $7,683,000, computed on the basis of the last reported sale price per share ($1.29) of such stock on the NASDAQ Small Cap Market.

The Registrant has 5,956,180 common shares outstanding at April 15, 2005.

EXPLANATORY NOTE

            M-Wave, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission on April 15, 2005, to amend and restate the certifications filed as Exhibits 31 and 32.  This Amendment No. 1 responds to comments of the Staff of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

            This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed.  This Amendment No. 1 does not reflect events that have occurred after the original filing of the Annual Report on Form 10-KSB filed on April 15, 2005 and does not modify or update the disclosures in the Annual Report on Form 10-KSB as filed in any way except with regard to the specific modifications described in this Explanatory Note.

            This Amendment No. 1 should be read in conjunction with the original filing of our Annual Report on Form 10-KSB and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M~WAVE, Inc.

By: /s/ Jim Mayer
Jim Mayer
Chief Executive Officer
May 25, 2005