Form 10QSB/A
period 2005-03-31
M WAVE INC
filed 2005-05-25
CIK 883842

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

Amendment No. 1

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005	Commission File No. 0-19944

M~WAVE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3809819
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer identification No.)

475 Industrial Drive, West Chicago, Illinois	60185
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(630) 562-5550

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

Indicate by check mark whether the Registrant is an             Yes   No

accelerated filer (as defined by rule 12b-6 of the Act)       ☐   ☒

The registrant has 5,956,180 shares of common stock outstanding at March 31, 2005

EXPLANATORY NOTE

          M-Wave, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the fiscal period ended March 31, 2005, as filed with the U.S. Securities and Exchange Commission on May 16, 2005, to amend and restate the certifications filed as Exhibits 31 and 32.  This Amendment No. 1 responds to comments of the Staff of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-KSB for the year ended December 31, 2004.

          This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed.  This Amendment No. 1 does not reflect events that have occurred after the original filing of the Quarterly Report on Form 10-QSB filed on May 16, 2005 and does not modify or update the disclosures in the Quarterly Report on Form 10-QSB as filed in any way except with regard to the specific modifications described in this Explanatory Note.

          This Amendment No. 1 should be read in conjunction with the original filing of our Quarterly Report on Form 10-QSB and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-QSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M~WAVE, Inc.

By: /s/ Jim Mayer
Jim Mayer
Chief Executive Officer
May 25, 2005