Form 10KSB/A
period 2004-12-31
M WAVE INC
filed 2005-07-28
CIK 883842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

EXPLANATORY NOTE

            On May 25, 2005, M-Wave, Inc. filed Amendment No. 1 to our Annual Report on Form 10-KSB fo the year ended December 31, 2004 to amend and restate the certifications filed as Exhibits 31 and 32 in response to comments of the Staff of the Securities and Exchange Commission in connection with its review of such report.  In response to a follow-up request from the Staff of the Securities and Exchange Commission, we are now filing this Amendment No. 2 to our Annual Report on Form 10-KSB for the year ended December 31, 2004, to file the entire Annual Report in one amendment, together with the revised certifications filed as Exhibits 31 and 32 in Amendment No. 1.

            This Amendment No. 2 does not affect the original financial statements or footnotes as originally filed.  This Amendment No. 2 does not reflect events that have occurred after the original filing of the Annual Report on Form 10-KSB filed on April 15, 2005 or Amendment No.1 filed on May 25, 2005 and does not modify or update the disclosures in the Annual Report on Form 10-KSB as filed in any way except with regard to the specific modifications described in this Explanatory Note.

            This Amendment No. 2 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M~WAVE, Inc.

By: /s/ Jim Mayer
Jim Mayer
Chief Executive Officer
July 28, 2005

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
July 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jim Mayer	/s/ Carl Klein
Jim Mayer	Carl Klein
Chief Executive Officer	Chairman of the Board
July 28, 2005	July 28, 2005

/s/ Joseph A. Turek	/s/ Gregory E. Meyer
Joseph A. Turek	Gregory E. Meyer
President and COO	Director
July 28, 2005	July 28, 2005

/s/ Jeff Figlewicz	/s/ James A. Skelton
Jeff Figlewicz	James A. Skelton
Corporate Controller	Director
(Principal Accounting and Financial Officer)	July 28, 2005
July 28, 2005

/s/ Gary Castagna
Gary Gastagna
Director
July 28, 2005

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

EXHIBIT 31.1

Certifications

I, Jim Mayer, Chief Executive Officer of M-Wave, Inc., certify that:

1.     I have reviewed this 10-KSB of M-Wave, Inc.;

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

4.     The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.     The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  July 28, 2005

By:/s/ Jim Mayer

Jim Mayer

Chief Executive Officer

EXHIBIT 31.2

Certifications

I, Jeff Figlewicz, Corporate Controller and Principal Financial Officer of M-Wave, Inc., certify that:

1.     I have reviewed this 10-KSB of M-Wave, Inc.;

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

4.     The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.     The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  July 28, 2005

By:/s/ Jeff Figlewicz

Jeff Figlewicz

Corporate Controller

and Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION UNDER SECTION 906 of the SARBANES-OXLEY ACT OF 2002

We, Jim Mayer, Chief Executive Officer of M-Wave, Inc. (the “Company”), and Jeff Figlewicz, Corporate Controller and Principal Financial Officer, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)        the Annual Report on Form 10-KSB of the Company for the period ended December 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

(2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  July 28, 2005

    /s/ Jim Mayer

       Jim Mayer

Chief Executive Officer

Dated:  July 28, 2005

    /s/ Jeff Figlewicz

       Jeff Figlewicz

Corporate Controller and

Principal Financial Officer