Form 10QSB/A
period 2005-03-31
M WAVE INC
filed 2005-07-28
CIK 883842

SECURITIES AND E XCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
Amendment No. 2

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

EXPLANATORY NOTE

          On May 25, 2005, M-Wave, Inc. filed Amendment No. 1 to our Quarterly Report on Form 10-QSB for the fiscal period ended March 31, 2005 to amend and restate the certifications filed as Exhibits 31 and 32 in response to comments of the Staff of the Securities and Exchange Commission in connection with its review of such report.  In response to a follow-up request from the Staff of the Securities and Exchange Commission, we are now filing this Amendment No. 2 to our Quarterly Report on Form 10-QSB for the fiscal period ended March 31, 2005, as filed with the U.S. Securities and Exchange Commission on May 16, 2005, and Amendment No. 1, as filed with the U.S. Securities and Exchange Commission on May 25, 2005, to file the entire Quarterly Report in one amendment, together with the revised certifications filed as Exhibits 31 and 32 in Amendment No. 1.

          This Amendment No. 2 does not affect the original financial statements or footnotes as originally filed.  This Amendment No. 2 does not reflect events that have occurred after the original filing of the Quarterly Report on Form 10-QSB filed on May 16, 2005, or Amendment No.1 filed on May 25, 2005, and does not modify or update the disclosures in the Quarterly Report on Form 10-QSB as filed in any way except with regard to the specific modifications described in this Explanatory Note.

          This Amendment No. 2 should be read in conjunction with the original filing of our Quarterly Report on Form 10-QSB and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-QSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M~WAVE, Inc.

By: /s/ Jim Mayer
Jim Mayer
Chief Executive Officer
July 28, 2005

M-WAVE, INC.

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 (unaudited)	Page 5
	Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (unaudited)	Page 6
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)	Pages 7
	Notes to Consolidated Financial Statements (unaudited)	Pages 8-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages 13-19
Item 3.	Controls and Procedures	Page 19
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	Page 20

Item 6.	Exhibits	Page 21
	Signatures	Page 22

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

M~WAVE, Inc.

Date: July 28, 2005	/s/ JEFF FIGLEWICZ
Jeff Figlewicz
Controller and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description	Location

3.1	Certificate of Incorporation of the Company	1

3.2	Bylaws of the Company	1

3.3	Certificate of Designations for Series A Preferred Stock	5

4.1	Specimen Common Stock Certificate	4

10.1	Credit Agreement dated October 1, 2003 between Bank One, NA, the Company, and Poly Circuits, Inc.	2

10.2	Consulting Agreement dated September 1, 2003 by and between the Company and Credit Support International, LLC	2

10.3	2003 Stock Incentive Plan	2

10.4	Asset Purchase and Sale Agreement dated February 3, 2004 by and between the Company, Poly Circuits and M-Wave, L.L.C.	2

10.5	Agreement for Strategic Operating Alliance dated February 3, 2004 by and between the Company and American Standard Circuits, Inc.	2

10.6	Bill of Sale dated February 3, 2004 by and between Poly Circuits and AM-Wave, L.L.C.	2

10.7	Real Estate Sales Contract dated February 3, 2004 by and between the Company and AMI Partners, L.L.C.	2

10.8	Limited Liability Company Operating Agreement of AM-Wave, L.L.C. dated February 3, 2004 by and between Poly Circuits and American Standard Circuits, Inc.	2

10.9	Warranty Deed dated February 3, 2004 by and between the Company and AMI Partners, L.L.C.	2

10.10	Industrial Lease Agreement dated February 3, 2004 by and between the Company and AMI-Partners, LLC	2

10.11	Warrant to Purchase Stock dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.12	Accounts Receivable Financing Agreement dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.13	Intellectual Property Security Agreement dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.14	Amendment to Consulting Agreement, dated May 1, 2004, between the Company and Credit Support International, LLC	3

10.15	Letter Agreement with Paul Schmitt dated May 1, 2004	3

10.16	Employment Agreement dated July 28, 2004 between Company and Jim Mayer	4

10.17	Employment Agreement dated July 28, 2004 between Company and Joe Turek	4

10.18	Employment Agreement dated May 1, 2004 between Company and Robert Duke	4

10.19	Subscription Agreement dated June 28, 2004 between Company and Mercator Advisory Group	4

10.20	Stock Registration Rights Agreement dated June 28, 2004 between Company and Mercator Advisory Group	4

10.21	Nonstatutory Stock Option Agreement dated July 28, 2004 between Company and Jim Mayer	4

10.22	Amendment to Loan Documents, dated December 17, 2004 between M-Wave, Inc. and Silicon Valley Bank	6

10.23	Loan and Security Agreement, dated June 28, 2004, Between M-Wave, Inc. and Silicon Valley Bank	6

10.24	Asset Purchase Agreement, dated February 25, 2005 by and between Jayco Ventures, Inc. and M-Wave DBS, Inc.	7

10.25	Employment Agreement, dated February 25, 2005 between M-Wave DBS, Inc. and Jason Cohen	7

10.26	Employment Agreement, dated February 25, 2005 between M-Wave DBS, Inc. and Joshua Blake	7

10.27	Promissory Note, dated February 23, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	7

10.28	Promissory Note, dated February 23, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.	7

10.29	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	7

10.30	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.	7

10.31	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to M.A.G. Capital, LLC	7

10.32	SOA Amendment dated December 31, 2004	8

10.33	Purchase Agreement between M-Wave and American Standard Circuits dated December 31, 2004	8

10.34	Nonstatutory Stock Option Agreement dated December 31, 2004 between Company and Gordhan Patel	8

10.35	Loan and Security Agreement, dated April 11, 2005, between M-Wave, Inc. and Silicon Valley Bank	8

10.36	Assumption Agreement and Amendment to Loan Documents, dated April 11, 2005, between M-Wave, Inc. and Silicon Valley Bank	8

10.37	Amendment to 2003 Stock Incentive Plan	9

31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Herewith

31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 135O, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.2	Certification pursuant to 18 U.S.C. Section 135O, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

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