Form 10QSB
period 2005-06-30
M WAVE INC
filed 2005-08-15
CIK 883842

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005	Commission File No. 0-19944

M~WAVE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3809819
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer identification No.)

475 Industrial Drive, West Chicago, Illinois	60185
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(630) 562-5550

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined by rule 12b-6 of the Act)	Yes ☐	No ☒

The registrant has 6,198,898 shares of common stock outstanding at June 30, 2005.

M-WAVE, INC.

Part I - Financial Information
Item 1: Financial Statements

M~Wave, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30, 2005	DECEMBER 31, 2004
ASSETS
CURRENT ASSETS:
Cash	$670,481	1,321,445
Accounts receivable, net of allowance for doubtful accounts 2005 $75,000; 2004 $75,000	3,307,697	2,040,768
Inventories, net	1,680,523	785,979
Prepaid product credits	250,000	340,000
Prepaid expenses and other assets	1,009,864	136,865
Total current assets	6,918,565	4,625,057
MACHINERY AND EQUIPMENT:
Machinery and equipment	563,698	346,665
Less accumulated depreciation	(66,111)	(23,736)
Machinery and equipment - net	497,587	322,929
Land, building and improvements held for sale and idle	745,821	745,821
Intangibles assets, net	50,000	0
Investment in equity securities	225,000	225,000
Goodwill	824,268	0
TOTAL	$9,261,241	$5,918,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,226,527	$1,163,013
Accrued expenses	511,371	518,484
Note payable, bank, net	3,061,140	1,189,192
Total current liabilities	4,799,038	2,870,689

LONG TERM DEBT, NET	1,958,267	0

STOCKHOLDERS' EQUITY:
Series A preferred stock, $100 par value; authorized 30,000 shares; issued and outstanding 2005:12,500 shares 2004: 24,000 shares	656,800	1,261,010
Common stock, $.005 par value; authorized 20,000,000 shares, issued and outstanding 2005: 6,198,898 shares; 2004: 5,059,028 shares	39,674	33,974
Additional paid-in capital	12,954,342	11,840,351
Accumulated deficit	(8,861,709)	(7,802,047)
Treasury stock, at cost 1,735,815 shares	(2,285,170)	(2,285,170)
Total stockholders' equity	2,503,936	3,048,118
TOTAL	$9,261,241	$5,918,807

See notes to unaudited consolidated financial statements.

M~WAVE, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,
	2005	2004
NET SALES	$6,633,316	$5,592,198

COST OF GOODS SOLD	5,357,867	4,735,650
Gross profit	1,275,449	856,548

OPERATING EXPENSES:
General and administrative	1,353,285	552,846
Selling and marketing	430,307	361,911
Impairment loss recognized on investment in AM-Wave, LLC	0	23,460
Stock compensation	0	66,069

Total operating expenses	1,783,592	1,004,286

Operating loss	(508,143)	(147,738)

OTHER INCOME (EXPENSE):
Interest income	1,901	10,141
Interest expense	(174,225)	(61,265)
Trade debt forgiveness	0	321,329
Total other income (expense), net	(172,324)	270,205

(LOSS) INCOME BEFORE INCOME TAXES	(680,467)	122,467

Provision for income taxes	0	112,678

NET (LOSS) INCOME	$(680,467)	$9,789

Preferred Stock Beneficial Conversion Feature	0	0

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(680,467)	$9,789

Weighted average shares outstanding	6,145,553	4,444,444

BASIC (LOSS) INCOME PER SHARE	$(0.11)	$0.00

Diluted weighted average shares outstanding	6,145,553	4,624,629

DILUTED (LOSS) INCOME PER SHARE	$(0.11)	$0.00

See notes to unaudited consolidated financial statements.

M~WAVE, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended June 30,
	2005	2004
NET SALES	$11,589,464	$9,508,276

COST OF GOODS SOLD	9,247,024	7,617,534
Gross profit	2,342,440	1,890,742

OPERATING EXPENSES:
General and administrative	2,434,293	1,103,951
Selling and marketing	734,573	641,012
Impairment loss recognized on investment in AM-Wave, LLC	0	159,460
Stock compensation	0	148,109

Total operating expenses	3,168,866	2,052,532

Operating loss	(826,426)	(161,790)

OTHER INCOME (EXPENSE):
Interest income	6,202	40,563
Interest expense	(239,439)	(61,265)
Trade debt forgiveness	0	439,384
Total other income (expense), net	(233,237)	418,682

(LOSS) INCOME BEFORE INCOME TAXES	(1,059,663)	256,892

Provision for income taxes	0	112,678

NET (LOSS) INCOME	$(1,059,663)	$144,214

Preferred Stock Beneficial Conversion Feature	0	0

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,059,663)	$144,214

Weighted average shares outstanding	5,874,916	4,443,971

BASIC (LOSS) INCOME PER SHARE	$(0.18)	$0.03

Diluted weighted average shares outstanding	5,874,916	4,638,358

DILUTED (LOSS) INCOME PER SHARE	$(0.18)	$0.03

See notes to unaudited consolidated financial statements

M~WAVE, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,059,663)	$144,214
Adjustments to reconcile net (loss) income to net cash flows used in operating activities:
Loss on disposal of property, plant, and equipment	0	81,596
Depreciation and amortization	42,375	18,000
Amortization of intangible assets	10,000	0
Amortization of discount on note payable, bank	24,276	0
Amortization of discount on long term debt	73,747	0
Trade debt forgiveness	0	(439,384)
Impairment loss recognized on investment in AM-Wave, LLC	0	159,460
Stock compensation recognized on options and warrants	0	148,109
Adjustment to refundable income taxes	0	112,678
Changes in assets and liabilities:
Accounts receivable	(766,929)	(793,722)
Inventories	(694,544)	(421,503)

Prepaid expenses and other assets	(782,999)	(22,250)
Accounts payable	63,515	(336,344)
Accrued expenses	(7,113)	(498,294)
Income taxes	0	(45,388)
Net cash flows used in operating activities	(3,097,335)	(1,892,828)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of machinery and equipment	(117,033)	(32,296)
Proceeds from sale of land, building and equipment,
net of disposal costs	0	2,632,807
Acquisition of business	(1,684,268)	0
Net cash flows (used in) provided by investing activities	(1,801,301)	2,600,511

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	0	920
Net borrowings on note payable, bank	1,847,672	2,690,627
Repayment of long term debt	0	(2,457,013)
Borrowings on long term debt	2,400,000	0
Net cash flows provided by (used in) financing activities	4,247,672	234,474

NET (DECREASE)/INCREASE IN CASH:	(650,964)	942,157
Beginning of period	1,321,445	249,343
End of period	$670,481	$1,191,500

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Contribution of equipment for investment in AM-Wave, LLC	$0	$777,200
Stock options issued in connection with consulting agreement	0	75,995
Stock warrants issued in connection with SOA agreement	0	72,114
Stock warrants issued in connection with bank financing agreement	0	97,100
Stock warrants issued in connection with preferred stock offering	0	0
Stock warrants issued as discount on long-term debt	515,480	0
Acquisition of Business:
Accounts receivable	$500,000	$0
Inventories	200,000	0
Machinery and equipment	100,000	0
Intangible assets	60,000	0
Goodwill, including acquisition costs of $342,268	824,268	0
Total	$1,684,268	$0

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

Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

2.	Business Issues

During the second quarter of 2005 the Company continued to focus attention on growing its core EMG business while developing its customer base on the recently acquired DBS side of the business.

On February 25, 2005 M-Wave, Inc. through its wholly owned subsidiary, M-Wave DBS, Inc., purchased substantially all of the assets of Jayco Ventures Inc. (JVI) for approximately $1,684,000. Included in the acquisition price is approximately $60,000 of acquired intangible assets, which consists of patents, customer relationships, and customer backlogs. The weighted average estimated economic life of the acquired intangible assets is approximately three years. The acquisition also resulted in goodwill of approximately $824,000, which has been recorded on the books of the DBS business segment. All operations of JVI after February 25, 2005 are included in the consolidated results of M-Wave, Inc. All material inter-company transactions have been eliminated in consolidation.

As of June 30, 2005, the Company has not finalized the purchase accounting for the JVI acquisition.

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

Concurrently with the acquisition, M-Wave established two operating units. The Company's existing printed circuit board and related custom component business is now known as M-Wave EMG [Electro-Mechanical Group]. Concurrently, Robert Duke, Vice President of Corporate Sales, was named President-EMG division. Jason Cohen, former CEO of JVI, was hired as President-DBS division. These two operating units - Electromechanical (EMG) and Digital Broadcast Satellite (DBS) - are the two segments that the Company operates in. The Company currently does not allocate corporate expenses. These costs are currently incurred within the EMG results. Information about the Company by segment is presented below for the three and six months ended June 30:

	3 months ended		6 months ended
	2005	2004	2005	2004
Net Sales
EMG Group	$5,801,975	$5,592,199	$10,522,844	$9,508,276
DBS Group	831,341	-	1,066,620	-
Consolidated net sales	$6,633,316	$5,592,199	$11,589,464	$9,508,276

Operating loss
EMG Group	$142,386	$(147,738)	$(89,340)	$(161,791)
DBS Group	(650,529)	0	(737,086)	0
Consolidated operating loss	($508,143)	($147,738)	($826,426)	($161,791)

Interest and other (expense) income	$(172,324)	$270,205	$(233,237)	$418,682

Consolidated (loss) income before
Income taxes	$(680,467)	$122,467	$(1,059,663)	$256,892

Depreciation and amortization expense
EMG Group	$16,722	$9,000	$32,952	$18,000
DBS Group	15,256	0	19,423	0
Consolidated depreciation expense	$31,978	$9,000	$52,375	$18,000

Capital expenditures
EMG Group	$27,944	$3,796	$38,694	$32,296
DBS Group	18,727	0	78,339	0
Consolidated capital expenditures	$46,671	$3,796	$117,033	$32,296

Total Assets			June 30, 2005	December 31, 2004
EMG Group			$5,909,941	$5,918,807
DBS Group			3,351,300	0
Consolidated total assets			$9,261,241	$5,918,807

6.	Debt

We financed the acquisition of JVI with a portion of $1,550,000 in proceeds from the issuance on February 23, 2005 of $1,550,000 aggregate principal amount of promissory notes and warrants to purchase as aggregate of 434,783 shares of common stock. The issuances were made to Mercator Momentum Fund, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC), all of which are related entities. The warrants have a term of three years with an exercise price of $1.15 per share. The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $490,000 based on a fair value price of $1.14, assuming an expected life of 3 years, a risk-free interest rate of 3.63%, volatility of 260.7%, and no dividend yield. When combined with the face value of the notes, these warrants result in a debt discount with an allocated fair value of approximately $376,000. This debt discount will be expensed using the effective interest rate method. This debt discount, combined with the stated interest rate of 10%, results in an effective interest rate of approximately 30%.

On June 16, 2005, we issued $2,400,000 in aggregate principal amount of promissory notes which amended the $1,550,000 in aggregate principal amount of promissory notes, dated February 23, 2005 in exchange for an additional aggregate principal amount of $850,000 (provided that the warrants issued in connection with the February 23, 2005 promissory notes were not cancelled and therefore remain outstanding). In connection with the issuance of notes, we issued 166,666 warrants to purchase our common stock. The issuances were made to Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC), all of which are related entities. The warrants have a term of three years with an exercise price of $1.02 per share. The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $166,000 based on a fair value price of $1.00, assuming an expected life of 3 years, a risk-free interest rate of 3.76%, volatility of 261.0%, and no dividend yield. When combined with the face value of the notes, these warrants result in a debt discount with an allocated fair value of approximately $139,000. This debt discount will be expensed using the effective interest rate method. This debt discount, combined with the stated interest rate of 10%, results in an effective interest rate of approximately 21%.

The issuance of notes and warrants were made to Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe Fund, Ltd. and M.A.G. Capital, LLC, all of which are related entities. We paid fees totaling $29,000 in connection with the financing.

The promissory notes accrue interest at 10% per annum and become due on August 23, 2007; provided that the notes are subordinate in right of payment to the debt payable to our lender Silicon Valley Bank. Upon sale of our real property at 215 Park Street, Bensenville, Illinois and subject to the approval of SVB, we are required to prepay an aggregate of $325,000 under the promissory notes. Voluntary prepayments are subject to a 1% premium payment. We are required to pay annual extension fees equal to 1% of the outstanding principal balance under the notes on June 1, 2006 and June 1, 2007.

The warrants have a term of three years and an exercise price of $1.02 per share. We granted registration rights to the holders of the warrants, which rights are exercisable on or after February 1, 2006.

On April 11, 2005, the Company amended its facility with Silicon Valley Bank, which provided a total credit limit expansion from $4.5 million to $6.0 million. This new facility will finance the DBS operations through a Mini-ABL (accounts receivable purchase) facility for an initial period, while continuing to provide funds for the EMG division under the asset based line of credit Receivables under the Mini-ABL agreement will be loaned at 80% availability while we will continue to have 85% availability on receivables under the ABL. After the initial review period, the Bank will review the performance of the newly acquired division, and the Company expects to be able to transition these receivables from Mini-ABL to the Company’s traditional asset based line of credit which will minimize our borrowing costs and provide added flexibility. Other provisions of the ABL permit borrowing capabilities against inventories of both divisions in amounts up to 50% of their net value, with a limit of $1,000,000, which is $250,000 above the previous borrowing capacity on inventories. Another added benefit of the new facility is the ability to issue up to $1,000,000 in letters of credit to Asian suppliers. The Company expects this feature will provide additional flexibility in finding Asian vendors for new products as well as developing tertiary suppliers of existing products. The combined borrowing from letters of credit, inventory, factoring, and receivables under the ABL cannot exceed $6.0 million. The effective rate of interest under this agreement, including fees, is approximately 8%.

7.	Equity

During the second quarter of 2005, the entities related to M.A.G. Capital LLC converted 2,500 shares of preferred stock into 242,718 common shares. As of June 30, 2005 there are 12,500 preferred shares outstanding. Below is a tabulation of the potentially dilutive securities:

	3 months ended		6 months ended
	2005	2004	2005	2004
Weighted average shares outstanding	6,145,553	4,444,444	5,874,916	4,443,971

Options in the money, net	132,163	180,185	157,327	193,276

Warrants in the money, net	-	-	17,544	1,111
Preferred shares convertible to Common	1,275,510	-	1,275,510	-
Total Outstanding and Potentially

Dilutive shares	7,553,226	4,624,629	7,325,297	4,638,358

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

9.	Impairment of Long-Lived Assets to be Held and Used

The Company did not record an impairment loss in the first six months of 2005. It recorded an impairment loss of $159,460 in the first six months of 2004 due to the investment in Am-Wave, LLC.

10.	Stock-Based Compensation

Stock-based employee compensation, including stock options, for the three and six months ended June 30, 2005 and 2004 was accounted for under the intrinsic value-based method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense was recognized for stock options granted to employees in the first six months of 2005 because the options that were granted had no intrinsic value on the date of grant.

The Company did not record any stock option expense in the three and six months of 2005. In the three and six months of 2004 it recorded $57,115 and $148,109 respectively relating to options issued in connection with the consulting agreements between the Company and Credit Support International LLC and Gordhan Patel.

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 net (loss) income would have increased or decreased, resulting in pro forma net (loss) income and EPS as presented below:

	Period Ended June 30,
	3 Months		6 Months
	2005	2004	2005	2004
Net (loss) income, as reported	($680,467)	$9,789	($1,059,663)	$144,214
Deduct: Stock-based compensation expense, net of related tax effects determined under fair-value method for all awards	($9,293)	$(57,115)	($70,763)	($148,109)

Pro forma net (loss) income	($689,760)	($47,326)	($1,130,426)	($3,895)

EPS, as reported
Basic	($0.11)	$0.00	($0.18)	$0.03
Diluted	$(0.11)	$0.00	$(0.18)	$0.03

Pro forma EPS
Basic	($0.11)	($0.01)	($0.19)	$0.00
Diluted	$(0.11)	$(0.01)	$(0.19)	$0.00

Weighted Average Assumptions:
Fair value	$0.93	$1.23	$1.18	$0.82
Expected life	5.0	5.0	5.0	5.0
Risk-free rate	3.70%	4.00%	3.71%	4.13%
Volatility	298.79%	170.05%	307.74%	140.49%
Dividend yield	0.00%	0.00%	0.00%	0.00%

11.	Trade Debt Forgiveness

In 2003, the Company entered into settlement agreements with several suppliers to pay portions of the trade balances owed and for the suppliers to forgive the remainder. There was no trade debt forgiveness recorded during the first six months of 2005, and $439,384 was recorded in the first six months of 2004.

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

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide supply chain services and source printed circuit boards, custom electronic components and direct broadcasting satellite parts domestically and from Asia through two divisions. Our Electro-Mechanical Group division (EMG) sources high-performance printed circuit boards and custom and engineered electronic components from original equipment manufacturers and contract manufacturers in Asia and the US. The products are used in a wide range of telecommunications and industrial electronics products. EMG also offers domestic and international supply chain services for its middle market customers.

Our M-Wave Digital Broadcast Satellite division (DBS) is a virtual manufacturer and international supplier of parts to customers in the Digital Broadcasting Satellite industry, including DIRECTV®, DISH NETWORK®, SKY®, STAR CHOICE®, and other global satellite providers. M-Wave DBS products include a growing number of proprietary product lines including the TrunkLine Millenium® commercial SMATV head end gear, JVI L-Band passive splitters and multi-switches, Treadclip plastic fasteners, Signaloc® meters used in DBS installations, and the Kompressor® universal RF connector line. We entered into this business in early 2005 when we acquired Jayco Ventures Inc.

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

Net Sales

Net sales were approximately $6,633,000 for the quarter ended June 30, 2005, an increase of approximately $1,041,000 or 18.6% above the quarter ended June 30, 2004. M-Wave EMG net sales were approximately $5,801,000, an increase of approximately $210,000 or 3.8% versus the second quarter of 2004. M-Wave DBS net sales were approximately $831,000 in the second quarter of 2005 which is the first full quarter of sales for our new DBS division that was formed upon our acquisition of JVI on February 25, 2005.

Within our EMG segment, the radio frequency “RF” product line sales were approximately $3,806,000 during the second quarter of 2005 versus $3,158,000 for the second quarter of 2004, an increase of approximately $648,000, or 20.5%. Sales within our digital product line were approximately $1,996,000 during the second quarter of 2005 versus approximately $2,433,000 for the second quarter of 2004, a decrease of $437,000 or 18%.

As indicated above, 2005 sales in our RF product line continued to outpace 2004 sales, supported by the overall domestic growth for this product group and increased demand at virtually all of our major customers. The decrease in digital sales is primarily due to smaller customer accounts reducing their inventory below expectations.

Currently, the DBS segment does not have multiple product lines.

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the second quarter of 2005 was approximately $1,275,000, or 19.2% of Net Sales, compared to a gross profit of approximately $857,000, or 15.3% of Net Sales, for the second quarter of 2004. Increase in gross profit for the second quarter was attributable to several factors. Higher sales within the EMG segment that have focused on higher margin accounts in both the Digital and RF product lines helped improved margins in the 2005 second quarter compared to last year.

Gross profit at our EMG and DBS divisions were approximately $1,193,000, or 20.6% and $82,000, or 9.9% respectively, for the second quarter of 2005 compared to approximately $857,000, or 15.3% and $0 for the second quarter of 2004. DBS margins for the second quarter were lower due to sales of inventory at lower than usual prices. In addition, higher freight costs related to incoming inventory also impacted DBS margins in the second quarter. As we build the DBS business we anticipate improved revenue and margins in amounts that are anticipated to be comparable to the EMG division. We also expect improved freight costs as we begin to negotiate rates and consolidate incoming shipments on a corporate-wide basis.

Operating Expenses

General and administrative expenses were approximately $1,353,000 or 20.4% of net sales in the second quarter of 2005 compared to approximately $553,000 or 9.9% of net sales in the second quarter of 2004, an increase of approximately $800,000. General and administrative expenses for the EMG group was approximately $807,000 for the second quarter of 2005 compared to expenses of approximately $553,000 for the second quarter of 2004. General and administrative expenses for the DBS group were approximately $546,000 for the second quarter of 2005 compared to $0 in the second quarter of 2004.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the second quarter of 2004, payroll related expenses increased approximately $319,000 due to increased headcount at our DBS division and payments of incentive compensation of approximately $147,000. Professional services, which include legal, auditing, and consulting fees, decreased approximately $33,000 in 2005 compared to prior year primarily due to the elimination of consulting fees paid to Credit Support International (CSI) in 2004. Costs related to being a public company, such as investor relations, corporate development, and Sarbanes-Oxley expenses, increased approximately $102,000 in the second quarter of 2005 compared to the second quarter of 2004. Costs related to the Strategic Operating Alliance (SOA) with American Standard Circuits (ASC) were approximately $218,000 in the second quarter of 2005, an increase of approximately $66,000 over the second quarter of 2004. Increases in bank fees, engineering product development, and travel expenses of approximately $24,000, $30,000, and $30,000, respectively, during the second quarter of 2005 versus those recorded during 2004 are a reflection of the inclusion of DBS expenses for 2005.

Selling and marketing expenses were approximately $430,000 or 6.5% of net sales in the second quarter of 2005, that is comparable to approximately $362,000 or 6.5% of net sales in the second quarter of 2004. Selling and marketing expenses for the EMG group was approximately $245,000 for the second quarter of 2005 compared to expenses of approximately $362,000 for the second quarter of 2004. Selling and marketing expenses for the DBS group were approximately $186,000 for the second quarter of 2005 compared to $0 in the second quarter of 2004. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the second quarter of 2004, commissions paid to independent sales organizations decreased approximately $124,000, and payroll-related expenses increased approximately $155,000 due to the inclusion of DBS headcount.

The Company did not record an impairment loss in the second quarter of 2005. It recorded a loss of approximately $23,000 in the second quarter of 2004, to adjust the carrying value of its investment in AM-Wave, LLC to its estimated net realizable value.

The Company recorded no stock compensation expense in the second quarter of 2005. The Company recorded approximately $66,000 in stock compensation expense in the second quarter of 2004 related to consulting agreements with CSI and Gordhan Patel.

Operating Loss

Operating loss was approximately $508,000 in the second quarter of 2005 compared to an operating loss of approximately $148,000 in the second quarter of 2004, primarily due to the increased general and administrative expenses discussed above, partially offset by increases in gross profit and decreases in impairment charges and stock compensation.

Interest Income

Interest income from short-term investments was approximately $2,000 in the second quarter of 2005 compared to approximately $10,000 in the second quarter of 2004. Prior year quarter benefited from payment on a promissory note which was subsequently converted to an investment in equity securities at the end of 2004.

Interest Expense

Interest expense was approximately $174,000 in the second quarter of 2005 versus $61,000 interest expense the second quarter of 2004, with the increase primarily due to increased borrowings and discounts issued on new long-term debt. The Company recorded non-cash interest expense of approximately $86,000 in the second quarter of 2005 compared to $0 in the second quarter of 2004. These non-cash expenses are related to the amortization of approximately $12,000 on warrants to Silicon Valley Bank related to the financing agreement, and approximately $74,000 related to the issuance of long-term debt to entities related to M.A.G. Capital LLC.

Other Income

The Company did not record any other income in the second quarter of 2005. The Company recorded approximately $321,000 in income related to trade debt forgiveness in the second quarter of 2004.

Income Taxes

During the second quarter of 2005 the Company recorded no income tax expense. During the second quarter of 2004 the Company recorded income tax expense of approximately $113,000 due to an adjustment related to the Alternative Minimum Tax calculation.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

Net Sales

Net sales were approximately $11,589,000 for the six months ended June 30, 2005, an increase of approximately $2,081,000 or 21.9% above the first six months of 2004. M-Wave EMG net sales were approximately $10,523,000, an increase of approximately $1,015,000 or 10.7% versus the first six months of 2004. M-Wave DBS net sales were approximately $1,067,000 in the first six months of 2005 which reflect sales for our new DBS division that was formed upon our acquisition of JVI on February 25, 2005. To date, DBS sales have fallen short of expectations since the acquisition due to lack of inventory availability.

Within our EMG segment, the radio frequency “RF” product line sales were approximately $6,190,000 during the first six months of 2005 versus $5,125,000 for the first six months of 2004, an increase of approximately $1,065,000, or 20.8%. Sales within our digital product line were approximately $4,333,000 during the first six months of 2005 versus approximately $4,382,000 for the first six months of 2004, a decrease of $49,000 or 1.1%.

As indicated above, 2005 sales of our RF product line continued to outpace 2004 sales, supported by the overall domestic growth for this product group and increased demand at virtually all of our major customers. The decreased in digital sales is primarily due to smaller customer accounts reducing their inventory below expectations.

Currently, the DBS segment does not have multiple product lines.

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the first six months of 2005 was approximately $2,342,000, or 20.2% of Net Sales, compared to a gross profit of approximately $1,891,000, or 19.9% of Net Sales, for the first six months of 2004. Increase in gross profit for the six months was attributable to several factors. Higher sales within the EMG segment that have focused on higher margin accounts in both the Digital and RF product lines helped improved margins in the 2005 period compared to last year.

Gross profit at our EMG and DBS divisions were approximately $2,201,000, or 20.9% and $141,000, or 13.9% respectively for the first six months of 2005 compared to approximately $1,891,000, or 19.9% and $0 for the first six months of 2004. DBS margins for the 2005 period were lower due to sales of inventory at lower than usual prices. In addition, higher freight costs related to incoming inventory also impacted DBS margins in the first six months of 2005. As we build the DBS business we anticipate improved revenue and margins in amounts that are anticipated to be comparable to the EMG division. We also expect improved freight costs as we begin to negotiate rates and consolidate incoming shipments on a corporate-wide basis

Operating Expenses

General and administrative expenses were approximately $2,434,000 or 21.0% of net sales in the first six months of 2005 compared to approximately $1,104,000 or 11.6% of net sales in the first six months of 2004, an increase of approximately $1,330,000. General and administrative expenses for the EMG group were approximately $1,761,000 for the first six months of 2005 compared to expenses of approximately $1,104,000 for the first six months of 2004. General and administrative expenses for the DBS group were approximately $673,000 for the first six months of 2005 compared to $0 in the first six months of 2004.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the first six months of 2004, payroll related expenses increased $556,000 primarily related to payment of incentive compensation of approximately $147,000 and expenses related to increased staffing of approximately $225,000. Professional services, which include legal, auditing, and consulting fees, decreased approximately $72,000 in 2005 compared to prior year expenses. Costs related to being a public company, such as investor relations, corporate development, and Sarbanes-Oxley expenses, increased approximately $231,000 in the first six months of 2005 compared to the first six months of 2004. Costs related to the SOA were approximately $393,000 in the first six months of 2005, an increase of approximately $163,000 over the first six months of 2004. Other expenses increased approximately $346,000 during the first six months of 2005 primarily due to changes in estimates recorded in the prior year, engineering development, business insurance, depreciation and supplies expense.

Selling and marketing expenses were approximately $735,000 or 6.3% of net sales in the first six months of 2005 compared to approximately $641,000 or 6.7% of net sales in the first six months of 2004. Selling and marketing expenses for the EMG group was approximately $530,000 for the first six months of 2005 compared to expenses of approximately $641,000 for the first six months of 2004. Selling and marketing expenses for the DBS group were approximately $205,000 for the first six months of 2005 compared to $0 in the first six months of 2004. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the first six months of 2004, commissions paid to independent sales organizations decreased approximately $195,000; payroll-related expenses increased approximately $241,000 due to increased headcount at our DBS division and approximately $33,000 in incentive compensation. Travel related expenses increased approximately $33,000 in the first six months of 2005 versus 2004.

The Company did not record an impairment loss in the first six months of 2005. It recorded a loss of approximately $159,000 in the first six months of 2004, to adjust the carrying value of its investment in AM-Wave, LLC to its estimated net realizable value.

The Company recorded no stock compensation expense in the first six months of 2005. The Company recorded approximately $148,000 in stock compensation expense in the first six months of 2004 related to consulting agreements with CSI and Gordhan Patel.

Operating Loss

Operating loss was approximately $826,000 in the first six months of 2005 compared to an operating loss of approximately $162,000 in the first six months of 2004, primarily due to the increased general and administrative expenses discussed above, partially offset by increases in gross profit and decreases in impairment charges and stock compensation.

Interest Income

Interest income from short-term investments was approximately $6,000 in the first six months of 2005 compared to approximately $41,000 in the first six months of 2004. Prior year benefited from payment on a promissory note which was subsequently converted to an investment in equity securities at the end of 2004.

Interest Expense

Interest expense was approximately $239,000 in the first six months of 2005, compared to $61,000 of interest expense recorded in the first six months of 2004, with the increase primarily due to increased borrowings and discounts issued on new long-term debt. The Company recorded non-cash interest expense of approximately $98,000 in the first six months of 2005 compared to $0 in the first six months of 2004. These expenses are related to the amortization of approximately $24,000 on warrants to Silicon Valley Bank related to the financing agreement, and approximately $74,000 related to the issuance of long-term debt to entities related to M.A.G. Capital LLC.

Other Income

The Company did not record any other income in the first six months of 2005. The Company recorded approximately $439,000 in income related to trade debt forgiveness in the first six months of 2004.

Income Taxes

During the first six months of 2005 the Company recorded no income tax expense. During the first six months of 2004 the Company recorded income tax expense of approximately $113,000 due to an adjustment related to the Alternative Minimum Tax calculation.

Liquidity and Capital Resources

Net cash used by operations was approximately $3,097,000 for the first six months of 2005 compared to approximately $1,893,000 used by operations for the first six months of 2004.

Accounts receivable increased approximately $767,000 due to increased sales subsequent to the JVI acquisition with the remaining increase related to receivables acquired in the JVI transaction. Inventories increased approximately $695,000 related to increased activity in both the EMG and DBS business groups. The remaining increase in inventories is attributable to the purchase accounting treatment of JVI. Prepaid expenses increased by approximately $783,000 primarily due to advanced payments to the DBS vendors. Consequently, the increase in accounts payable of approximately $64,000 is related to the corresponding increase in prepaid expenses.

Capital expenditures were approximately $117,000 in the first six months of 2005 compared to approximately $32,000 in the first six months of 2004. The current year expenses consisted primarily of purchases of computer equipment for the DBS division as well as purchases related to integrating the DBS division into the Company’s current ERP system.

Net cash used in investing activities was approximately $1,801,000 for the first six months of 2005 compared to cash provided of approximately $2,600,000 during the first six months of 2004. The prior year activity included approximately $2,633,000 in proceeds received from the sale of assets to ASC. Current year activity was primarily related to the acquisition of the JVI business in February 2005.

Net cash provided by financing activities increased by approximately $4,248,000 related to the issuance of long-term debt of $2,400,000 and increases in our credit facility of approximately $1,848,000 during the first six months of 2005. Net cash provided by financing activities was approximately $234,000 during the first six months of 2004 primarily related to repayments of debt with proceeds from sales of assets and the establishment of the credit facility with Silicon Valley Bank during the first six months of 2004.

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

On June 16, 2005, we issued $2,400,000 in aggregate principal amount of promissory notes, which restructured the $1,550,000 in aggregate principal amount of promissory notes dated February 23, 2005, in exchange for an investment of $850,000 (provided that the 434,783 warrants issued in connection with the February 23, 2005 promissory notes were not canceled and therefore remain outstanding). In connection with the issuance of notes, we issued 166,666 warrants to purchase our common stock. The issuances of notes and warrants were made to Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe Fund, Ltd. and M.A.G. Capital, LLC, all of which are related entities. We paid fees totaling $29,000 in connection with the financing.

In the second quarter of 2005 we learned more about the liquidity requirements of the DBS division which was acquired in February 2005. Current terms with DBS suppliers require us to effectively prepay for all inventory purchases by the time product is received. At the time of acquisition, the DBS division had little saleable inventory, requiring us to purchase a substantial amount of inventory on a prepaid basis, amounts which are in excess of our current capital resources.

Based upon the current level of operations and anticipated growth, our current cash, the $6.0 million secured, asset-based credit line with Silicon Valley Bank, and proceeds from a potential sale of the Bensenville facility, we believe that we will require additional equity or debt financing to meet our anticipated liquidity requirements over the next 12 months. Based on current projections, we believe we would need to obtain an additional $1 million - $2 million to meet these liquidity requirements. As of June 30, 2005, total availability under the line of credit was approximately $3.1 million, of which we had borrowed nearly all $3.1 million, leaving us with virtually no remaining availability at this time. As of June 30, 2005, we are in compliance with all bank covenants. We are pursuing all available alternatives to secure the necessary financing. There can be no assurances that additional equity or debt financing will be available to us, or if available, that such financing will be available on acceptable terms. There can be no assurances that we will remain in compliance with all bank covenants. If we are unable to obtain such financing, we would be required to modify our strategic growth plans and scale back operations, beginning in the latter part of the 2005 third quarter, to reduce labor, travel and sales expenses, and to reduce inventory purchases, which actions would likely result in reduced revenue, particularly in our M-Wave DBS business.

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

Risk Factors Affecting Business and Results of Operations

This report, as well as our other reports filed with the SEC, our press releases, and other communications contain forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. These forward-looking statements are based largely on our expectations and, like any other business, are subject to a number of risks and uncertainties, many of which are beyond our control. The risks include those stated in the section entitled "Risk Factors Affecting Business and Results of Operations" at the end of Item 6 of our Annual Report on Form 10-KSB and economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report, our Annual Report on Form 10-KSB and the other documents we have filed with the Securities and Exchange Commission, as well as the following paragraphs below.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate, and our actual results may differ materially from the forward-looking statements.

To maintain the listing of our common stock on the NASDAQ SmallCap Market, we must maintain compliance with their continuing listing requirements, including a minimum tangible net worth of $2.5 million. Our current forecasts estimate that we will not be able to maintain this minimum tangible net worth through the 2005 third quarter without obtaining additional equity financing.

This continuing listing requirements also require that, on and after July 31, 2005, we must have a minimum of three members on the audit committee of our board of directors, all of which must meet the definition of independence contained within NASDAQ’s rules. On the date of this report, our audit committee consists of two members, who qualify as independent, and none of our other directors meet such definition of independence. The shortage is a result of the resignation of Thomas K. Cox on June 29, 2005, and NASDAQ has allowed us until the earlier to occur of June 29, 2006 or our next annual meeting of stockholders to replace Mr. Cox.

The continuing listing requirements also require that our common stock must not fall below a minimum bid price of $1.00 per share for any period of 30 consecutive business days. On August 10, 2005, the closing bid price of our common stock closed was $0.74 per share.

We may not be able to maintain a minimum tangible net worth of $2.5 million, add a third independent director to our audit committee, maintain the minimum bid price of our common stock, or meet one or more of the other continuing listing requirements of the NASDAQ SmallCap Market, any of which would make our common stock subject to delisting. Upon a delisting of our common stock from the Nasdaq SmallCap Market, our common stock would trade on the over-the-counter bulletin board, which may have an adverse impact on the market price and liquidity of our common stock. In addition, if our common stock is delisted from the Nasdaq SmallCap Market and the trading price of our common stock is less than $5.00 per share, our common stock will come within the definition of a “penny stock.” As a result, it is possible that our common stock may become subject to the penny stock rules and regulations that require additional disclosure by broker-dealers in connection with any trades involving a penny stock. The additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to resell our common stock.

Item 3.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures and internal control over financial reporting (as defined in Rules 13a-15(e) 15d-15(e), 13a-15(f), and 15d-15(f) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

(b)     Changes in internal controls. There was no change in the Company's internal control over financial reporting during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information

Item 4:	Submission of Matters to a Vote of Security Holders

(a)     The Company’s Annual Meeting of Stockholders was held on June 7, 2005.

(b)     At the Company’s Annual Meeting of Stockholders, the Stockholders reelected to the Company’s Board of Directors Mr. Gregory E. Meyer. Mr. Meyer is a Class I Director and will serve a term ending upon the election of Class I Directors at the 2008 Annual Meeting of Stockholders. The aggregate number of votes cast for, against, or withheld, for the election of Mr. Meyer was as follows: 5,263,547 for, 0 against, and 106,969 withheld.

(c)     At the Company’s Annual Meeting of Stockholders, the Stockholders elected to the Company’s Board of Directors Mr. James A. Skelton. Mr. Skelton is a Class I Director and will serve a term ending upon the election of Class I Directors at the 2008 Annual Meeting of Stockholders. The aggregate number of votes cast for, against, or withheld, for the election of Mr. Skelton was as follows: 5,251,493 for, 0 against, and 119,013 withheld.

(d)     At the Company’s Annual Meeting of Stockholders, the Stockholders elected to the Company’s Board of Directors Mr. Thomas K. Cox. Mr. Cox is a Class I Director and will serve a term ending upon the election of Class I Directors at the 2008 Annual Meeting of Stockholders. The aggregate number of votes cast for, against, or withheld, for the election of Mr. Cox was as follows: 5,271,516 for, 0 against, and 98,990 withheld.

(e)     At the Company’s Annual Meeting of Stockholders, the Stockholders ratified the appointment of McGladrey & Pullen, LLP as auditors of the Company for the 2005 calendar year. The aggregate number of votes cast for, against, or withheld, for the ratification of McGladrey & Pullen LLP as auditors were as follows: 5,319,816 for, 50,290 against, and 400 withheld.

(f)     At the Company’s Annual Meeting of Stockholders, the Stockholders also approved the amendment to the Company’s 2003 Stock Incentive Plan to increase the Company’s authorized shares from 650,000 shares to 2,000,000 shares. The aggregate number of votes cast for, against, or withheld, for the amendment of the Company’s 2003 Stock Incentive Plan was as follows: 4,974,099 for, 396,407 against, and 0 withheld.

Item 6:	Exhibits

(a)	Exhibits

10.38	Amendment to Subscription Agreement, dated June 6, 2005, among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., M.A.G. Capital, LLC and M-Wave, Inc.

10.39	Promissory Note, dated June 16, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.

10.40	Promissory Note, dated June 16, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, LP

10.41	Promissory Note, dated June 16, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund III, LP

10.42	Warrant, dated June 16, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund III, LP

10.43	Warrant, dated June 16, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.

10.44	Warrant, dated June 16, 2005, issued by M-Wave, Inc. to M.A.G. Capital, LLC

10.45	Warrant, dated June 16, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, LP

10.46	Registration Rights Agreement dated June 16, 2005, between M-Wave, Inc. and Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Ponte Fund Ltd., and Mercator Advisory Group, LLC

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. Section 135O, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M~WAVE, Inc.

Date: August 15, 2005	/s/ Jeff Figlewicz

Jeff Figlewicz Corporate Controller and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description	Location

3.1	Certificate of Incorporation of the Company	1
3.2	Bylaws of the Company	1
3.3	Certificate of Designations for Series A Preferred Stock	5
4.1	Specimen Common Stock Certificate	4
10.1	Credit Agreement dated October 1, 2003 between Bank One, NA, the Company, and Poly Circuits, Inc.	2
10.2	Consulting Agreement dated September 1, 2003 by and between the Company and Credit Support International, LLC	2
10.3	2003 Stock Incentive Plan	2
10.4	Asset Purchase and Sale Agreement dated February 3, 2004 by and between the Company, Poly Circuits and M-Wave, L.L.C.	2
10.5	Agreement for Strategic Operating Alliance dated February 3, 2004 by and between the Company and American Standard Circuits, Inc.	2
10.6	Bill of Sale dated February 3, 2004 by and between Poly Circuits and AM-Wave, L.L.C.	2
10.7	Real Estate Sales Contract dated February 3, 2004 by and between the Company and AMI Partners, L.L.C.	2
10.8	Limited Liability Company Operating Agreement of AM-Wave, L.L.C. dated February 3, 2004 by and between Poly Circuits and American Standard Circuits, Inc.	2
10.9	Warranty Deed dated February 3, 2004 by and between the Company and AMI Partners, L.L.C.	2
10.10	Industrial Lease Agreement dated February 3, 2004 by and between the Company and AMI-Partners, LLC	2
10.11	Warrant to Purchase Stock dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.12	Accounts Receivable Financing Agreement dated March 31, 2004 by and between the Company and Silicon Valley Bank	2
10.13	Intellectual Property Security Agreement dated March 31, 2004 by and between the Company and Silicon Valley Bank	2
10.14	Amendment to Consulting Agreement, dated May 1, 2004, between the Company and Credit Support International, LLC	3
10.15	Letter Agreement with Paul Schmitt dated May 1, 2004	3
10.16	Employment Agreement dated July 28, 2004 between Company and Jim Mayer	4
10.17	Employment Agreement dated July 28, 2004 between Company and Joe Turek	4
10.18	Employment Agreement dated May 1, 2004 between Company and Robert Duke	4
10.19	Subscription Agreement dated June 28, 2004 between Company and Mercator Advisory Group	4
10.20	Stock Registration Rights Agreement dated June 28, 2004 between Company and Mercator Advisory Group	4
10.21	Nonstatutory Stock Option Agreement dated July 28, 2004 between Company and Jim Mayer	4
10.22	Amendment to Loan Documents, dated December 17, 2004 between M-Wave, Inc. and Silicon Valley Bank	6
10.23	Loan and Security Agreement, dated June 28, 2004,Between M-Wave, Inc. and Silicon Valley Bank	6
10.24	Asset Purchase Agreement, dated February 25, 2005 by and between Jayco Ventures, Inc. and M-Wave DBS, Inc.	7
10.25	Employment Agreement, dated February 25, 2005 between M-Wave DBS, Inc. and Jason Cohen	7
10.26	Employment Agreement, dated February 25, 2005 between M-Wave DBS, Inc. and Joshua Blake	7

10.27	Promissory Note, dated February 23, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	7
10.28	Promissory Note, dated February 23, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.	7
10.29	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	7
10.30	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.	7
10.31	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to M.A.G. Capital, LLC	7
10.32	SOA Amendment dated December 31, 2004	8
10.33	Purchase Agreement between M-Wave and American Standard Circuits dated December 31, 2004	8
10.34	Nonstatutory Stock Option Agreement dated December 31, 2004 between Company and Gordhan Patel	8
10.35	Loan and Security Agreement, dated April 11, 2005, between M-Wave, Inc. and Silicon Valley Bank	8
10.36	Assumption Agreement and Amendment to Loan Documents, dated April 11, 2005, between M-Wave, Inc. and Silicon Valley Bank	8
10.37	Amendment to 2003 Stock Incentive Plan	9
10.38	Amendment to Subscription Agreement, dated June 6, 2005 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Ponte Fund, Ltd., M.A.G. Capital, LLC and M-Wave, Inc.	Filed Herewith
10.39	Promissory Note, dated June 16, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.	Filed Herewith
10.40	Promissory Note, dated June 16, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, LP	Filed Herewith

10.41	Promissory Note, dated June 16, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund III, LP	Filed Herewith
10.42	Warrant, dated June 16, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund III, LP	Filed Herewith
10.43	Warrant, dated June 16, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.	Filed Herewith
10.44	Warrant, dated June 16, 2005, issued by M-Wave, Inc. to M.A.G. Capital, LLC	Filed Herewith
10.45	Warrant, dated June 16, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, LP	Filed Herewith
10.46	Registration Rights Agreement, dated June 16, 2005, between M-Wave, Inc. and Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., and Mercator Advisory Group, LLC	Filed Herewith
31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Herewith
31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Herewith
32	Certification pursuant to 18 U.S.C. Section 135O, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

(1)	Incorporated herein by reference to the applicable exhibit to Registrants Registration Statement on Form S-1 (Registration No. 33-45499)

(2)	Incorporated herein by reference to the applicable exhibit to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2003

(3)	Incorporated herein by reference to the applicable exhibit to the Registrant’s quarterly report on form 10-QSB for the quarter ended March 31, 2004

(4)	Incorporated herein by reference to the applicable exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004

(5)	Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed July 6, 2004

(6)	Incorporated herein by reference to the applicable exhibit to the Registrant’s form 8-K filed December 31, 2005

(7)	Incorporated herein by reference to the applicable exhibit to the Registrant’s form 8-K filed March 2, 2005

(8)	Incorporated herein by reference to the applicable exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004

(9)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed April 29, 2005