Form 10QSB
period 2005-09-30
M WAVE INC
filed 2005-11-21
CIK 883842

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005	Commission File No. 0-19944

M~WAVE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3809819
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer identification No.)

475 Industrial Drive, West Chicago, Illinois	60185
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(630) 562-5550

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

The registrant has 6,202,601 shares of common stock outstanding at September 30, 2005.

M-WAVE, INC.

Contents

Part I - Financial Information
Item 1: Financial Statements

M~Wave, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	SEPTEMBER 30, 2005	DECEMBER 31, 2004
CURRENT ASSETS:
Cash	$7,206	1,321,445
Accounts receivable, net of allowance for doubtful accounts 2005 $75,000; 2004 $75,000	1,832,080	2,040,768
Inventories, net	2,259,847	785,979
Prepaid product credits	235,000	340,000
Prepaid expenses and other assets	654,895	136,865
Total current assets	4,989,028	4,625,057
MACHINERY AND EQUIPMENT:
Machinery and equipment	589,067	346,665
Less accumulated depreciation	(93,551)	(23,736)
Machinery and equipment - net	495,516	322,929
Land, building and improvements held for sale and idle	635,821	745,821
Intangibles assets, net	42,500	0
Investment in equity securities	75,000	225,000
Goodwill	858,471	0
TOTAL	$7,096,336	$5,918,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,728,652	$1,163,013
Accrued expenses	520,265	518,484
Note payable, bank, net	1,957,658	1,189,192
Total current liabilities	4,206,576	2,870,689

LONG TERM DEBT, NET	1,999,423	0

STOCKHOLDERS' EQUITY:
Series A preferred stock, $100 par value; authorized 30,000 shares; issued and outstanding 2005:12,500 shares 2004: 24,000 shares	656,800	1,261,010
Common stock, $.005 par value; authorized 20,000,000 shares, issued and outstanding 2005: 6,202,601 shares; 2004: 5,059,028 shares	39,692	33,974
Additional paid-in capital	12,969,473	11,840,351
Accumulated deficit	(10,490,457)	(7,802,047)
Treasury stock, at cost 1,735,815 shares	(2,285,170)	(2,285,170)
Total stockholders' equity	890,338	3,048,118
TOTAL	$7,096,336	$5,918,807

See notes to unaudited consolidated financial statements.

Contents

M~WAVE, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,

	2005	2004
NET SALES	$4,983,084	$4,062,678

COST OF GOODS SOLD	4,121,316	3,321,024
Gross profit	861,768	741,654

OPERATING EXPENSES:
General and administrative	1,615,631	760,946
Selling and marketing	469,556	356,114
Impairment loss recognized on investment in AM-Wave, LLC	0	431,899
Stock compensation	12,000	58,469

Total operating expenses	2,097,187	1,607,428

Operating loss	(1,235,419)	(865,774)

OTHER INCOME (EXPENSE):
Interest income	308	1,463
Interest expense	(172,308)	(58,010)
Trade debt forgiveness	0	271,394
Impairment of investment of available for sale securities	(150,000)	0
Total other income (expense), net	(322,000)	214,847

(LOSS) BEFORE INCOME TAXES	(1,577,419)	(650,927)

Provision for income taxes	71,328	0

NET (LOSS)	$(1,628,747)	$(650,927)

Preferred Stock Beneficial Conversion Feature	0	$(1,827,300)

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,628,747)	$(2,478,227)

Weighted average shares outstanding	6,201,690	4,544,266

BASIC and Diluted (LOSS) PER SHARE	$(0.26)	$(0.55)

See notes to unaudited consolidated financial statements.

Contents

M~WAVE, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,

	2005	2004
NET SALES	$16,572,547	$13,570,955

COST OF GOODS SOLD	13,368,340	11,172,103
Gross profit	3,204,207	2,398,852

OPERATING EXPENSES:
General and administrative	4,049,924	1,631,350
Selling and marketing	1,204,128	997,127
Impairment loss recognized on investment in AM-Wave, LLC	0	591,359
Stock compensation	12,000	206,578

Total operating expenses	5,266,052	3,426,414

Operating loss	(2,061,845)	(1,027,562)

OTHER INCOME (EXPENSE):
Interest income	6,510	42,025
Interest expense	(411,747)	(119,276)
Trade debt forgiveness	0	710,778
Impairment of investment of available for sale securities	(150,000)	0
Total other income (expense), net	(555,237)	633,527

(LOSS) BEFORE INCOME TAXES	(2,617,082)	(394,035)

Provision for income taxes	71,328	112,678

NET (LOSS)	$(2,688,410)	$(506,713)

Preferred Stock Beneficial Conversion Feature	0	(1,827,300)

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,688,410)	$(2,334,013)

Weighted average shares outstanding	5,985,344	4,477,647

BASIC and Diluted (LOSS) PER SHARE	$(0.45)	$(0.52)

See notes to unaudited consolidated financial statements

Contents

M~WAVE, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,688,410)	$(506,714)
Adjustments to reconcile net (loss) income to net cash flows used in operating activities:
Loss on disposal of property, plant, and equipment	110,000	81,596
Depreciation and amortization	69,815	27,564
Amortization of discount on note payable, bank	36,414	12,138
Amortization of discount on long term debt	114,904	0
Amortization of intangible assets	17,500	0
Trade debt forgiveness	0	(710,777)
Impairment loss recognized on investment in AM-Wave, LLC	0	591,359
Stock compensation recognized on options and warrants	12,000	206,578
Impairment of investment of available for sale securities	150,000	0
Adjustment to refundable income taxes	0	70,403
Changes in assets and liabilities:
Accounts receivable	708,688	147,684
Inventories	(1,273,868)	(713,434)
Prepaid expenses and other assets	(413,030)	(58,319)
Accounts payable	565,639	(1,714,061)
Accrued expenses	1,781	(600,283)
Income taxes	0	0
Net cash flows used in operating activities	(2,588,567)	(3,166,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of machinery and equipment	(142,402)	(69,370)
Increase in investment in Am Waved LLC	0	(128,439)
Proceeds from sale of land, building and equipment, net of disposal costs	0	2,688,807
Acquisition of business	(1,718,472)	0
Net cash flows (used in) provided by investing activities	(1,860,874)	2,490,998

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,150	920
Net borrowings on note payable, bank	732,052	1,703,615
Payments on short and long term debt	0	(2,457,013)
Proceeds from Preferred Stock Issuance	0	2,550,000
Borrowings on long term debt	2,400,000	0
Net cash flows provided by financing activities	3,135,202	1,797,462

NET INCREASE/DECREASE IN CASH:	(1,314,239)	1,122,194
Beginning of period	1,321,445	249,343
End of period	$7,206	$1,371,537

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Contribution of equipment for investment in AM-Wave, LLC	$0	$777,200
Stock options issued in connection with consulting agreement	0	91,195
Stock warrants issued in connection with SOA agreement	0	115,383
Stock warrants issued in connection with bank financing agreement	0	97,100
Stock warrants issued in connection with preferred stock offering	0	848,750
Stock warrants issued as discount on note payable, Mercator	515,480	0

Acquisition of Business:
Accounts receivable	$500,000	$0
Inventories	200,000	0
Machinery and equipment	100,000	0
Intangible assets	60,000	0
Goodwill, including acquisition costs of $358,472	858,472	0
Total	$1,718,472	$0

See notes to unaudited consolidated financial statements.

Contents

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

Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

2.	Business Issues

During the third quarter of 2005 the Company continued to focus attention on growing its core EMG business while developing long term relationships with its customer base on the recently acquired DBS side of the business.

On February 25, 2005 M-Wave, Inc. through its wholly owned subsidiary, M-Wave DBS, Inc., purchased substantially all of the assets of Jayco Ventures Inc. (JVI) for approximately $1,718,000. Included in the acquisition price is approximately $60,000 of acquired intangible assets, which consists of patents, customer relationships, and customer backlogs. The weighted average estimated economic life of the acquired intangible assets is approximately three years. The acquisition also resulted in goodwill of approximately $858,000, which has been recorded on the books of the DBS business segment. All operations of JVI after February 25, 2005 are included in the consolidated results of M-Wave, Inc. All material inter-company transactions have been eliminated in consolidation.

As of September 30, 2005, the Company has not finalized the purchase accounting for the JVI acquisition.

Contents

3.	Realization of Assets

The Company completed the sale of its Bensenville, Illinois facility on October 5, 2005 receiving proceeds of approximately $457,000, net of fees and taxes. We recorded an loss on the sale of the building of approximately $100,000 in the third quarter of 2005. Proceeds were used to pay down our line of credit with Silicon Valley Bank. The Company continues efforts to sell its parcel of land located in Bensenville. The Company also recognized impairment expense of approximately $150,000 on its investment of available for sale securities during the third quarter of 2005.

4	Inventories

Inventory is carried at the lower of cost (first-in, first-out) or market. Substantially all the Company’s inventories are in finished goods held for sales to customers supported by annual forecasts, firm purchase orders or contracts.

5.	Business Segments

Concurrently with the acquisition of Jayco Ventures Inc., M-Wave established two operating units. The Company's existing printed circuit board and related custom component business is now known as M-Wave EMG [Electro-Mechanical Group]. Concurrently, Robert Duke, Vice President of Corporate Sales, was named President-EMG division. Jason Cohen, former CEO of JVI, was hired as President-DBS division. These two operating units - Electromechanical (EMG) and Digital Broadcast Satellite (DBS) - are the two segments that the Company operates in. The Company currently records corporate expenses under the EMG Group and allocates a portion to the DBS Group. Information about the Company by segment is presented below for the three and nine months ended September 30:

	3 months ended		9 months ended
	2005	2004	2005	2004
Net Sales

EMG Group	$3,589,809	$4,062,678	$14,112,653	$13,570,955

DBS Group	1,393,275	-	2,459,894	-
Consolidated net sales	$4,983,084	$4,062,678	$16,572,547	$13,570,955

Operating loss

EMG Group	$(587,400)	$(865,774)	(676,740)	(1,027,562)
DBS Group	(648,019)	0	(1,385,105)	0
Consolidated operating loss	$(1,235,419)	$(865,774)	$(2,061,845)	$(161,791)

Interest and other (expense) income	$(322,000)	$214,849	$(555,237)	$633,527
Preferred Stock Conversion		$(1,827,300)		(1,827,300)
Consolidated (loss) income before

Income taxes	$(1,557,419)	$(2,478,227)	$(2,617,083)	$(2,221,335)

Depreciation and amortization expense
EMG Group	$17,799	$9,564	$50,751	$27,564

DBS Group	17,141	0	36,564	0
Consolidated depreciation and amortization expense	$34,940	$9,564	$87,315	$27,564

Capital expenditures

EMG Group	$20,591	$3,796	$39,793	$69,370

DBS Group	7,502	0	102,609	0
Consolidated capital expenditures	$28,093	$3,796	$142,402	$69,370

Total Assets			Sept. 30, 2005	Dec.31, 2004
EMG Group			$3,212,132	$5,918,807

DBS Group			3,884,204	0
Consolidated total assets			$7,096,336	$5,918,807

Contents

6.	Debt

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

Contents

The issuance of notes and warrants were made to Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe Fund, Ltd. and M.A.G. Capital, LLC, all of which are related entities. We paid fees totaling $29,000 in connection with the financing.

The promissory notes accrue interest at 10% per annum and become due on August 23, 2007; provided that the notes are subordinate in right of payment to the debt payable to our lender Silicon Valley Bank. Upon sale of our real property at 215 Park Street, Bensenville, Illinois and subject to the approval of SVB, we are required to prepay an aggregate of $325,000 under the promissory notes. Upon closing on this parcel on October 5, 2005, SVB exercised their subordination rights to apply the proceeds against the Company’s line of credit. Voluntary prepayments are subject to a 1% premium payment. We are required to pay annual extension fees equal to 1% of the outstanding principal balance under the notes on June 1, 2006 and June 1, 2007.

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

Contents

Following Silicon Valley Bank’s notification that we are in default of a covenant of our loan and security agreement, we entered into an agreement with Silicon Valley Bank whereby SVB agreed not to exercise its rights and remedies resulting from such default until the earlier of October 22, 2005 or the occurrence and continuance of any other event of default.

On October 24, 2005, we entered into another agreement with SVB that extended the date set forth in the paragraph above from “October 22, 2005” to “October 31, 2005.” By the agreement, we also agreed to deliver additional security to SVB in the form of a deed of trust with respect to our property at 544 Pine Street, Bensenville, Illinois, and a pledge of 1,500,000 shares of common stock that we own in Integrated Performance Systems, Inc.

On November 14 we announced that Monarch Pointe Funde, Ltd. had purchased the revolving financing note from Silicon Valley Bank and has informed us that it intends to waive defaults, and continue its financing to facilitate restructuring of the Company.

7.	Equity

During the third quarter of 2005, the entities related to M.A.G. Capital LLC did not convert any of their shares of preferred stock into common shares. As of September 30, 2005 there are 12,500 preferred shares outstanding. Below is a tabulation of the potentially dilutive securities:

	3 months ended		9 months ended
	2005	2004	2005	2004
Weighted average shares outstanding	6,201,688	4,544,266	5,985,343	4,477,647

Options in the money, net	117,771	175,850	162,807	236,559

Warrants in the money, net	2,525	-	17,584	150,845
Preferred shares convertible to Common	1,275,510	1,275,510	1,275,510	1,275,510
Total Outstanding and Potentially
Dilutive shares	7,597,494	5,995,626	7,441,244	6,140,561

Contents

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

9.	Impairment of Long-Lived Assets to be Held and Used

The Company did not record an impairment loss in the first nine months of 2005. It recorded an impairment loss of $591,359 in the first nine months of 2004 due to the investment in Am-Wave, LLC.

10.	Stock-Based Compensation

Stock-based employee compensation, including stock options, for the three and nine months ended September 30, 2005 and 2004 was accounted for under the intrinsic value-based method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense was recognized for stock options granted to employees in the first nine months of 2005 because the options that were granted had no intrinsic value on the date of grant.

The Company recorded stock option expense in the three and nine months of 2005 of $12,000 related to the warrants issued in connection with the consulting agreement between the Company and JAS Financial Services. In the three and nine months of 2004 it recorded $58,469 and $206,578 respectively relating to options issued in connection with the consulting agreements between the Company and Credit Support International LLC and Gordhan Patel.

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 net (loss) income would have increased or decreased, resulting in pro forma net (loss) income and EPS as presented below:

Contents

	Period Ended September 30,
	3 Months		9 Months
	2005	2004	2005	2004
Net (loss) income, as reported	$(1,628,747)	$(2,478,227)	$(2,688,410)	$(2,334,013)
Deduct: Stock-based compensation expense, net of related tax effects determined under fair-value method for all awards	$(291,233)	$(246,544)	$(361,996)	$(379,192)

Pro forma net (loss) income	$(1,919,980)	$(2,724,771)	$(3,050,406)	$(2,713,205)

EPS, as reported
Basic	$(0.26)	$(0.55)	$(0.45)	$(0.52)
Diluted	$(0.26)	$(0.55)	$(0.45)	$(0.52)

Pro forma EPS
Basic	$(0.31)	$(0.60)	$(0.51)	$(0.61)
Diluted	$(0.31)	$(0.60)	$(0.51)	$(0.61)

Weighted Average Assumptions:
Fair value	$0.98	$1.08	$1.02	$0.97
Expected life	5.0	5.0	5.0	5.0
Risk-free rate	4.09%	4.34%	4.03%	4.25%
Volatility	292.80%	166.75%	295.32%	156.27%
Dividend yield	0.00%	0.00%	0.00%	0.00%

11.	Trade Debt Forgiveness

In 2003, the Company entered into settlement agreements with several suppliers to pay portions of the trade balances owed and for the suppliers to forgive the remainder. There was no trade debt forgiveness recorded during the first nine months of 2005, and $710,778 was recorded in the first nine months of 2004.

12.	Taxes

The Company recorded approximately $71,000 in state income tax expense during the third quarter of 2005 related to a recovery of income tax credits taken in prior years.

Contents

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

Contents

RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Net Sales

Net sales were approximately $4,983,000 for the quarter ended September 30, 2005, an increase of approximately $920,000 or 22.7% above the quarter ended September 30, 2004. M-Wave EMG net sales were approximately $3,590,000, a decrease of approximately $473,000 or 11.6% versus the third quarter of 2004. M-Wave DBS net sales were approximately $1,393,000 in the third quarter of 2005 which is the second full quarter of sales for our new DBS division that was formed upon our acquisition of JVI on February 25, 2005.

Within our EMG segment, the radio frequency “RF” product line sales were approximately $1,960,000 during the third quarter of 2005 versus approximately $2,351,000 for the third quarter of 2004, a decrease of approximately $391,000, or 16.6%. Sales within our digital product line were approximately $1,571,000 during the third quarter of 2005 versus approximately $1,730,000 for the third quarter of 2004, a decrease of approximately $159,000 or 9.2%. Miscellaneous sales were approximately $59,000 during the third quarter versus approximately ($18,000) during the third quarter of 2004.

Sales within our RF product line softened during the third quarter of 2005, as sales during the second quarter spiked higher than we anticipated. As a result, third quarter sales were below normal expectations, but year to date sales continue to exceed previous year sales. The decrease in digital sales is primarily due to smaller customer accounts reducing their inventory levels.

Currently, the DBS segment does not have multiple product lines.

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the third quarter of 2005 was approximately $862,000, or 17.3% of Net Sales, compared to a gross profit of approximately $742,000, or 18.3% of Net Sales, for the third quarter of 2004. Increase in gross profit for the third quarter was attributable to several factors. The realization of DBS sales offset by lower sales within the EMG segment that have focused on higher margin accounts in both the Digital and RF product lines helped improved margins in the 2005 third quarter compared to last year.

Gross profit at our EMG and DBS divisions were approximately $719,000, or 20.2% and $143,000, or 10.3% respectively, for the third quarter of 2005 compared to approximately $742,000, or 18.3% and $0 for the third quarter of 2004. DBS margins for the third quarter were lower than normal due to strategic promotions focused at building our customer base. In addition, higher freight costs related to incoming inventory also impacted DBS margins in the third quarter. As we build the DBS business we anticipate improved revenue and margins in amounts that are anticipated to be comparable to the EMG division. We also expect improved freight costs as we begin to negotiate rates and consolidate incoming shipments on a corporate-wide basis.

Contents

Operating Expenses

General and administrative expenses were approximately $1,616,000 or 32.4% of net sales in the third quarter of 2005 compared to approximately $761,000 or 18.7% of net sales in the third quarter of 2004, an increase of approximately $755,000. General and administrative expenses for the EMG group was approximately $1,058,000 for the third quarter of 2005 compared to expenses of approximately $761,000 for the third quarter of 2004. General and administrative expenses for the DBS group were approximately $558,000 for the third quarter of 2005 compared to $0 in the third quarter of 2004.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the third quarter of 2004, payroll related expenses increased approximately $189,000 due to increased headcount at our DBS division and severance payments at our EMG division. Professional services, which include legal, auditing, and consulting fees, increased approximately $219,000 in 2005 compared to prior year primarily due to increased legal fees offset by the elimination of consulting fees paid to Credit Support International (CSI) in 2004. Costs related to being a public company, such as investor relations, corporate development, and Sarbanes-Oxley expenses, increased approximately $51,000 in the third quarter of 2005 compared to the third quarter of 2004. Costs related to the Strategic Operating Alliance (SOA) with American Standard Circuits (ASC) were approximately $181,000 in the third quarter of 2005, a decrease of approximately $11,000 versus the third quarter of 2004. Increases in bank fees, engineering product development, and travel expenses of approximately $45,000, $20,000, and $33,000, respectively, during the third quarter of 2005 versus those recorded during 2004 and also include DBS expenses for 2005. During the third quarter of 2005, we also recorded a loss of approximately $100,000 on the sale of our Bensenville property that closed on October 5, 2005

Selling and marketing expenses were approximately $470,000 or 9.4% of net sales in the third quarter of 2005, which compares to approximately $356,000 or 8.8% of net sales in the third quarter of 2004. Selling and marketing expenses for the EMG group was approximately $236,000, or 6.6% of EMG sales for the third quarter of 2005 compared to expenses of approximately $356,000, or 8.8% of EMG sales for the third quarter of 2004. Selling and marketing expenses for the DBS group were approximately $234,000, or 16.8% of DBS sales for the third quarter of 2005 compared to $0 in the third quarter of 2004. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the third quarter of 2004, commissions paid to independent sales organizations decreased approximately $19,000, and payroll-related expenses increased approximately $99,000 primarily due to the inclusion of DBS headcount offset by decreased expenses at the EMG division.

Contents

The Company did not record an impairment loss in the third quarter of 2005. It recorded a loss of approximately $432,000 in the third quarter of 2004, to adjust the carrying value of its investment in AM-Wave, LLC to its estimated net realizable value.

The Company recorded stock compensation expense of approximately $12,000 in the third quarter of 2005 related to a consulting agreement with JAS Financial Services. The Company recorded approximately $58,000 in stock compensation expense in the third quarter of 2004 related to consulting agreements with CSI and Gordhan Patel.

Operating Loss

Operating loss was approximately $1,235,000 in the third quarter of 2005 compared to an operating loss of approximately $865,000 in the third quarter of 2004, primarily due to the increased general and administrative expenses discussed above, partially offset by increases in gross profit and decreases in impairment charges and stock compensation.

Interest Income

There was no interest income from short-term investments in the third quarter of 2005 compared to approximately $1,000 in the third quarter of 2004.

Interest Expense

Interest expense was approximately $172,000 in the third quarter of 2005 versus $58,000 interest expense the third quarter of 2004, with the increase primarily due to increased borrowings and discounts issued on new long-term debt. The Company recorded non-cash interest expense of approximately $53,000 in the third quarter of 2005 compared to approximately $12,000 in the third quarter of 2004. These non-cash expenses are related to the amortization of approximately $12,000 on warrants to Silicon Valley Bank related to the financing agreement, and approximately $41,000 related to the issuance of long-term debt to entities related to M.A.G. Capital LLC.

Contents

Other Income/Expenses

The Company recorded approximately $150,00 of other expenses in the third quarter of 2005 related to the impairment of investment of available for sale securities. The Company recorded approximately $271,000 in income related to trade debt forgiveness in the third quarter of 2004.

Income Taxes

During the third quarter of 2005 the Company recorded $71,000 income tax expense due to recapture of state tax credits received in prior years. During the third quarter of 2004 the Company recorded no income tax expense.

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Net Sales

Net sales were approximately $16,573,000 for the nine months ended September 30, 2005, an increase of approximately $3,002,000 or 22.1% above the first nine months of 2004. M-Wave EMG net sales were approximately $14,113,000, an increase of approximately $542,000 or 4.0% versus the first nine months of 2004. M-Wave DBS net sales were approximately $2,460,000 in the first nine months of 2005 which reflect sales of our new DBS division that was formed upon the acquisition of JVI on February 25, 2005. To date, DBS sales have fallen short of expectations since the acquisition due to lack of inventory availability but should improve as our inventory levels increased during the third quarter.

Within our EMG segment, the radio frequency “RF” product line sales were approximately $8,034,000 during the first nine months of 2005 versus approximately $7,440,000 for the first nine months of 2004, an increase of approximately $594,000, or 7.9%. Sales within our digital product line were approximately $5,849,000 during the first nine months of 2005 versus approximately $6,178,000 for the first nine months of 2004, a decrease of approximately $329,000 or 5.3%. Miscellaneous sales were approximately $229,000 for the first nine months of 2005 versus approximately ($47,000) for the first nine months of 2004.

While sales within our RF product line are higher overall compared to 2004 sales, we have seen a softening in sales within this segment during the third quarter that we expect to continue. The decrease in digital sales is primarily due to an overall decline in this product category, but the Company is focusing its efforts to grow this higher margin segment of the business through adjacencies within our core customers that we anticipate will grow revenues during future periods beginning in early 2006.

Currently, the DBS segment does not have multiple product lines.

Contents

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the first nine months of 2005 was approximately $3,204,000, or 19.3% of Net Sales, compared to a gross profit of approximately $2,399,000, or 17.7% of Net Sales, for the first nine months of 2004. Increase in gross profit for the nine months was attributable to several factors. Higher sales within the EMG segment that have focused on higher margin accounts in both the Digital and RF product lines helped improved margins in the 2005 period compared to last year.

Gross profit at our EMG and DBS divisions were approximately $2,920,000, or 20.7% and $284,000, or 11.5% respectively for the first nine months of 2005 compared to approximately $2,398,000, or 17.7% and $0 for the first nine months of 2004. DBS margins for the 2005 period were lower due to sales of inventory at lower than usual prices. In addition, higher freight costs related to incoming inventory also impacted DBS margins in the first nine months of 2005. As we build the DBS business we anticipate improved revenue and margins in amounts that are anticipated to be comparable to the EMG division. We also expect improved freight costs as we begin to negotiate rates and consolidate incoming shipments on a corporate-wide basis. We do not expect the DBS business to stabilize until early 2006.

Operating Expenses

General and administrative expenses were approximately $4,050,000 or 24.4% of net sales in the first nine months of 2005 compared to approximately $1,631,000 or 12.0% of net sales in the first nine months of 2004, an increase of approximately $2,319,000. General and administrative expenses for the EMG group were approximately $2,820,000 for the first nine months of 2005 compared to expenses of approximately $1,631,000 for the first nine months of 2004. General and administrative expenses for the DBS group were approximately $1,230,000 for the first nine months of 2005 compared to $0 in the first nine months of 2004.

Contents

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the first nine months of 2004, payroll related expenses increased $724,000 primarily related to the inclusion of DBS payroll expenses of approximately $330,000, payment of incentive compensation of approximately $107,000 and costs related to increased staffing of approximately $287,000. Professional services, which include legal, auditing, and consulting fees, increased approximately $123,000 in 2005 compared to prior year expenses. Consulting fees decreased by approximately $182,000 primarily related to the transition of Jim Mayer from consultant to employee. Legal costs increased approximately $312,000 primarily related to costs of the Company’s dispute between management and its board of directors which was settled on August 19, 2005 and costs related to additional public filings not incurred during 2004. Costs related to being a public company, such as investor relations, corporate development, and Sarbanes-Oxley expenses, increased approximately $280,000 in the first nine months of 2005 compared to the first nine months of 2004. Insurance costs increased approximately $54,000 compared to the prior year primarily related to additional costs related to our acquisition and increased coverage limits on our director and officers liability policies. Costs related to the SOA were approximately $574,000 in the first nine months of 2005, an increase of approximately $148,000 over the first nine months of 2004. During the third quarter of 2005, we also recorded a loss of approximately $100,000 on the sale of our Bensenville property that closed on October 5, 2005.

Selling and marketing expenses were approximately $1,204,000 or 7.3% of net sales in the first nine months of 2005 compared to approximately $997,000 or 7.4% of net sales in the first nine months of 2004. Selling and marketing expenses for the EMG group was approximately $766,000, or 5.1% of EMG sales for the first nine months of 2005 compared to expenses of approximately $997,000, or 7.3% of EMG sales for the first nine months of 2004. Selling and marketing expenses for the DBS group were approximately $438,000, or 17.8% of DBS sales for the first nine months of 2005 compared to $0 in the first nine months of 2004. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the first nine months of 2004, commissions paid to independent sales organizations decreased approximately $172,000; payroll-related expenses increased approximately $271,000 due to increased headcount at our DBS division and approximately $33,000 in incentive compensation. Travel related expenses increased approximately $54,000 in the first nine months of 2005 versus 2004 due exclusively to our DBS division.

The Company did not record an impairment loss in the first nine months of 2005. It recorded a loss of approximately $591,000 in the first nine months of 2004, to adjust the carrying value of its investment in AM-Wave, LLC to its estimated net realizable value.

The Company recorded stock compensation expense of approxiumately $12,000 in the first nine months of 2005 related to a consulting agreement with JAS Financial Services. The Company recorded approximately $207,000 in stock compensation expense in the first nine months of 2004 related to consulting agreements with CSI and Gordhan Patel.

Contents

Operating Loss

Operating loss was approximately $2,062,000 in the first nine months of 2005 compared to an operating loss of approximately $1,028,000 in the first nine months of 2004, primarily due to the increased general and administrative and selling expenses discussed above, partially offset by increases in gross profit and decreases in impairment charges and stock compensation.

Interest Income

Interest income from short-term investments was approximately $7,000 in the first nine months of 2005 compared to approximately $42,000 in the first nine months of 2004. Prior year benefited from payment on a promissory note which was subsequently converted to an investment in equity securities at the end of 2004.

Interest Expense

Interest expense was approximately $412,000 in the first nine months of 2005, compared to $119,000 of interest expense recorded in the first nine months of 2004, with the increase primarily due to increased borrowings and discounts issued on new long-term debt. The Company recorded non-cash interest expense of approximately $151,000 in the first nine months of 2005 compared to approximately $12,000 in the first nine months of 2004. These expenses are related to the amortization of approximately $36,000 on warrants to Silicon Valley Bank related to the financing agreement, and approximately $115,000 related to the issuance of long-term debt to entities related to M.A.G. Capital LLC.

Other Income/Expense

The Company recorded approximately $150,000 in other expenses in the first nine months of 2005 related to the impairment of investment of available for sale securities. The Company recorded approximately $711,000 in income related to trade debt forgiveness in the first nine months of 2004.

Income Taxes

During the first nine months of 2005 the Company recorded $71,000 of income tax expense due to a recapture of state income tax credits received in prior years. During the first nine months of 2004 the Company recorded income tax expense of approximately $113,000 due to an adjustment related to the Alternative Minimum Tax calculation.

Contents

Liquidity and Capital Resources

Net cash used by operations was approximately $2,589,000 for the first nine months of 2005 compared to approximately $3,166,000 used by operations for the first nine months of 2004.

Accounts receivable decreased approximately $709,000 due to improved days sales outstanding offset by increased sales on the DBS business segment. Inventories increased approximately $1,274,000 related to increased activity for the DBS business groups. Prepaid expenses increased by approximately $413,000 primarily due to advanced payments to the DBS vendors. Consequently, the increase in accounts payable of approximately $566,000 is related to the corresponding increase in inventory levels.

Capital expenditures were approximately $142,000 in the first nine months of 2005 compared to approximately $69,000 in the first nine months of 2004. The current year expenses consisted primarily of purchases of computer equipment for the DBS division as well as purchases related to integrating the DBS division into the Company’s current ERP system. The Company converted its operating systems in January 2005 to Microsoft Great Plains and transitioned the acquisition’s database from its legacy system to Great Plains in May 2005.

Net cash used in investing activities was approximately $1,861,000 for the first nine months of 2005 compared to cash provided of approximately $2,491,000 during the first nine months of 2004. The prior year activity included approximately $2,689,000 in proceeds received from the sale of assets to ASC. Current year activity was primarily related to the acquisition of Jayco Ventures, Inc. in February 2005.

Net cash provided by financing activities increased by approximately $3,135,000 related to the issuance of long-term debt of $2,400,000 and increases in our credit facility of approximately $732,000 during the first nine months of 2005. Net cash provided by financing activities was approximately $1,797,000 during the first nine months of 2004 primarily related to repayments of debt with proceeds from sales of assets and the establishment of the credit facility with Silicon Valley Bank during the first nine months of 2004.

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

Contents

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

Current terms with DBS suppliers require us to effectively prepay for a majority of inventory purchases by the time product is received. At the time of acquisition, the DBS division had little saleable inventory, requiring us to purchase a substantial amount of inventory on a prepaid basis, amounts which are in excess of our current capital resources.

On October 5, 2005, we entered into an Agreement to sell our real property located at 215 Park Street, Bensenville, Illinois for the purchase price of $500,000. We received proceeds of approximately $457,000, net of fees and closing costs. Proceeds were used to pay down our credit facility with SVB. We continue to attempt to sell our land parcel located at 544 Pine Street, Bensenville, Illinois.

As of August 31, 2005, we fell out of compliance with our tangible net worth bank covenant. Following Silicon Valley Bank’s notification that we were in default of a covenant of our loan and security agreement, we entered into an agreement with Silicon Valley Bank whereby SVB agreed not to exercise its rights and remedies resulting from such default until the earlier of October 22, 2005 or the occurrence and continuance of any other event of default.

On October 24, 2005, we entered into another agreement with SVB that extended the date set forth in the paragraph above from “October 22, 2005” to “October 31, 2005.” By the agreement, we also agreed to deliver additional security to SVB in the form of a deed of trust with respect to our property at 544 Pine Street, Bensenville, Illinois, and a pledge of 1,500,000 shares of common stock that we own in Integrated Performance Systems, Inc.

On October 31, 2005, the amount outstanding under the loan and security agreement was approximately $1,900,000. Without the agreements above, and following the expiration of the agreements (absent their extension), SVB would have the right to request acceleration of such amount.

Contents

On November 14 we announced that Monarch Pointe Fund, Ltd. had purchased the revolving financing note from Silicon Valley Bank and has informed us that it intends to waive defaults, and continue its financing to facilitate restructuring of the Company. It is anticipated that the Company will tentatively negotiate this purchase into a new senior secured convertible note with a high yield interest rate. This new note is anticipated to be for an amount that includes the current principal balance and an additional amount of up to $750,000. The term of this note is not yet defined and is anticipated to close on or about November 23, 2005.

There can be no assurances that we will secure the financing on the senior secured convertible note. If we cannot secure this financing under mutually agreeable terms, we will need to continue to search for other financing alternatives.

On October 26, 2005, the Board of Directors created a Special Committee of the Board of Directors to immediately review strategic options including the sale or merger of all or part of the Company.

The Special Committee of the Board is composed of independent directors that include Bruce Nelson, also M-Wave’s chairman of its audit committee; Glenn Norem, who is chairman of its compensation committee and Gary Castagna, the former chairman of the audit committee. The Special Committee will be tasked with hiring the requisite third party professionals to effectuate the goals of a sale, merger, or other strategic option; vetting proposals brought forward by outsiders or insiders; reviewing alternative financing options and assuring fairness in any transaction effectuated.

Based upon the current level of operations and anticipated growth, our current cash, and the additional possible financing provided by Monarch Pointe Fund, Ltd., we believe that we will require additional equity or debt financing to meet our anticipated liquidity requirements over the next 12 months. There can be no assurances that additional equity or debt financing will be available to us, or if available, that such financing will be available on acceptable terms. If we are unable to obtain such financing, we would be required to modify our strategic growth plans and scale back operations beginning in the early part of the 2005 fourth quarter, to reduce labor, travel and sales expenses, and to reduce inventory purchases, which actions would likely result in reduced revenue, particularly in our M-Wave DBS business.

Inflation

Management believes inflation has not had a material effect on the Company’s operations or on its financial position. However, expected supplier price increases that average approximately 3-5% may have a material effect on the Company’s operations and financial position in the remainder of 2005, if the Company is unable to pass through those increases under its present contracts.

Contents

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

To maintain the listing of our common stock on the NASDAQ Capital Markets, we must maintain compliance with their continuing listing requirements, including a minimum tangible net worth of $2.5 million. As of September 30, 2005, we are not in compliance with this requirement, and are working on obtaining additional equity financing.

The continuing listing requirements also require that, on and after July 31, 2005, we must have a minimum of three members on the audit committee of our board of directors, all of which must meet the definition of independence contained within NASDAQ’s rules. The shortage is a result of the resignation of Thomas K. Cox on June 29, 2005, and NASDAQ has allowed us until the earlier to occur of June 29, 2006 or our next annual meeting of stockholders to replace Mr. Cox. We had received a delisting letter on July 27, 2005 notifying us of these circumstances. On September 29, 2005, Bruce Nelson and Glenn Norem were appointed to our Board of Directors, with Mr. Nelson being elected Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Norem was elected as Chairman of the Compensation Committee and a member of the Audit Committee. On October 10, 2005, the Company received a letter from NASDAQ stating that they had reviewed the appointments of Messrs. Nelson and Norem and determined that the Company was in compliance with the Rules and the matter is now closed.

Contents

The continuing listing requirements also require that our common stock must not fall below a minimum closing bid price of $1.00 per share for any period of 30 consecutive business days. On September 9, 2005, the Company received a delisting letter from NASDAQ indicating that this rule had not been satisfied. In accordance with the Rule, the Company has been provided 180 calendar days, or until March 8, 2006 to regain compliance. If, at anytime before March 8, 2006, the Company’s closing bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will be provided written notification that it would regain compliance within the Rule. On November 17, 2005, the closing bid price of our common stock closed was $0.48 per share.

We may not be able to maintain a minimum tangible net worth of $2.5 million, maintain the minimum bid price of our common stock, or meet one or more of the other continuing listing requirements of the NASDAQ Capital Markets, any of which would make our common stock subject to delisting. Upon a delisting of our common stock from the NASDAQ Capital Markets, our common stock would trade on the over-the-counter bulletin board, which may have an adverse impact on the market price and liquidity of our common stock. In addition, if our common stock is de-listed from the NASDAQ Capital Markets and the trading price of our common stock is less than $1.00 per share, our common stock will come within the definition of a “penny stock.” As a result, it is possible that our common stock may become subject to the penny stock rules and regulations that require additional disclosure by broker-dealers in connection with any trades involving a penny stock. The additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to resell our common stock.

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

Contents

(b)   Changes in internal controls. There was no change in the Company's internal control over financial reporting during the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information

Item 6: Exhibits

(a) Exhibits

10.47	Settlement Agreement, dated August 19, 2005, among M-Wave, Inc., Carl R. Klein, James A. Skelton, Gary Castagna, Greg Meyer, Joseph A. Turek, Gerald M. (“Jim”) Mayer, and Freeborn & Peters, LLP

10.48	Agreement for the Purchase and Sale of Real Estate, dated October 5, 2005, between M-Wave, Inc. and Jozef Szczecina, Miroslaw Kubas, Wojciech Dziewonski, and Kazimierz Koniarczyk.

10.49	Agreement for the Asset Sale and Transition Agreement between M-Wave, Inc. and American Standard Circuits dated October 21, 2005.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. Section 135O, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Contents

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M~WAVE, Inc.

Date: November 21, 2005	/s/ Jeff Figlewicz
Jeff Figlewicz
Corporate Controller and
Principal Accounting Officer

Contents

Exhibit Index

Exhibit
No.	Description	Location

3.1	Certificate of Incorporation of the Company	1

3.2	Bylaws of the Company	1

3.3	Certificate of Designations for Series A Preferred Stock	5

4.1	Specimen Common Stock Certificate	4

Contents

10.1	Credit Agreement dated October 1, 2003 between Bank One, NA, the Company, and Poly Circuits, Inc.	2

10.2	Consulting Agreement dated September 1, 2003 by and between the Company and Credit Support International, LLC	2

10.3	2003 Stock Incentive Plan	2

10.4	Asset Purchase and Sale Agreement dated February 3, 2004 by and between the Company, Poly Circuits and M-Wave, L.L.C.	2

10.5	Agreement for Strategic Operating Alliance dated February 3, 2004 by and between the Company and American Standard Circuits, Inc.	2

10.6	Bill of Sale dated February 3, 2004 by and between Poly Circuits and AM-Wave, L.L.C.	2

10.7	Real Estate Sales Contract dated February 3, 2004 by and between the Company and AMI Partners, L.L.C.	2

10.8	Limited Liability Company Operating Agreement of AM-Wave, L.L.C. dated February 3, 2004 by and between Poly Circuits and American Standard Circuits, Inc.	2

10.9	Warranty Deed dated February 3, 2004 by and between the Company and AMI Partners, L.L.C.	2

10.10	Industrial Lease Agreement dated February 3, 2004 by and between the Company and AMI-Partners, LLC	2

10.11	Warrant to Purchase Stock dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.12	Accounts Receivable Financing Agreement dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.13	Intellectual Property Security Agreement dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.14	Amendment to Consulting Agreement, dated May 1, 2004, between the Company and Credit Support International, LLC	3

10.15	Letter Agreement with Paul Schmitt dated May 1, 2004	3

10.16	Employment Agreement dated July 28, 2004 between Company and Jim Mayer	4

Contents

10.17	Employment Agreement dated July 28, 2004 between Company and Joe Turek	4

10.18	Employment Agreement dated May 1, 2004 between Company and Robert Duke	4

10.19	Subscription Agreement dated June 28, 2004 between Company and Mercator Advisory Group	4

10.20	Stock Registration Rights Agreement dated June 28, 2004 between Company and Mercator Advisory Group	4

10.21	Nonstatutory Stock Option Agreement dated July 28, 2004 between Company and Jim Mayer	4

10.22	Amendment to Loan Documents, dated December 17, 2004 between M-Wave, Inc. and Silicon Valley Bank	6

10.23	Loan and Security Agreement, dated June 28, 2004, Between M-Wave, Inc. and Silicon Valley Bank	6

10.24	Asset Purchase Agreement, dated February 25, 2005 by and between Jayco Ventures, Inc. and M-Wave DBS, Inc.	7

10.25	Employment Agreement, dated February 25, 2005 between M-Wave DBS, Inc. and Jason Cohen	7

10.26	Employment Agreement, dated February 25, 2005 between M-Wave DBS, Inc. and Joshua Blake	7

10.27	Promissory Note, dated February 23, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	7

10.28	Promissory Note, dated February 23, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.	7

10.29	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	7

10.30	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.	7

10.31	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to M.A.G. Capital, LLC	7

Contents

10.32	SOA Amendment dated December 31, 2004	8

10.33	Purchase Agreement between M-Wave and American Standard Circuits dated December 31, 2004	8

10.34	Nonstatutory Stock Option Agreement dated December 31, 2004 between Company and Gordhan Patel	8

10.35	Loan and Security Agreement, dated April 11, 2005, between M-Wave, Inc. and Silicon Valley Bank	8

10.36	Assumption Agreement and Amendment to Loan Documents, dated April 11, 2005, between M-Wave, Inc. and Silicon Valley Bank	8

10.37	Amendment to 2003 Stock Incentive Plan	9

10.38	Amendment to Subscription Agreement, dated June 6, 2005 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Ponte Fund, Ltd., M.A.G. Capital, LLC and M-Wave, Inc.	10

10.39	Promissory Note, dated June 16, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.	10

10.40	Promissory Note, dated June 16, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, LP	10

10.41	Promissory Note, dated June 16, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund III, LP	10

10.42	Warrant, dated June 16, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund III, LP	10

10.43	Warrant, dated June 16, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.	10

10.44	Warrant, dated June 16, 2005, issued by M-Wave, Inc. to M.A.G. Capital, LLC	10

10.45	Warrant, dated June 16, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, LP	10

Contents

10.46	Registration Rights Agreement, dated June 16, 2005, between M-Wave, Inc. and Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., and Mercator Advisory Group, LLC	10

10.47	Settlement Agreement, dated August 19, 2005, among M-Wave, Inc., Carl R. Klein, James A. Skelton, Gary Castagna, Greg Meyer, Joseph A. Turek, Gerald M. (“Jim”) Mayer, and Freeborn & Peters, LLP	11

10.48	Agreement for the Purchase and Sale of Real Estate, dated October 5, 2005, between M-Wave, Inc. and Jozef Szczecina, Miroslaw Kubas, Wojciech Dziewonski, and Kazimierz Koniarczyk	12

10.49	Agreement for the Asset Sale and Transition Agreement between M-Wave, Inc. and American Standard Circuits dated October 21, 2005	12

31.1	Certification of the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Herewith

31.2	Certification of the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 135O, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

(1)	Incorporated herein by reference to the applicable exhibit to Registrants Registration Statement on Form S-1 (Registration No. 33-45499)

(2)	Incorporated herein by reference to the applicable exhibit to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2003

(3)	Incorporated herein by reference to the applicable exhibit to the Registrant’s quarterly report on form 10-QSB for the quarter ended March 31, 2004

(4)	Incorporated herein by reference to the applicable exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004

(5)	Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed July 6, 2004

Contents

(6)	Incorporated herein by reference to the applicable exhibit to the Registrant’s orm 8-K filed December 31, 2004

(7)	Incorporated herein by reference to the applicable exhibit to the Registrant’s form 8-K filed March 2, 2005

(8)	Incorporated herein by reference to the applicable exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004

(9)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed April 29, 2005

(10)	Incorporated herein by reference to the applicable exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005

(11)	Incorporated herein by reference to the applicable exhibit to the Registrant’s Form 8-K filed August 23, 2005

(12)	Incorporated herein by reference to the applicable exhibit to the Registrant’s Form 8-K filed October 26, 2005