Form 10KSB
period 2005-12-31
M WAVE INC
filed 2006-04-17
CIK 883842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2005

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to _____

Commission file number 0-19944

M~WAVE, Inc.
(Name of small business issuer in its charter)

Delaware	36-3809819
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

11533 Franklin Ave., Franklin Park, Illinois	60131
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code	(630) 562-5550

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Our revenue for the year ended December 31, 2005 was $16,605,368.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 13, 2006 was approximately $7,071,000, computed on the basis of the last reported sale price per share ($1.14) of such stock on the NASDAQ Capital Markets.

The Registrant has 6,202,601 common shares outstanding at March 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one):
Yes ☐  No ☒

M~WAVE, INC.
FORM 10-KSB

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

PART I

In this report, the terms “M~Wave,” “Company,” “we,” “us,” and “our” refer to M~Wave, Inc. and its subsidiary M-Wave DBS, Inc.

Item 1. Description of Business

M~Wave, Inc. was incorporated in Delaware in January 1992. Our executive offices are located at 11533 Franklin Ave., Franklin Park, Illinois, 60131, and our telephone number is (630) 562-5550; our website is http://www.mwav.com. Presently, SEC filings are not available on our website but, if requested, we will provide electronic or paper copies of SEC filings free of charge.

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

We market our products through regional sales managers supported by independent sales organizations. Our base of approximately 50 customers represents a highly sophisticated group of purchasers.

In 2005, we started to solicit new orders and extend our product lines to include custom or engineered electronic products sourced from Asia on behalf of existing accounts. These products are sourced and imported on a pan-Asian basis and cover a broad range of components that include LED’s, wire bonding services, harnesses, extruded housing products, and other customer specific products. This effort has been geared toward diversifying and increasing our overall margins. Initially, we solicited existing customers, but we also intend to solicit new accounts.

Discontinued Operations

On February 25, 2005 M-Wave, Inc. through its wholly owned subsidiary, M-Wave DBS, Inc., an Illinois corporation purchased substantially all of the assets of Jayco Ventures Inc. (JVI), for approximately $1,700,000.

M-Wave DBS, Inc. was initially acquired as a distributor, virtual manufacturer and global supplier to the Digital Broadcasting Satellite (DBS) industry that includes a growing number of proprietary product lines including the TrunkLine Millenium® commercial SMATV head end gear, JVI L-Band passive splitters and multi-switches, Treadclip plastic fasteners, Signaloc® meters used in DBS installations and the Kompressor® universal RF connector line.

After attempts to finance and establish the business through July 2005, the Company determined the assets and business could not be re-established, and in December 2005 we determined to discontinue M-Wave DBS, Inc., formerly reported as the DBS segment. In consideration of that change, essentially all employees of the DBS subsidiary were terminated in December 2005, and the remaining assets located in warehouses in California and Florida will be liquidated in the ordinary course of business.

M-Wave DBS, Inc. operated as a wholly owned Illinois subsidiary. The Company's remaining core business continues to be printed circuit board and related custom component business is known informally as M-Wave EMG [Electro-Mechanical Group]. Concurrently, Robert Duke serves as President-EMG division.

Facilities
In an effort to reduce operating expenses, the Company completed its move and consolidation from West Chicago, Illinois to Franklin Park, Illinois close to Chicago’s O’Hare International airport. The Company entered into a short-term lease of space with Harbrook Tool & Manufacturing Company, located at 11533 Franklin Avenue, Franklin Park, Illinois 60131.

Series B Stock

On January 25, 2006, the Company entered into an Agreement with Mercator Momentum Fund III, amending the Loan Document Purchase Agreements which Mercator purchased from Silicon Valley Bank on November 9, 2005. This amendment included eliminating certain provisions and conditions of the loan originally between the Company and Silicon Valley Bank, including financial covenants. As part of this amendment, all previous defaults that had existed under the agreement at that time were waived.

The principal amount due under the note was amended to include interest accrued between November 9 and December 31, 2005. Future interest was to accrue at a rate equal to the prime rate plus 2% per annum. The maturity date on this obligation was June 28, 2006.

On March 1, 2006 the Company entered into, and simultaneously consummated, an agreement with (i) Mercator Momentum Fund, LP; (ii) Mercator Momentum Fund III, LP; and (iii) Monarch Pointe Fund, Ltd., whereby the Company issued then an aggregate of 45,648 shares of Series B Convertible Preferred Stock, which are convertible into shares of the Company’s common stock. Each share of Series B Stock has a stated value of $100.00. The Company issued the Series B Stock in consideration of canceling $4,564,800 of indebtedness owed by the Company to them. In connection with the Agreement, the exercise prices of certain common stock purchase warrants previously issued to the purchasers and to M.A.G. Capital, LLC.

Pursuant to the terms of the Agreement, on March 15, 2006, the Company issued an additional 19,000 shares of Series B Stock to the purchasers in exchange for $1,900,000 in cash. The number of Conversion Shares that any of the Purchasers may acquire at any time is subject to limitations in the Certificate of Designations of Preferences and Rights of Series B Stock, as filed with the Secretary of State of the State of Delaware on March 1, 2006, so that the aggregate number of shares of common stock which such Purchaser, and all persons affiliated with such Purchaser, have beneficial ownership does not at any time exceed 9.99% of the Company’s then outstanding common stock.

The Series B Stock is non-voting and is entitled to receive monthly dividends at an annual rate equal to 15%, subject to reduction to 9% after the Registration Statement (as defined below) is declared effective by the Securities and Exchange Commission. The monthly dividends are payable in cash, subject to board approval. The number of shares into which one share of Series B Stock is convertible into will be determined by dividing $100.00 by $0.79 (subject to adjustment). In addition, the Series B Stock has liquidation preferences and certain other privileges.

Registration of Stock
The Company agreed to use it best efforts to file a registration statement covering the resale of the Conversion Shares, the shares of common stock underlying the Warrants (as defined below) and the Series A Convertible Preferred Stock issued by the Company to the Purchasers on June 17, 2004.

On March 1, 2006, warrants to purchase 2,131,449 shares of common stock of the Company previously issued to MAG and to the Purchasers were modified to reduce the exercise prices of the warrants (previously between $1.27 and $1.02) to the price that was $0.01 above the closing bid price on the business day immediately preceding the Closing Date, or $0.69 per share.

Voting Agreement
Joseph Turek, Chairman of the Board, President and Chief Operating Officer of the Company, has entered into a voting agreement with MAG and Mercator Momentum Fund, LP whereby Mr. Turek agrees to vote all voting securities of the Company currently owned or thereafter acquired by him in favor of any proposal agreed to by the Special Committee to pursue a transaction in which the Company would make a significant acquisition of another company or of the business or assets of another company. The voting agreement terminates on the earlier of its one-year anniversary or upon the closing of any such acquisition.

Industry and Market

There is a large and varied market for lower to high technology digital circuit boards. The technology ranges between dual-sided circuit boards associated with applications like signaling or lighting devices to 20-plus layer boards with complex circuitry requirements associated with medical or military applications.

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

Customers and Marketing

Our customers are highly varied and include both contract manufacturers (CM’s) and original equipment manufacturers (OEM’s) of specific products, both within the telecom sector and in a wide range of other diverse industries including electronic warning devices, irrigation equipment and automotive consumer components. We market our products through regional sales managers supported by 20 independent sales organizations. We currently service approximately 50 customers.

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

We adopted a program of early supplier involvement as part of our sales strategy. We have the opportunity to design-in our manufacturing processes as a means of reducing the cost of microwave systems. The emphasis upon a partnership underlies our relationship with our customers.

On October 21, 2005, the Company entered into an agreement with ASC to sell various rights to certain customers for the Company’s RF business, as part of its strategy to discontinue the RF product line. In 2005, sales within our RF product line were attributable to four main customers, which represented approximately 77% of sales in this product line. For the year ended December 31, 2005, approximately $8,945,000 or 54% of the Company’s total sales were attributable to the RF product line.

Sales within our digital product line are more diverse with our top ten customers, accounting for approximately 80% of yearly sales in this product line. As of October 21, 2005, sales from continuing operations will be substantially all generated by the digital product line. The loss of, or a substantial reduction in or change in the mix of orders would have a material adverse effect on our results of operations and financial condition. We continue to vigorously pursue a strategy of being a source to a broader base of customers and intend to seek to be one of a few key suppliers rather than the sole supplier.

As of December 31, 2005, we had an order backlog of approximately $1,542,000 compared to $2,413,000 at December 31, 2004. Most of our backlog is subject to cancellation or postponement without significant penalty. This backlog is not necessarily indicative of our future results of operations or prospects.

Products and Production

We have exited direct domestic manufacturing by using operating and strategic partnerships with domestic and Asian printed circuit board manufacturers. Our suppliers manufacture to our specifications and under our review from management based in Chicago and Singapore.

As a result of exiting manufacturing, we have transferred most of the risks of manufacturing including raw material acquisition, process controls, scrap, quality control, warranty expenses, human resources productivity, working asset absorption and plant failure to our suppliers. This allows us to move with greater flexibility as a marketing and service firm. We gear ourself to market conditions to gain sales otherwise imprudent and outsource these using the VM approach. We may not be successful under our new business model as we compete increasingly with brokers, distributors, and some manufacturers who adopt similar strategies.

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

Quality assurance is particularly important to our strategy and our product shipments are required to satisfy quality control tests established by our internal product design and engineering department. We typically perform quality control inspections prior to shipment of printed circuit boards to our customers. We warrant most printed circuit boards to our customers with a money-back guarantee for printed circuit boards and components. We also pass back the warranty costs of the printed circuit boards to our suppliers and share in the cost of components with them.

Competition

The market for our services is highly competitive. We compete for customers primarily on the basis of quality and on time delivery of products and our technical support. We face substantial competition from many companies, including many that have greater financial and other resources, broader product lines, greater customer service capabilities and larger and more established customer bases. Alternative methods of manufacturing microwave-related boards exist, including ceramic and thick-film technologies. Also, new materials are being introduced that are not Teflon’-based and are easier to manufacture. These materials fit within existing manufacturing capabilities of other board shops. Increased competition could cause us to lose market share and/or accelerate the decline in the prices of our services. These factors could have a material adverse effect on our results of operations and financial condition.

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

Patents

Due to rapidly changing technology, we believe our success depends in part upon the engineering, marketing, manufacturing and support skills of its personnel, rather than upon patent protection. We developed the Flexlink™ process, the bonding of materials with dissimilar coefficients of thermal expansion, and the fusion bonding of Teflon-based laminate for multi-layer circuit fabrication. We developed an enhanced version called Flexlink II™ in 1995. We received patent grants for Flexlink ™ and Flexlink II™ in 1993, 1994, and 1995. Historically, we have used Flexlink II™ in our bonding process associated with RF applications.

We were granted three patents in 1998. Two patents were granted for a printed circuit board process using plasma spraying of conductive metal. The plasma spraying process eliminates a significant portion of the wet process currently used to produce printed circuit boards.

Employees

On December 31, 2005, we had approximately 20 full-time employees, compared to 23 on December 31, 2004.

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

WE HAVE EXPERIENCED FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

Our quarterly results of operations are subject to significant variation for a variety of reasons, including the following:

-	The timing and volume of our customers' orders;

-	Price and competition;

-	Changes in mix of products we sell; and

-	Demand for the products or the procurement and supply-chain services that we provide.

OUR LIQUIDITY AND CAPITAL RESOURCES ARE LIMITED.

Although we believe the Company has secured adequate finances from debt and equity transactions, which can be used with cash generated from operations to support continuing operations and fund growth plans, our ability to fund working capital and anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions, financial conditions, our customers, actions of our domestic and international competitors, and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon our ability to effectively manage our expenses in relation to revenues, and our ability to access external sources of financing. Based upon the current level of operations and anticipated growth, we believe that the net proceeds received from our March 2006 conversion of debt to equity, combined with our $1.9 million placement of additional equity, together with future cash flow from operations, proceeds from a potential sale of the Bensenville land held for sale and funds from external sources of debt financing, will be adequate to meet our anticipated liquidity requirements over the next 12 months. There can be no assurances that our operations and access to external sources of financing will continue to provide resources sufficient to service our indebtedness after satisfying liabilities arising in the ordinary course of business.

As a result of our restructuring and our credit history, we have limited credit terms available to us from our suppliers, which increases our reliance on other financing and internal working capital to fund our operations.

IN THE PRINTED CIRCUIT BOARD MARKET, WE ARE DEPENDENT ON THIRD-PARTY MANUFACTURERS.

We are a value-added intermediary and service provider of high-performance printed circuit boards used in a variety of digital applications for telecommunications and industrial electronics applications. We satisfy our customers' requirements for telecommunications and industrial electronics application by outsourcing and coordinating the manufacture of such boards through a base of suppliers located domestically and in the Far East. If our services and new business model do not gain sufficient positive market acceptance, we may not achieve anticipated revenue, profits or continued viability. We are now fully dependent on third-party manufacturers and have no manufacturing capability of our own.

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

WE ARE DEPENDENT ON A SMALL NUMBER OF MAJOR CUSTOMERS.

We have discontinued our RF product line which accounted for approximately 54% of the Company’s sales in 2005. Our four largest customers in the RF product line accounted for 77% of our net product line sales in 2005. The sale of the RF product line business to ASC in October 2005 creates a further reliance on our digital customer base, especially as we begin to extend our product lines beyond printed circuit boards into our existing digital customer base. Our top ten customers in our digital product line accounted for 80% of our net product line sales in 2005. We expect that a small number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to any of these customers can change significantly from year to year. There can be no assurance that our major customers will continue to purchase products from us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customer or a change in the mix of product sales would have a material adverse effect on our business and financial condition.

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

OUR SUCCESS DEPENDS ON THE EFFORTS OF KEY MANAGEMENT.

We believe our success depends to a great degree upon the continued contributions of our key management, many of whom would be difficult to replace. In particular, we believe that our future success depends on Joseph A. Turek, our President and Chief Operating Officer. Mr. Turek provides significant sales and engineering expertise. We presently do not maintain key person life insurance on Mr. Turek. If we experience the loss of the services of any of our key personnel, we may be unable to identify, attract or retain qualified personnel in the future, making it difficult to manage our business and meet key objectives, or achieve or sustain profits.

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

NASDAQ COMPLIANCE

On January 9, 2006, the Company announced that it had received a determination and de-listing letter from NASDAQ’s Listing Qualifications staff on January 6, 2006, indicating it does not satisfy NASDAQ Marketplace Rule 4310(c)(2)(B) that requires the Company to have a minimum of $2.5 Million in shareholders’ equity to remain listed on The NASDAQ Capital Market.  The Company appealed this determination and asked for a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to present a plan to regain compliance.  As a result of the Series B Stock financing, the Company believes it now complies with the shareholders’ equity requirement for continued listing on The Nasdaq Capital Market and expects to evidence full compliance with the requirement upon the filing of the Form 10-QSB for the quarter ended March 31, 2006.  Specifically, the Company expects to report shareholders’ equity in excess of the $2.5 million minimum requirement set forth in Nasdaq Marketplace Rule 4310(c)(2)(B).  As previously disclosed, as of the quarter and nine month period ended September 30, 2005, the Company failed to satisfy the $2.5 million shareholders’ equity requirement for continued listing on The Nasdaq Capital Market.  The Company presented its plan to regain compliance with that requirement at a hearing before the Panel on February 16, 2006.  On March 31, 2006, The Company received a formal decision from the Panel whereby the Company’s shares would continue to be listed on The Nasdaq Capital Market, subject to the following exception: 1) On or before April 17, the Company shall disclose in its Form 10-KSB for the fiscal year ended December 31, 2005, the consummation of transactions sufficient to bring shareholders’ equity to at least $2.5 million;  2) On or before May 15, 2006, the Company must report in its Form 10-QSB for the quarter ended March 31, 2006, actual shareholders’ equity of at least $2.5 million at March 31, 2006; and 3) On or before May 22, 2006, the Company must have a closing bid price of at least $1.00 per share and have evidenced a closing bid price of $1.00 or more per share for a minimum of ten consecutive business days.  In order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq Capital Market.   As a result of the hearing and, until such time as the Panel deems the Company to be in compliance with the NASDAQ listing criteria, the Company can provide no assurances that the Panel will determine to continue the Company’s  listing on NASDAQ.

Item 2. Description of Property

On February 3, 2004 we sold our West Chicago facility to an affiliate of ASC for a cash price of $2,000,000. Until December 31, 2005, we leased a portion of the West Chicago facility to maintain the offices from which we operate our domestic and international Virtual Manufacturing, supply chain management, and consulting business. In December 2005, we moved to our new location in Franklin Park, Illinois, whereby we lease space from the building’s owner on a month to month basis. We feel this provided us the flexibility we need to scale our business quickly as market conditions dictate.

On October 5, 2005, we entered into an Agreement to sell our real property located at 215 Park Street, Bensenville, Illinois for the purchase price of $500,000. We received proceeds of approximately $457,000, net of fees and closing costs. We continue to attempt to sell our land parcel located at 544 Pine Street, Bensenville, Illinois, which is carried at a fair market value of approximately $177,000.

Facilities

The following table lists our facilities at December 31, 2005:

Location	Function	Square Feet	Lease Expiration Date

Franklin Park, Illinois	Administrative	1,200	Leased-Monthly

Franklin Park, Illinois	Warehouse	4,650	Leased-Monthly

Item 3. Legal Proceedings

We are not party to any litigation which is material to our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No Annual or Special Meeting of Stockholder’s was held during the fourth quarter of 2005.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Markets (trading symbol MWAV). The following table sets forth, for the calendar periods indicated, the range of the high and low sales prices (for 2004, the last reported sales prices) of the common stock from January 1, 2004 through December 31, 2005 as reported by the NASDAQ.

	Year Ended December 31
	2005		2004
	Low	High	Low	High

First Quarter	$1.11	$2.07	$0.51	$5.00

Second Quarter	0.85	1.43	1.10	4.15

Third Quarter	0.70	1.10	0.85	1.86

Fourth Quarter	0.29	0.98	1.01	2.78

As of March 31, 2006, there were approximately 700 shareholders of record owning our common stock. We did not pay any dividends on our common stock in 2004 or 2005 and we intend not to pay dividends in the foreseeable future in order to reinvest future earnings in the business. Stock price on April 13, 2006 was $1.14.

Disclosure Regarding the Company’s Equity Compensation Plans

The following table summarizes information about equity awards under the 1992 Stock Option Plan and the 2003 Stock Incentive Plan as of December 31, 2005.

Plan Category	Number of shares of Common Stock to be Issued upon exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Available for Future Issuances
Equity compensation plans approved by security holders	1,095,350	$1.12	852,600

Equity compensation plan not approved by security holders	104,167	$1.35	0

Total	1,199,517	$1.14	852,600

On December 31, 2004 we issued 104,167 options to the owner of ASC, with an exercise price of $1.35 per share, which were fully vested upon issuance and expire on December 31, 2008. The value of the options was determined using the Black-Scholes pricing model which calculated a value of approximately $137,000 based on a fair value price of $1.35, assuming an expected life of 4 years, a risk-free interest rate of 4.16%, volatility of 174%. And no dividend yield. Upon issuance, the value of these options were recorded as an increase to additional paid-in capital and recognized as stock compensation expense.

Item 6. Managements Discussion and Analysis of Financial Condition and Results of Operation

A.	Plan of Operation

B. RESULTS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2004

Significant Events in 2005

In December the Company announced its move and consolidation from its West Chicago, Illinois location to Franklin Park, Illinois. The Company entered into a short term lease with Harbrook Tool & Manufacturing for space located at 11533 Franklin Ave., Franklin Park, Illinois 60131.

In December the Company decided to liquidate the DBS division it had purchased earlier in the year. This will be treated as a discontinued operation in financial results for the year.

In November Gregory Meyer, Class I Director resigned due to disagreements with the Company’s policies and practices being pursued by management and the Company’s newly-elected Directors who together constitute a majority of the Board

In October Jim Mayer was appointed to interim Chief Executive Officer and Chief Restructuring Officer. Joe Turek assumed the role of Chief Operation Officer, and continues as Chairman of the Board.

In October 2005 we entered into an agreement with American Standard Circuits to sell the “RF “ business in exchange for the termination of the Strategic Operating Allliance(SOA) in its entirety

In October 25, 2005 the Company sold the real property located at 215 Park Street, Bensenville, Illinois.

On September 27, 2005 our board of directors appointed Bruce Nelson as a Class I Director. Mr. Nelson will serve until the 2008 annual meeting of stockholders.

On September 27, 2005 our board of directors appointed Glenn Norem as a Class II Director. Mr. Norem will serve until the 2007 annual meeting of stockholders.

On September 20, 2005, Carl R. Klein resigned as Director and chairman and the board of directors appointed Joseph Turek as Chairman.

In September 2005, we entered into a financial advisory agreement with JAS Financial to maximize shareholder value through the identification and execution of sale, merger or refinancing of our business.

On August 19, 2005 James Skelton and Jim Mayer resigned as Directors.

On June 29, 2005 Thomas K. Cox resigned as Director.

On February 25, 2005 the Company acquired substantially all of the assets of Jayco Ventures through our newly formed, wholly owned subsidiary M-Wave DBS, Inc.

On February 15, 2005 Thomas K. Cox was appointed a Class I Director and served until he resigned in June 2005.

Comparison of 2005 vs 2004

Net Sales

Net sales were approximately $16,605,000 for the twelve months ended December 31, 2005, a decrease of approximately $857,000, or 5% versus 2004. The decrease in sales is directly related to sales in our digital business that decreased approximately $770,000 for the year. Sales within our “RF” product line decreased approximately $87,000 for the twelve months of 2005.

Sales within our RF product line were approximately $8,945,000 during 2005, a decrease of 1%, or approximately $87,000, below 2004. Sales within the RF product line became slightly more diverse in 2005 with our top four customers accounting for approximately 77% of the total sales of this group. In 2004 sales within the RF product line were attributable to three main customers, which represented approximately 76% of sales in this product line. Within the RF product line, the Company has one customer that represents approximately 39% of its revenues for 2005 and 28% of its revenues for 2004. This customer represents approximately 3% and 38% of accounts receivable at December 31, 2005 and 2004, respectively.

Sales within our digital product line were approximately $7,660,000 during 2005, a decrease of 9%, or approximately $770,000 below 2004. Sales within the digital product line also became more diverse with ten customers accounting for approximately 80% of yearly sales of this product line in 2005 versus ten customers accounting for 70% of yearly sales in 2004.

As previously described, the Company discontinued its RF product line in 2005. In accordance with generally accepted accounting principles, these activities do not constitute a discontinued operation, primarily because discreet financial information is not available or reasonably determinable for this division of the business. As of October 21, 2005, substantially all of the Company’s sales from continuing operations will be generated by the digital product line.

Gross Profit and Cost of Goods Sold

Our gross profit for the twelve months of 2005 was approximately $3,460,000, an increase of approximately $250,000 , or 8% versus 2004. Margins within our digital product line are substantially higher compared to margins within our RF product line as digital product is generally imported from Asia while RF product is generally purchased domestically. While sales mix between the product lines was stable, higher margin sales to customers in both segments contributed to our increase in gross profit compared to prior year.

Operating Expenses

General and administrative expenses were approximately $4,187,000 or approximately 25% of net sales for 2005 compared to approximately $2,622,000 or approximately 15% of net sales for 2004. Higher corporate, legal and SEC compliance expenses contributed to the increase in the 2005 expenses. Costs associated with our occupancy in our former facility in West Chicago also contributed to higher operating costs during 2005 and 2004. These costs related to expenses on the building and equipment, including maintenance of equipment owned by ASC and Am-Wave LLC, which we agreed to incur to secure exclusivity in the production process by M-Wave. As a result of our October 2005 agreement with ASC whereby we terminated our lease and moved into our new facility in Franklin Park, we expect to see a reduction in occupancy expenses during 2006.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. Payroll related expenses increased approximately $305,000. Included in this figure is the full year expenses for our CEO Jim Mayer and the full year incremental expense of additional employees that were brought into the organization during 2004. Professional services, which include legal, auditing, and consulting fees, increased approximately $417,000. Included in this figure is an increase in our legal expense of approximately $360,000, and an increase in our Corporate Development and Sarbanes-Oxley expenses of approximately $230,000 offset by a reduction in consulting expense of approximately $200,000 primarily related to the reduction of CSI’s expenses. Depreciation expense increased approximately $22,000 in 2005 versus 2004. Business insurance increased approximately $44,000 in 2005 compared to 2004.

Selling and marketing expenses were approximately $974,000 or 6% of net sales in 2005 compared to approximately $1,341,000 or 8% of net sales for 2004. Selling and marketing expenses include the cost of salaries, advertising and promotion of our products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations decreased approximately $233,000 due to decreased sales and lower commission rates paid to new reps hired during 2005. These savings were offset by increased expenses for our Singapore office of approximately $75,000. Payroll-related expenses decreased approximately $144,000 benefiting from the full year elimination of the reduction of regional sales managers in the third quarter of 2004.

We recorded an impairment loss of approximately $591,000 in 2004. The charge was recorded to adjust the carrying value of the investment in AM-Wave, LLC to its estimated net realizable value. On December 31, 2004, the amendment to the SOA dissolved the LLC, and the investment is no longer carried on our books from that date forward.

We recorded stock compensation expense for 2005 of approximately $117,000 related to options issued to JAS Financial Services and warrants that were granted to Jason Cohen, former employee, in lieu of options. We recorded stock compensation expense for 2004 of approximately $228,000 related to options issued to both CSI and Gordhan Patel.

Operating Loss from Continuing Operations

Our operating loss from continuing operations was approximately $1,701,000 in 2005, compared to approximately $1,345,000 for 2004. The changes in operating loss reflect primarily the changes in gross profit, impairment losses, stock compensation, and other operating expenses as discussed above, which can be summarized as follows:

Increase in gross margin	$(250,000)
Decrease in impairment losses	(591,000)
Increase in S G & A expenses	1,197,000

Increase in operating loss from continuing operations	$356,000

Interest Income

Interest income was approximately $7,000 in 2005 compared to approximately $47,000 for 2004.

Interest Expense

We recorded interest expense of approximately $597,000 for 2005 related to our financing agreement with Silicon Valley Bank and interest payments on our subordinated debt with MAG Capital, LLC. We also recorded a reduction in interest expense of approximately $276,000 to reduce the warrants issued to MAG Capital, LLC in 2005 to their fair value at December 31, 2005.

Interest expense, primarily related to our financing agreement with Silicon Valley Bank was approximately $163,000 for 2004.

Other Expense/Income

Other expense of approximately $225,000 for 2005 primarily relates to impairment expense on equity securities received in connection with the recovery of a note receivable we recorded as other income in a prior period. We recorded approximately $1,238,000 of other income in 2004 primarily related to trade debt forgiveness and recovery of customer note receivable.

Income Taxes

In 2005, we recorded an income tax expense of approximately $71,000, related to prior year state tax credits that we were required to pay back due to sale of assets that occurred within the lookback period . In 2004, we recorded an income tax provision of approximately $113,000, caused by an adjustment to the Net Operating Loss on our 2001 tax return.

Liquidity and Capital Resources

Net cash used by operations was approximately $2,448,000 in 2005 compared to approximately $2,650,000 in 2004.

Accounts receivable decreased approximately $1,479,000 due to reduced sales in the fourth quarter compared to prior year and improvements in the collection cycle. Inventory increased approximately $1,905,000 due to inventory acquired within our discontinued operations. Prepaid expenses increased approximately $188,000 primarily due to deposits paid to inventory suppliers related to our discontinued operations. Accounts payable increased approximately $1,402,000 related to purchases of inventory within our discontinued operations. Accrued expenses decreased approximately $163,000 primarily related to reductions in commission and warranty accruals.

Net cash used in investing activities was approximately $1,390,000 for 2005, compared to approximately $2,480,000 provided by investing activities in 2004. Our acquisition of the DBS business, which was subsequently discontinued in 2005 was the primary increase in funds used in investing activities in 2005. Proceeds from the sale of assets to ASC contributed approximately $2,739,000 in 2004. We also increased our investment in Am-Wave, LLC by approximately $128,000 during 2004. Capital expenditures were approximately $142,000 in 2005 compared to approximately $130,000 in 2004. Included in 2004 expenses was the purchase of a new software package, Great Plains that was developed as a distribution package. The software was fully implemented in early 2005 with annual maintenance fees expensed on an ongoing basis.

Net cash provided by financing activities was approximately $2,765,000 in 2005, compared to approximately $1,241,000 in 2004. In 2005 we issued $2,400,000 in promissory notes,. During 2004, proceeds from the Mercator transaction provided approximately $2,425,000, and our current revolving line of credit increased by approximately $361,000 as of December 31, 2005 versus approximately $1,262,000 as of December 31, 2004. Funds from the sale of assets to ASC were used to pay off long term debt of approximately $2,457,000.

Currently the Company is committed to growing its core business, as it relates to the continuing operations of its digital product line. The Company’s Special Committee is also reviewing strategic options including the sale or merger of all or part of the Company. However, if the Company is unable to secure adequate financing to grow its core business, or if the Special Committee does not approve a suitable strategic option, the Company may be forced to modify its strategic growth plan.

Based upon the current level of operations and anticipated growth, restructuring of its business focusing on higher margin product lines, placement of equity and debt financing during the past year, we believe that future cash flows from operations will be adequate to meet our anticipated liquidity requirements through the next fiscal year.

Inflation

We believe inflation has not had a material effect on our operation or on its financial position. However, expected supplier price increases that average approximately 4% may have a material effect on the Company’s operations and financial position in 2006, if we are unable to pass through those increases under our present contracts.

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

Item 7. Financial Statements

Consolidated financial statements, related notes and exhibits for the years ended December 31, 2005 and 2004 are filed as part of this report.

The exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
M~Wave, Inc. and Subsidiaries
Franklin Park, Illinois

We have audited the consolidated balance sheets of M~Wave, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M~Wave, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Schaumburg, Illinois
March 15, 2006

Annual Financial Statements

M-WAVE, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 and 2004
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$247,731	$1,321,445
Accounts receivable, net of allowance for doubtful accounts and sales returns 2005- $168,000: 2004- $150,000	$1,061,443	$2,040,768
Inventories, net	$2,191,013	$785,979
Prepaid product credits	$0	$340,000
Prepaid expenses and other assets	$336,386	$136,865
Note receivable, net	$88,833	$0

Total current assets	$3,925,406	$4,625,057
EQUIPMENT:
Equipment	$392,708	$346,665
Less accumulated depreciation	($81,317)	($23,736)
Equipment, net	$311,391	$322,929
Land, building and improvements held for sale and idle	$177,238	$745,821
Investment in equity securities	$0	$225,000
TOTAL	$4,414,035	$5,918,807

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Note Payable, net of unamortized discount 2005-$24,277: 2004-$72,824	$1,599,208	$1,189,192
Accounts payable	$2,430,304	$1,163,013
Accrued expenses	$343,733	$518,484

Total current liabilities	$4,373,245	$2,870,689

COMMITTMENTS AND CONTINGENCIES

LONG-TERM DEBT, net of unamortized discount of $356,787	$2,043,213	$0
COMMON STOCK WARRANTS	$239,017	$0

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock, $100 par value; authorized, 30,000 shares; issued and outstanding 2005: 12,500 shares; 2004: 24,000 shares	$656,800	$1,261,010
Common stock, $.005 par value; authorized, 20,000,000 shares; issued and outstanding 2005: 6,202,601 shares; 2004: 5,059,031 shares	$39,692	$33,974
Additional paid-in capital	$12,558,653	$11,840,351
Accumulated deficit	($13,211,415)	($7,802,047)
Treasury stock, at cost, 2005 and 2004: 1,735,815 shares	($2,285,170)	($2,285,170)
Total stockholders' (deficit) equity	($2,241,440)	$3,048,118
TOTAL	$4,414,035	$5,918,807

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 and 2004
	2005	2004

NET SALES	$16,605,368	$17,461,858
COST OF GOODS SOLD	13,145,733	14,252,656
Gross profit	3,459,635	3,209,202

OPERATING EXPENSES:
General and administrative	4,186,976	2,622,203
Selling and marketing	973,685	1,340,823
Impairment loss recognized on investment in AM-Wave, LLC	0	591,359
Total operating expenses	5,160,661	4,554,385

Operating loss from continuing operations	(1,701,026)	(1,345,183)

OTHER INCOME (EXPENSE):
Interest income	6,510	46,729
Interest expense	(320,468)	(162,742)
Trade Debt Forgiveness	0	1,013,377
Recovery and settlement of note receivable	0	225,000
Impairment of investment in equity securities	(225,000)	0
Total other income (expense)	(538,958)	1,122,364

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,239,984)	(222,819)

Income tax expense	71,328	112,678

Loss from continuing operations	($2,311,312)	($335,497)

DISCONTINUED OPERATIONS (Note 13):
Loss from discontinued operations, net of tax	($3,098,056)	$0

NET LOSS	($5,409,368)	($335,497)

Preferred stock beneficial conversion feature	0	($1,903,800)

Net Loss attributable to common shareholders	($5,409,368)	($2,239,297)

BASIC AND DILUTED LOSS PER COMMON SHARE
Continuing operations	$(0.39)	$(0.49)
Discontinued operations	(0.51)	0
	$(0.90)	$(0.49)

Weighted average shares outstanding	6,040,105	4,587,351

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2005 and 2004
	2005	2004
OPERATING ACTIVITIES:
Net loss	($5,409,368)	($335,497)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on disposal of property, plant, and equipment	119,657	119,996
Depreciation	96,810	46,736
Amortization of intangible assets	25,000	-
Amortization of discount on note payable, bank	48,552	24,276
Amortization of discount on long-term debt	158,693	-
Impairment loss recognized on investment in Am-Wave, LLC	-	591,359
Impairment loss recognized on intangible assets and goodwill	893,472	-
Impairment loss recognized on equipment	125,975	-
Provision for note receivable	102,500	-
Provision for inventory at net realizable value	700,000	-
Trade debt forgiveness	-	(1,013,377)
Gain on disposal of investment in Am-Wave, LLC	-	(3,360)
Stock compensation recognized on options and warrants	116,660	227,948
Recovery of customer receivable written off	0	(225,000)
Impairment of investment in equity securities	225,000	0
Fair value adjustment to common stock warrants	(276,463)	-
Adjustment to refundable income taxes	-	70,403
Changes in assets and liabilities, net of effects of acquisition of business:
Accounts receivable	1,479,326	310,259
Inventories	(1,905,034)	(328,660)
Prepaid expenses and other assets	(188,196)	(40,366)
Accounts payable	1,402,291	(2,188,498)
Accrued expenses	(163,159)	(520,798)
Income taxes	-	615,015
Net cash flows used in operating activities	(2,448,284)	(2,649,564)

INVESTING ACTIVITIES:
Purchase of equipment	(142,229)	(130,265)
Increase in investment in Am-Wave, LLC	-	(128,439)
Proceeds from sale of property, plant and equipment	456,990	2,738,907
Repayments on note receivable	13,667	-
Acquisition of business	(1,718,472)	-
Net cash flows (used in) provided by investing activities	(1,390,044)	2,480,203

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,150	11,520
Net borrowings on note payable, bank	361,464	1,262,016
Payments on short and long-term debt	-	(2,457,073)
Proceeds from preferred stock issuance	-	2,425,000
Borrowings on long-term debt	2,400,000	-
Net cash flows provided by financing activities	2,764,614	1,241,463

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,073,714)	1,072,102
CASH AND CASH EQUIVALENTS:
Beginning of period	1,321,445	249,343
End of period	$247,731	$1,321,445

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$353,186	$187,018
Cash payments (refunds) for income taxes	71,328	(572,731)

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of prepaid product credits to note receivable	$205,000	$0
Exchange of prepaid product credits for reduction in accounts payable	135,000	-
Reduction of accrued selling costs on sale of property, plant, and equipment	11,593	-
Contribution of equipment for investment in AM-Wave, LLC	-	$777,200
Stock options and warrants issued in connection with consulting agreements	116,660	91,195
Stock warrants issued in connection with SOA agreement	-	136,753
Stock warrants issued as discount on long-term debt and note payable	515,480	97,100
Stock warrants issued in connection with preferred stock	-	848,750
Equity securities received for settlement of note receivable	-	225,000
Other assets received in exchange for investment in Am-Wave, LLC and amendment of SOA agreement	-	390,000
Net exchange of equipment for investment in Am-Wave, LLC and amendment of SOA agreement	-	52,500
Exchange of inventories for investment in Am-Wave, LLC and amendment of SOA	-	124,860
Other assets received for sale of equipment	11,325	20,000

Acquisition of Jayco Ventures, Inc:
Purchase price:
Cash purchase price	$1,360,000	$-
Acquisition costs paid	358,472	-
	$1,718,472	$-

Assets acquired:
Accounts receivable	$500,000	$-
Inventories	200,000
Property and equipment	100,000	-
Goodwill	858,472	-
Intangible assets	60,000	-
	$1,718,472	$-

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
YEARS ENDED DECEMBER 31, 2005 and 2004
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance - December 31, 2003	$30,895	$-	$8,439,072	$(5,562,750)	$(2,285,170)	$622,047

Issuance of 21,150 shares of common stock upon exercise of stock options	106	-	11,414	-	-	11,520

Issuance of 30,000 shares of Preferred stock	-	1,576,250	2,752,550	(1,903,800)	-	2,425,000

Conversion of 6,000 shares of preferred stock into 594,584 shares of common stock	2,973	(315,240)	312,267	-	-	-

Stock compensation relating to stock options and warrants	-	-	227,948	-	-	227,948

Issuance of warrants with note payable, bank	-	-	97,100	-	-	97,100

Net Loss	-	-	-	(335,497)	-	(335,497)
Balance - December 31, 2004	33,974	1,261,010	11,840,351	(7,802,047)	(2,285,170)	3,048,118

Issuance of 3,700 shares of common stock upon exercise of stock options	19	-	3,131	-	-	3,150

Conversion of 11,500 shares of preferred stock into 1,139,870 shares of common stock	5,699	(604,210)	598,511	-	-	-

Stock compensation relating to stock options and warrants	-	-	116,660	-	-	116,660

Net Loss	-	-	-	(5,409,368)	-	(5,409,368)
Balance - December 31, 2005	$39,692	$656,800	$12,558,653	$(13,211,415)	$(2,285,170)	$(2,241,440)

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

1.	ORGANIZATION AND OPERATIONS

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

Revenue Recognition - The Company recognizes revenue from customized product sales when each of the following conditions has been met: an arrangement exists, delivery has occurred, there is a fixed price, and collectability is reasonably assured, which is generally upon shipment. The Company has consignment agreements with certain customers that recognizes revenue when consumption of product by the customer is verified. The Company does not have any revenues related to post-shipment obligations.

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

	Allowance for Doubtful Accounts and Sales Returns
	2005	2004
Beginning Balance	$150,000	$400,000
Write-Offs	0	0
Increase (Decrease) to Reserve	18,000	(250,000)
Ending Balance	$168,000	$150,000

Product Returns - Product sales include a right-of-return privilege. A liability for anticipated sales returns has been provided based on historical experience and management’s customer and product knowledge. At December 31, 2005 and 2004, the allowance for sales returns was approximately $0 and $75,000 respectively, and is included in accounts receivable in the accompanying balance sheets.

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

	Allowance for Inventories
	2005	2004
Beginning Balance	$187,000	$435,000
Write-Offs	0	0
Increase (Decrease) to Reserve	750,000	(248,000)
Ending Balance	$937,000	$187,000

Prepaid Product Credits and Note Receivable - In connection with the amendment to the SOA agreement discussed in Note 3, in 2004 the Company received $340,000 in prepaid product credits as partial consideration for its interest in Am-Wave, LLC. The credits will be applied to the purchase price of inventories purchased from ASC and will be utilized ratably over the contractual life of the amended SOA agreement which expires in August 2006. These prepaid product credits were converted to a promissory note issued by ASC to the Company upon execution of the agreement on October 21, 2005 that terminated the SOA. This note is recorded at its estimated net realizable value at December 31, 2005 of approximately $89,000.

Equipment - Equipment is recorded at cost. The Company calculates depreciation using the straight-line method at annual rates as follows:

Machinery and equipment	New	7 years
	Used	5 years

Assets Held for Sale - The Company continues its effort to sell its land located in Bensenville, Illinois. The asset being held for sale is carried at the net book value of the asset which approximates fair market value less costs to sell. The property is carried at approximately $177,000.

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

Provision for Warranty Expenses

The Company handles warranty issues on a customer specific basis. However, the Company generally handles the majority of warranty related returns from customers by simultaneously charging back the supplier for any returned material, minimizing its warranty exposure to the value of components stuffed onto boards by customers. In most cases these costs are also shared between the Company and its suppliers. Due to the Company’s change in business model from a manufacturer to a distributor, the history of this policy is limited to activity that has occurred since the company changed its business model. There was no warranty expense for the years ended December 31, 2005 and 2004.

Fair Value of Financial Instruments - The Company has no financial instruments for which the carrying value materially differs from fair value.

The Company has issued preferred stock with embedded conversion features and warrants to purchase common stock in connection with debt and equity raises.  The Company has followed the accounting guidance of FAS 133, FAS 150, EITF 00-19, ASR 268, EITF Abstract Topic D-98 and related interpretations to determine whether these financial instruments should be accounted for as a liability or equity.  If the Company determines that a financial instrument is to be recorded as a liability, the Company accounts for that liability at fair value.  The liability is marked to market each reporting period with the resulting gains or losses shown on the consolidated statement of operations as a decrease or increase to interest expense.

Income Taxes - Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109), requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also provided for carry forwards for income tax purposes. In addition, the amount of any future tax benefit is reduced by a valuation allowance to the extent such benefits are not expected to be realized.

Stock based compensation -The value of stock options awarded to employees is measured using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25(APB 25), “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost is recognized for stock option grants as all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	For the Years Ended December 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(5,409,368)	$(2,239,297)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	425,845	801,299
Pro forma net loss attributable to common stockholders	$(5,835,213)	$(3,040,596)

Loss per share, basic and diluted:
As reported	$(0.90)	$(0.49)

Pro forma	(0.96)	(0.66)

Net Loss Per Share - The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares and the exercise of stock options and warrants for all periods. Fully diluted loss per share is not presented since the effect would be anti-dilutive. Below is a tabulation of the potentially dilutive securities at December 31, 2005 and 2004:

	2005	2004

Weighted average shares outstanding	6,040,105	4,587,351

Options in the money, net	112,856	206,462

Warrants in the money, net	110,825	145,497

Preferred shares convertible to Common	-	1,275,510

Total outstanding and potentially dilutive shares	6,263,786	6,214,820

New accounting pronouncements: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (revised), Share Based Payment. SFAS 123(R) is a replacement of SFAS 123, Accounting for Stock Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. The effect of the standard will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

The Company will be required to apply Statement 123(R) as of the beginning of its interim reporting period that begins January 1, 2006.

SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value-based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of the Statement. Under the modified retrospective method of transition, an entity would recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro-forma disclosures provided in accordance with Statement No. 123.

The Company believes it will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of FAS 123(R) will require the Company to record approximately $47,000 of stock compensation expense in the year ending December 31, 2006, related to employee options issued and outstanding at December 31, 2005.

Reclassifications: Certain items in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

3.	STRATEGIC OPERATING ALLIANCE

In connection with the Company’s implementation of its “virtual manufacturing” model, on February 3, 2004, the Company and American Standard Circuits (ASC) entered into a Strategic Operating Alliance (SOA) agreement. Simultaneously, the Company sold its West Chicago facility to an affiliate of ASC for a cash price of $2,000,000, and. also sold a major portion of its manufacturing equipment at the West Chicago facility to a newly formed limited liability company, Am-Wave, LLC (LLC), for a cash price of $800,000 and a 20% preferred and secured interest in that entity. ASC is the other member of the LLC and has leased the use of the equipment from it.

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

On October 21, 2005, the Company entered into an agreement with ASC to sell various rights to certain customers for the Company’s RF business, as well as title and interest in the name “Poly Circuits.” Additional considerations included termination of the Strategic Operating Alliance (SOA) in its entirety, and issuance of a promissory note in the amount of $205,000 with a maturity date of December 31, 2006 in exchange for prepaid product credits, requiring ASC to make monthly principal payments of approximately $6,833 until the maturity date. If there are no breaches to this agreement by either party during the term of the agreement, a portion of the remaining balance of the promissory note will be forgiven by M-Wave on the maturity date. Based on the repayments received in 2005, the Company has recognized a provision of approximately $103,000 to adjust the carrying value of the note receivable to its estimated net realizable value, which is included in general and administrative expenses in the statement of operations for the year ended December 31, 2005. Considerations to the agreement also include ASC’s purchase of the Company’s on-hand inventory, at cost, to fulfill orders placed on ASC, and termination of the lease at the West Chicago facility as of October 31, 2005. Any occupancy between termination of the loft lease and December 31, 2005, was prorated on a daily basis and fully paid; the Company vacated the West Chicago facility in December 2005 and moved to its new location in Franklin Park, Illinois; the Company was also appointed as ASC’s exclusive sales representative in regards to specified customers through December 31, 2006 at a commission rate equal to 10% of sales price.

4.	BUSINESS PRODUCT LINES

Sales by product line consisted of the following:

	2005	2004
Digital	$7,660,000	$8,430,000
RF	8,945,000	9,032,000
Total	$16,605,000	$17,462,000

Sales within the digital product line include ten key customers, which represented approximately 80% of yearly sales in this product line in 2005 versus approximately 70% of yearly sales in the product line in 2004. Sales within the RF product line include four main customers, which represented approximately 77% of sales in this product line in 2005 versus approximately three customers which represented approximately 76% of yearly sales in the product line in 2004. Within the RF product line, the Company had one customer that represented approximately 39% of its revenues for 2005 and 28% of its revenues for 2004. This customer represented approximately 3% and 38% of accounts receivable at December 31, 2005 and 2004, respectively.

On October 21, 2005, the Company sold its RF customer list to ASC as described in Note 3. The Company follows the provisions of SFAS 144 to identify and account for discontinued operations. In accordance with SFAS 144, these activities do not constitute a discontinued operation, primarily because discreet financial information is not available or reasonably determinable for this division of the business. Upon the sale of the RF customer list, the Company’s continuing operations will consist primarily of the digital product line.

The loss of, or a substantial reduction in the orders from, the Company’s major customers could have a material effect on the financial statements.

5.	INVENTORIES

Inventories consisted of the following:
	2005	2004
Finished Goods	$3,128,013	$938,979
Less reserve for obsolete inventory	(937,000)	(187,000)
Net Inventory	$2,191,013	$785,979

6.	INVESTMENT IN EQUITY SECURITES

On October 1, 2004 the Company received 1,500,000 common shares of Integrated Performance Systems, Inc. (IPFSE.OB) in settlement of an outstanding promissory note the Company held related to its sale of the PC Dynamics facility in 1999. These shares are restricted, and the Company has a demand registration right. This note had been fully reserved for in a prior year, and was recorded as miscellaneous income in the fourth quarter of 2004. These shares are classified as available-for-sale and were valued by taking an estimate of net realizable proceeds if the shares were sold on the open market. Based on the market price of the stock at the time of receipt combined with a review of the average trading volume in this security, it was estimated that these shares had a market value of approximately $225,000. During 2005, the Company recognized an impairment loss in the amount of $225,000 related to its investment in these securities based on the current market price of the stock combined with a review of the average trading volume and estimated that its net realizable value in these securities is negligible at this time.

7.	ACCRUED EXPENSES

Accrued expenses at December 31, 2005 and 2004 were comprised of:

	2005	2004

Salary Related	83,889	138,724
Commissions	24,636	81,215
Professional fees	103,508	104,498
Property and other taxes	0	38,567
Interest	36,498	0
Warranty	0	63,000
Bensenville	34,280	49,500
Other	60,928	42,980

Total accrued expenses	$343,732	$518,484

8.	DEBT

In February 2004, the Company sold the West Chicago facility and Equipment and used a portion of the proceeds to retire the entire debt of approximately $2,457,000 with Bank One, N.A. Concurrently, the Company retired an installment note.

On March 31, 2004 Silicon Valley Bank, N.A. (SVB) and the Company entered into the first of a two-step financing known as “Mini ABL” that commenced with an accounts receivable purchase facility. Under the facility, the Company could sell to SVB, subject to SVB approval, up to 85% of the face value of approved invoices to a maximum of $2,500,000. The cost of the facility included a 1/2% one-time discount, plus interest at the prime rate plus 2.5%. The initial proceeds to the Company were $1,270,000. This arrangement was accounted for as a financing transaction during the period it was outstanding.

On June 28, 2004 the Company and the SVB entered into a Loan and Security Agreement, replacing the prior credit facility with a $4,500,000 revolving credit facility. The effective rate of interest under this agreement, including fees, is approximately 8%. The Company could borrow up to $4,500,000 million subject to the Company’s borrowing base limitation from time to time. The borrowing base consisted of eligible receivables and finished goods inventory, as further described in the agreement.

On December 17, 2004 the Company and the SVB entered into an Amendment to Loan and Security Agreement. The amendment revised the Company’s borrowing base by allowing the Company to include a portion of certain accounts receivables from customers who are not residents of the United States or Canada. At December 31, 2005 and 2004, the total amount outstanding under the credit facility was $1,623,485 and $1,262,016, respectively.

As part of the loan and security agreement with SVB, SVB was issued warrants to purchase 85,000 shares of the Company’s stock. The warrants have a term of seven years with an exercise price of $1.51 per share. The value of the warrants was determined using the Black-Scholes Pricing Model which calculated a value of approximately $97,000 based on a fair value price of $1.14, assuming an expected life of 7 years, a risk-free interest rate of 4.69%, volatility of 184%, and no dividend yield. The entire fair value of the warrants was allocated to the credit facility and was recorded as an increase to additional paid-in-capital and as a debt discount that is recognized ratably as interest expense over the term of the debt. At December 31, 2005 and 2004, the remaining unamortized debt discount was $24,277 and $72,824, respectively.

The agreement between the Company and SVB contained certain covenants, which among other things, required the Company to maintain a certain level of tangible net worth. Under the original agreement, the Company was not in compliance with the tangible net worth covenant as of December 31, 2005. This violation was cured on January 26, 2006 in connection with the amendment discussed below. Moreover, the borrowings outstanding under these agreements are classified as a current liability in the accompanying consolidated balance sheet at December 31, 2005.

On February 23, 2005 the Company issued $1,550,000 in aggregate principal amount of promissory notes and warrants to purchase as aggregate of 434,783 shares of common stock. The issuances were made to Mercator Momentum Fund, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC), all of which are related entities. The warrants have a term of three years with an exercise price of $1.15 per share. The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $497,000 based on a fair value price of $1.14, assuming an expected life of 3 years, a risk-free interest rate of 3.63%, volatility of 260.7%, and no dividend yield. When combined with the face value of the notes, these warrants result in a debt discount with an allocated fair value of approximately $376,000. This debt discount will be expensed using the effective interest rate method. This debt discount, combined with the stated interest rate of 10%, results in an effective interest rate of approximately 30%.

On June 16, 2005, the Company issued $2,400,000 in aggregate principal amount of promissory notes which amended the $1,550,000 in aggregate principal amount of promissory notes, dated February 23, 2005 in exchange for an additional aggregate principal amount of $850,000 (provided that the warrants issued in connection with the February 23, 2005 promissory notes were not cancelled and therefore remain outstanding). In connection with the issuance of notes, the Company issued 166,666 warrants to purchase our common stock. The issuances were made to Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC), all of which are related entities. The warrants have a term of three years with an exercise price of $1.02 per share. The Company granted registration rights to the holders of the warrants, which rights are exercisable on or after February 1, 2006. The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $166,000 based on a fair value price of $1.00, assuming an expected life of 3 years, a risk-free interest rate of 3.76%, volatility of 261.0%, and no dividend yield. When combined with the face value of the notes, these warrants result in a debt discount with an allocated fair value of approximately $139,000. This total debt discount of approximately $515,000 will be expensed using the effective interest rate method. This debt discount, combined with the stated interest rate of 10%, results in an effective interest rate of approximately 21%. At December 31, 2005, the remaining unamortized debt is account is $356,787.

The issuance of notes and warrants were made to Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe Fund, Ltd. and M.A.G. Capital, LLC, all of which are related entities. The Company paid fees totaling $29,000 in connection with the financing.

At December 31, 2005, the total amount outstanding on the promissory notes is $2,400,000. The promissory notes accrue interest at 10% per annum and become due in total on August 23, 2007; provided that the notes are subordinate in right of payment to Silicon Valley Bank. Upon sale of the real property at 215 Park Street, Bensenville, Illinois and subject to the approval of SVB, the Company was required to prepay an aggregate of $325,000 under the promissory notes. Upon closing on this parcel on October 5, 2005, SVB exercised their subordination rights to apply the proceeds against the Company’s line of credit. Voluntary prepayments are subject to a 1% premium payment. The Company is required to pay annual extension fees equal to 1% of the outstanding principal balance under the promissory notes on June 1, 2006 and June 1, 2007.

On April 11, 2005, the Company amended its facility with Silicon Valley Bank, which provided a total credit limit expansion from $4,500,000 to $6,000,000. The purpose of this new facility was to finance the DBS operations through a Mini-ABL (accounts receivable purchase) facility for an initial period, while continuing to provide funds for the EMG division under the asset based line of credit. Borrowings under the Mini-ABL agreement are limited to 80% of eligible accounts receivable. The amended facility also continues to provide for borrowing base of 85% of eligible accounts receivable and now provides for borrowings based on 50% of eligible inventories of both divisions, with a limit of $1,000,000. The new facility also provides for up to $1,000,000 in letters of credit to Asian suppliers on the Company’s behalf. The effective rate of interest under this agreement, including fees, is approximately 8%.

Following Silicon Valley Bank’s notification that the Company was in default of a covenant within its loan and security agreement, the Company entered into an agreement with Silicon Valley Bank whereby SVB agreed not to exercise its rights and remedies resulting from such default until the earlier of October 22, 2005 or the occurrence and continuance of any other event of default.

On October 24, 2005, the Company entered into another agreement with SVB that extended the date set forth in the paragraph above from “October 22, 2005” to “October 31, 2005.” By the agreement, the Company also agreed to deliver additional security to SVB in the form of a deed of trust with respect to our property at 544 Pine Street, Bensenville, Illinois, and a pledge of 1,500,000 shares of common stock that the Company owns in Integrated Performance Systems, Inc.

On November 9, 2005, the Company announced that Mercator Momentum Fund III had purchased the revolving financing note from Silicon Valley Bank and has informed the Company that it intends to waive all prior defaults, and that intends to continue its financing to facilitate restructuring of the Company.

On January 25, 2006, the Company entered into an Agreement with Mercator Momentum Fund III, amending the Loan Document Purchase Agreements it purchased from Silicon Valley Bank on November 9, 2005. Provisions of this amendment include elimination of certain provisions and conditions of the loan originally between the Company and Silicon Valley Bank, including financial covenants that existed under the original agreement. As part of this amendment, all previous defaults that had existed under the original agreement were hereby waived.

The principal amount due was amended to include interest accrued between November 9 and December 31, 2005. Future interest will accrue at a rate equal to the prime rate plus 2% per annum. The maturity date on this obligation is June 28, 2006.

9.	LEASE COMMITMENTS AND RENT EXPENSE

The Company rents administrative and warehouse space under operating leases at its new facility in Franklin Park, Illinois. The terms of the agreement, signed November 22, 2005, require monthly rentals of approximately $3,900 with provisions for up to a five year occupancy, with the Company having the right to terminate the lease after each monthly period, provided it provides the landlord with a two month advanced written notice. The Company recorded rent expense for the years ended December 31, 2005 and 2004 of approximately $619,000 and $610,000 respectively.

Future minimum annual lease commitments at December 31, 2005 are as follows:

Year
2006	$47,000
2007	$48,000
2008	$50,000
2009	$51,000
2010	$53,000
Total	$249,000

10.	INCOME TAXES

The provision for income taxes charged to loss from continuing operations consists of:

	2005	2004

Current	$71,328	$112,678
Deferred	0	0

Total	$71,328	$112,678

The primary components comprising the net deferred tax assets (liabilities) are as  follows:

	2005	2004
Deferred tax assets
Receivable reserves	$42,900	$58,505
Inventory reserves	54,100	91,268
Accrued expenses and other	26,768	64,235
Depreciation	0	188,882
Net operating loss	5,946,040	3,448,185

Deferred tax assets	6,069,808	3,851,075

Valuation Allowance	(6,004,022)	(3,851,075)
	65,786	0
Depreciation	(65,786)	0

Deferred tax liabilities	(65,786)	0
Net deferred tax asset	$0	$0

The valuation allowance increased by $2,152,947, and decreased by $343,971, for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, we had federal and state net operating loss carryforwards of approximately $15,245,000 for income tax purposes expiring in years 2024 to 2025.

A reconciliation of income tax expense from continuing operations and the amount computed by applying the statutory federal income tax rate to loss before income taxes from continuing operations as of December 31, 2005 and 2004, is as follows:

	2005	2004
Income taxes at statutory rate	$(761,595)	$(75,758)
Increase (decrease) resulting from:

SIT, net of federal tax effect	(106,148)	(10,559)

Nondeductible Expenses	5,093	234,789

Valuation Allowance	912,924,	(35,794)

Other	21,054	-
	$71,328	$112,678

11.	COMMON STOCK

Stock Options Plans

The Company has two stock option plans that authorize the granting of options to officers, key employees and directors to purchase the Company’s common stock at prices equal to the market value of the stock at the date of grant. Under these plans, the Company has 852,600 shares available for future grants as of December 31, 2005. The exercise price of all employee and director options granted in 2005 and 2004 were at fair market value.

A summary of the status of the Company’s stock option plans and changes are presented in the following table:

For the Year Ended December 31,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,399,217	$2.00	450,025	$4.06
Granted	650,000	$1.09	980,167	$0.74
Exercised	(3,700)	$0.80	(21,150)	$0.54
Forfeited/Expired	(846,000)	$2.56	(9,825)	$4.60
Options outstanding at End of year	1,199,517	$1.14	1,399,217	$2.00

Exercisable at end of year	1,060,767	$1.15	1,318,867	$2.10

The weighted average fair value of options granted in 2005 and 2004 was $1.09 and $1.04, respectively, and was estimated at the grant date using the Black-Scholes options pricing model with the following weighted average assumptions: Expected volatility of 303.05% and 169.37%; risk-free interest rate of 3.97% and 4.25%; expected life of 5.00 and 4.89 years; and no dividend yield, respectively.

Options outstanding and exercisable at December 31, 2005, by price range:

		Outstanding		Exercisable
Range of exercise prices	Shares	Weighted average Remaining contractual life	Weighted average exercise price	Shares	Weighted average exercise price
$0.53 to 0.67	284,000	2.80	$0.61	259,000	$0.61
0.80 to 1.18	668,700	4.15	1.04	562,450	1.02
1.23 to 1.46	219,167	3.52	1.32	211,667	1.32
6.99 to 8.38	27,650	0.20	7.61	27,650	7.61
	1,199,517	3.63	$1.14	1,060,767	$1.15

The Company recorded no stock compensation expense in 2005 related to option grants. The Company recorded stock compensation expense in 2004 of $91,195 relating to 144,000 options issued to a non-employee, Jim Mayer, in connection with a consulting agreement between the Company, Jim Mayer, and Credit Support International LLC. The options have an exercise price of $.67 per share, are valued at $91,195 under the Black-Scholes pricing model based on a fair value price of $0.63 assuming an expected life of 5 years, a risk-free interest rate of 2.80%, volatility of 165.92%, and no dividend yield. The options were to vest ratably over a period of 12 months,however, the consulting agreement was terminated and the options fully vested on July 28, 2004. The options were recorded as an increase to additional paid-in capital and recognized as stock compensation expense in 2004.

As discussed in Note 3, on December 31, 2004 the Company issued 104,167 options to the owner of ASC to purchase common stock at an exercise price of $1.35. This non-employee award vested immediately at the date of grant.

Common Stock Purchase Warrants

On February 23, 2005 the Company issued warrants to purchase an aggregate of 434,783 shares of common stock related to its issuance of $1,550,000 in aggregate principal amount of promissory notes. The issuances were made to Mercator Momentum Fund, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC), all of which are related entities. The warrants have a term of three years with an exercise price of $1.15 per share. The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $497,000 based on a fair value price of $1.14, assuming an expected life of 3 years, a risk-free interest rate of 3.63%, volatility of 260.7%, and no dividend yield. When combined with the face value of the notes, these warrants result in a debt discount with an allocated fair value of approximately $376,000. This debt discount, combined with the stated interest rate of 10%, results in an effective interest rate of approximately 30%. The value of the warrants was recorded as a liability and as a debt discount that will be recognized ratably as interest expense over the term of the debt using the effective interest rate method.

On June 16, 2005, the Company issued $2,400,000 in aggregate principal amount of promissory notes which amended the $1,550,000 in aggregate principal amount of promissory notes, dated February 23, 2005 in exchange for an additional aggregate principal amount of $850,000 (provided that the warrants issued in connection with the February 23, 2005 promissory notes were not cancelled and therefore remain outstanding). In connection with the issuance of notes, the Company issued 166,666 warrants to purchase common stock. The issuances were made to Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC), all of which are related entities. The warrants have a term of three years with an exercise price of $1.02 per share. The Company granted registration rights to the holders of the warrants, which rights are exercisable on or after February 1, 2006. The fair value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $166,000 based on a fair value price of $1.00, assuming an expected life of 3 years, a risk-free interest rate of 3.76%, volatility of 261.0%, and no dividend yield. When combined with the face value of the notes, these warrants result in a debt discount with an allocated fair value of approximately $139,000. This debt discount, combined with the stated interest rate of 10%, results in an effective interest rate of approximately 21%. The value of the warrants was recorded as a liability and as a debt discount that will be recognized ratably as interest expense over the term of the debt using the effective interest rate method.

The warrants to purchase a combined 601,449 shares discussed above has been recorded as a liability at the fair value of the warrants issued to M.A.G. Capital, LLC in conjunction with the promissory notes was approximately $515,000. At December 31, 2005, the fair value of these warrants was determined to be approximately $239,000 which resulted in the Company reducing interest expense by approximately $276,000 during the year ended December 31, 2005.

On September 9, 2005, the Company issued 5 year warrants, which vested immediately at the date of grant, to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $0.94 per share to JAS Financial Services. The fair value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $47,000 based on a fair value price of $0.94, assuming an expected life of 5 years, a risk-free interest rate of 4.14%, volatility of 295%, and no dividend yield. The fair value of the warrants were recorded as an increase to additional paid-in capital and recognized as stock compensation expense in 2005.

On December 9, 2005, the Company issued 2 year warrants, which vested immediately at the date of grant, to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $0.44 per share to Jason Cohen, former President of M Wave DBS, as part of his separation agreement with the Company that included the Company rescinding his options which were replaced by these warrants. The fair value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $70,000 based on a fair value price of $0.35, assuming an expected life of 2 years, a risk-free interest rate of 4.54%, volatility of 174%, and no dividend yield. The fair value of the warrants were recorded as an increase to additional paid-in capital and recognized as stock compensation expense in 2005.

On July 28, 2004, the Company issued three year warrants to purchase an aggregate of 1,530,000 shares of Common Stock at an exercise price of $1.28 per share to the three purchasers of the Series A Preferred Stock and to MAG Capital, LLC, on the closing date of the sale of the Series A Preferred Stock. The fair value of the warrants was designated to be $848,750 under the Black-Scholes pricing model based on a fair value price of $1.06, assuming an expected life of 3 years, a risk-free interest rate of 4.0%, volatility of 200%, and no dividend yield. The fair value of the warrants were reflected in the statement of stockholders’ equity as an increase to additional paid in capital.

On June 28, 2004, the Company issued seven year warrants to purchase an aggregate of 85,000 shares of Common Stock to Silicon Valley Bank. The warrants have an exercise price of $1.51 per share, vest ratably over 24 months and have a 7 year life. The fair value of the warrants was designated to be $97,100 under the Black-Scholes pricing model based on a fair value price of $1.14, assuming an expected life of 7 years, a risk-free interest rate of 4.69%, volatility of 183%, and no dividend yield. The value of the warrants was recorded as an increase to additional paid-in-capital and as a debt discount that will be recognized ratably as interest expense over the term of the debt.

Warrants outstanding and exercisable are as follows:

Exercise Price	Number Outstanding at 12/31/05	Weighted Ave. Remaining Life	Weighted Ave. Exercise Price	Number Exercisable at 12/31/05	Weighted Ave. Exercise Price
$0.44	200,000	2.0	$0.44	200,000	$0.44
$0.94	50,000	4.8	$0.94	50,000	$0.94
$1.02	166,666	2.5	$1.02	166,666	$1.02
$1.15	434,783	2.2	$1.15	434,783	$1.15
$1.28	1,530,000	1.6	$1.28	722,500	$1.28
$1.51	85,000	5.5	$1.51	63,750	$1.51
	2,466,449			1,637,699

12.	PREFERRED STOCK

On July 28, 2004, M-Wave closed an equity financing agreement with the Mercator Advisory Group. The Company issued 30,000 shares of the Company’s newly designated Series A Preferred Stock to Mercator Momentum Fund LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund Ltd. through Mercator Advisory Group LLC (“Mercator”) for $100 per share, or an aggregate of $3 million. The transaction provided M-Wave approximately $2,425,000, net of fees and expenses. The Preferred Stock is convertible into approximately 3,061,000 shares of Common Stock. The conversion price is equal to 85% of the market price of our common stock at the time of the conversion; provided that in no event shall the conversion price be less than $0.98 per share or greater than $1.15 per share. The numbers of Conversion Shares and Warrant Shares that any Purchaser may acquire at any time are subject to limitation in the Certificate of Designations and in the Warrants, respectively, so that the aggregate number of shares of Common Stock of which such Purchaser and all persons affiliated with such Purchaser have beneficial ownership (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) does not at any time exceed 9.99% of the Company's then outstanding Common Stock.

The Series A Preferred Stock contains a beneficial conversion feature, since the conversion price of the common stock is to be 85% of the fair value of the stock at the time of conversion. The fair value of the beneficial conversion feature was designated to be approximately $1,903,800 under the Black-Scholes Option Pricing Model and was recorded as a preferred stock dividend in the statement of income and an equivalent increase to the accumulated deficit in 2004. This was valued in accordance with EITF 00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments). This expense recognition is a one-time charge, and resulted in a decrease to basic and diluted earnings per common share for the year ended December 31, 2004, but had no effect on total Stockholders’ (Deficit) Equity.

The Preferred Stock is nonvoting, bears no dividend, and has a sole preference of priority at par in liquidation over our common stock and any prior or subsequent series of preferred stock.

The Mercator entities have converted 17,500 shares of the Company’s preferred stock into 1,734,454 shares of Common Stock as of December 31, 2005.

13.	DISCONTINUED OPERATIONS

On February 25, 2005 M-Wave, Inc. through its wholly owned subsidiary, M-Wave DBS, Inc., an Illinois corporation purchased substantially all of the assets of Jayco Ventures Inc. (JVI), for cash of approximately $1,700,000.

M-Wave DBS, Inc. was initially reconstituted a distributor, virtual manufacturer and global supplier to the Digital Broadcasting Satellite (DBS) industry that includes a growing number of proprietary product lines including the TrunkLine Millenium® commercial SMATV head end gear, JVI L-Band passive splitters and multi-switches, Treadclip plastic fasteners, Signaloc® meters used in DBS installations and the Kompressor® universal RF connector line.

The purchase price was allocated to the assets acquired and liabilities assumed on February 25, 2005, as follows:

Accounts receivable	$500,000
Inventories	$200,000
Equipment	$100,000
Intangible assets	$60,000
Goodwill	$858,000
$1,718,000

Accounts receivable and inventories were recorded at the net realizable value. Equipment was recorded at an appraised value and was to be depreciated over an economic useful life of five years. Intangible assets consisted primarily of patents and customer lists which were recorded based on an appraised value and were to be amortized over an economic useful life of two years. Goodwill represents the excess of purchase price over the assets acquired of approximately $500,000, plus additional acquisition costs incurred by the Company for professional fees of approximately $190,000 and certain vendor costs which were selectively assumed by the Company in the amount of approximately $168,000.

After attempts to finance and establish the business through July 2005, the Company determined the assets and business could not be re-established, and in December 2005 determined to discontinue M-Wave DBS, Inc., formerly reported as the DBS segment. In consideration of that change, essentially all employees were terminated in December 2005.

The Company follows the provisions of SFAS 144 to identify and account for discontinued operations. The Company carries assets and liabilities related to its discontinued DBS operations on its balance sheet as they continue efforts to liquidate these assets and satisfy these liabilities in an orderly manner. These assets are carried at their net book value which approximates its estimated net realizable value less estimated costs to sell these assets, and are included with assets from continuing operations in the accompany consolidated balance sheet. These liabilities are carried at their net book value which approximates the full amount of consideration necessary to settle these obligations. The approximate carrying value of these assets and liabilities at December 31, 2005 is below:

Accounts Receivable	$308,000
Inventory	$1,832,000
Prepaid Expenses	$230,000
Total	$2,370,000

Accounts Payable	$1,232,000
Accrued Expenses	$6,000
Total	$1,238,000

On January 9, 2006, the Company announced it had taken steps to liquidate its M-Wave DBS, Inc (DBS) assets it previously acquired in February 2005. In connection with that activity, the Company announced that it had terminated all but its logistics and warehousing DBS personnel and discontinued current operations. Moreover, it stated that Jason Cohen, its former divisional president terminated, by mutual agreement with the Company, his employment contract. Cohen has been retained as an independent consultant together with a group of outside sales staff to liquidate the former DBS inventory for a 5% commission plus further incentives.

The Company is actively pursuing collections on outstanding accounts receivable from its former DBS customers and is in the process of executing its strategic plans to liquidate the DBS inventory. The inventory liquidation strategy includes the aforementioned consulting agreement and a process whereby management believes the Company can successfully return certain product to the vendors. The carrying value of DBS inventory as been reduced by approximately $700,000 to adjust to estimated net realizable value as described above. Together with cash from continuing operations, the Company plans to utilize deposits and prepayments to DBS vendors in settlement of the outstanding accounts payable.

For the period from February 25, 2005 to December 31, 2005, the Company incurred a net loss from discontinued operations in the amount of approximately $3,098,000 which consists of the following:

Net sales	$2,955,000
Cost of goods sold, including provision for inventories of $700,000	$3,310,000
($ 355,000)

Selling, general and administrative	$1,724,000
Impairment of intangible assets and goodwill	$893,000
Impairment of equipment	$126,000
$2,743,000

Loss from discontinued operations, net of tax	$3,098,000

The loss from discontinued operations resulted in an increase to the basic and diluted loss per common share of approximately $0.51 for the period ended December 31, 2005.

14.	SUBSEQUENT EVENTS

The Company announced it had completed its move and consolidation from West Chicago, Illinois to Franklin Park, Illinois adjacent to Chicago’s O’Hare International airport. The Company entered into a short-term lease of space with Harbrook Tool & Manufacturing Company, located at 11533 Franklin Avenue, Franklin Park, Illinois 60131.

On March 31, 2006, the Company received a waiver from M.A.G. Capital, LLC, whereby M.A.G. Capital, LLC, waived any penalties that had been associated with the issuance of warrants related to the Company’s issuance of promissory notes, which were converted from debt to equity on March 1, 2006.

On March 1, 2006, the Company entered into, and simultaneously consummated, an agreement whereby it issued an aggregate of 45,648 shares of Series B Convertible Preferred Stock, which are convertible into shares of the the Company’s common stock, to the following entities: (i) Mercator Momentum Fund, LP; (ii) Mercator Momentum Fund III, LP; and (iii) Monarch Pointe Fund, Ltd. Each share of Series B Stock has a stated value of $100.00. The Company issued the Series B Stock in consideration of canceling $4,564,800 of indebtedness owed by the Company. In connection with the Agreement, the Company reduced the exercise prices of certain common stock purchase warrants previously issued to the purchasers and to M.A.G. Capital, LLC.

Background of Series B Preferred Stock

On March 1, 2006, the transaction was effected for total consideration of $6,464,800, $4,564,800 of which was received on the Closing Date in the form of cancelled indebtedness owed by the Company to the Purchasers in exchange for the issuance of 45,648 shares of Series B Stock, with the balance of $1,900,000 paid in cash on March 15, 2006 in exchange for the issuance on that date of an additional 19,000 shares of Series B Stock. The number of Conversion Shares that any of the Purchasers may acquire at any time is subject to limitations in the Certificate of Designations of Preferences and Rights of Series B Stock, as filed with the Secretary of State of the State of Delaware on March 1, 2006, so that the aggregate number of shares of common stock which such Purchaser, and all persons affiliated with such Purchaser, have beneficial ownership does not at any time exceed 9.99% of the Company’s then outstanding common stock.

Series B Stock
The Series B Stock is non-voting and is entitled to receive monthly dividends at an annual rate equal to 15%, subject to reduction to 9% after the Registration Statement (as defined below) is declared effective by the Securities and Exchange Commission. The monthly dividends are payable in cash, subject to board approval. The number of shares into which one share of Series B Stock shall be convertible shall be determined by dividing $100.00 by $0.79 (subject to adjustment). In addition, the Series B Stock has liquidation preferences and certain other privileges.

Registration of Stock
The Company agreed to use its best efforts to file a registration statement covering the resale of the Conversion Shares, the shares of common stock underlying the Warrants (as defined below) and the Series A Convertible Preferred Stock issued by the Company to the Purchasers on June 17, 2004.

On March 1, 2006, warrants to purchase 2,131,449 shares of common stock of the Company previously issued to MAG and to the Purchasers were modified to reduce the exercise prices of the warrants (previously between $1.27 and $1.02) to the price that was $0.01 above the closing bid price on the business day immediately preceding the Closing Date, or $0.69 per share.

NASDAQ COMPLIANCE.

On January 9, 2006, the Company announced that it had received a determination and de-listing letter from NASDAQ’s Listing Qualifications staff on January 6, 2006, indicating it does not satisfy NASDAQ Marketplace Rule 4310(c)(2)(B) that requires the Company to have a minimum of $2.5 Million in shareholders’ equity to remain listed on The NASDAQ Capital Market.  The Company appealed this determination and asked for a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to present a plan to regain compliance.  As a result of the Series B Stock financing, the Company believes it now complies with the shareholders’ equity requirement for continued listing on The Nasdaq Capital Market and expects to evidence full compliance with the requirement upon the filing of the Form 10-QSB for the quarter ended March 31, 2006.  Specifically, the Company expects to report shareholders’ equity in excess of the $2.5 million minimum requirement set forth in Nasdaq Marketplace Rule 4310(c)(2)(B).  As previously disclosed, as of the quarter and nine month period ended September 30, 2005, the Company failed to satisfy the $2.5 million shareholders’ equity requirement for continued listing on The Nasdaq Capital Market.  The Company presented its plan to regain compliance with that requirement at a hearing before the Panel on February 16, 2006.  On March 31, 2006, The Company received a formal decision from the Panel whereby the Company’s shares would continue to be listed on The Nasdaq Capital Market, subject to the following exception: 1) On or before April 17, the Company shall disclose in its Form 10-KSB for the fiscal year ended December 31, 2005, the consummation of transactions sufficient to bring shareholders’ equity to at least $2.5 million;  2) On or before May 15, 2006, the Company must report in its Form 10-QSB for the quarter ended March 31, 2006, actual shareholders’ equity of at least $2.5 million at March 31, 2006; and 3) On or before May 22, 2006, the Company must have a closing bid price of at least $1.00 per share and have evidenced a closing bid price of $1.00 or more per share for a minimum of ten consecutive business days.  In order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq Capital Market.   As a result of the hearing and, until such time as the Panel deems the Company to be in compliance with the NASDAQ listing criteria, the Company can provide no assurances that the Panel will determine to continue the Company’s  listing on NASDAQ.

Voting Agreement
Joseph Turek, Chairman of the Board, President and Chief Operating Officer of the Company, has entered into a voting agreement with MAG and Mercator Momentum Fund, LP whereby Mr. Turek agrees to vote all voting securities of the Company currently owned or thereafter acquired by him in favor of any proposal to pursue a transaction approved by the Special Committee in which the Company would make a significant acquisition of another company or of the business or assets of another company. The voting agreement terminates on the earlier of its one-year anniversary or upon the closing of any such acquisition.

15.	MANAGEMENT'S PLAN FOR CONTINUING OPERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

Based upon the current level of operations and anticipated growth, management believes that the Company’s current cash plus future cash flow from operations, proceeds from the sale of certain fixed assets, funds obtained from MAG Capital, LLC through conversion of debt to equity as well as additional equity placement in early 2006 are adequate to cover the Company’s needs during the upcoming year.

The Company is continuing its efforts to sell its parcel of land located in Bensenville, Illinois and liquidate its DBS assets as soon as practicable. Through March 31, 2006, the Company has been successful in being able to return inventory to suppliers to reduce its liability as well as sell off a portion of its inventory to customers, generating receivables that have resulted in realizable cash collections.

The Company plans to focus its efforts on growing its core business and customer base, primarily by concentrating efforts on expanding its customer base within its digital product line. In addition, the Company is expanding its global sourcing efforts beyond printed circuit boards into other product lines such as extrusions, wire harnesses, castings, spinnings, etc. Sourcing of these additional product lines, initially to our existing customer base, we believe will improve our operating results by providing increased profits on these products than we had been experienced with our former RF product line.

As of March 31, 2006, subsequent to the additional equity placement, the Company had a bank balance of approximately $2.3 million and had no outstanding debt.

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

Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective, except as discussed in the next paragraph below, in timely alerting them to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed in the next paragraph below.

The Company has identified a material weakness within its internal control framework relating to the preparation and timeliness of financial reporting, in connection with the adequacy of segregation of duties. The Company attributes this material weakness to limited personnel resources. Though the Company has implemented levels of supervisory reviews and employs a temporary workforce from time to time, there can be no assurance that these measures can definitively prevent transactional errors from occurring or provide the necessary accounting and financial reporting support to the Company’s accounting and finance department.

(b) Changes in internal controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the twelve months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 8B. Other Information
None

Part III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company are:

Name	Age	Position

Joseph A. Turek	48	Chairman, President, and Chief Operating Officer

Jim Mayer	55	Interim Chief Executive Officer

Gary L. Castagna	43	Director

Bruce K. Nelson	51	Director

Glenn A. Norem	53	Director

The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. The Board is comprised of one Class I Directors, Bruce Nelson, one Class II Director, Joseph A. Turek, and two Class III Directors, Glenn Norem and Gary L. Castagna. The Class II Director’s term expires upon the election of directors at the 2006 annual meeting of shareholders, while the terms for the Class III and I expire upon the election of directors at the 2007 and 2008 annual meeting of shareholders, respectively.

JOSEPH A. TUREK, 48, is the founder of the Company and has served as a director of the Company since 1988. Mr. Turek served as President of the Company from 1988 to February 1997, as Chairman from 1993 to September 2004, and as Chief Executive Officer from 1993 to July 2004. Mr. Turek served for more than five years in various positions at West-Tronics, Inc., a manufacturer of low-frequency circuit boards and a contract assembler of electronic products, with his last position as President in 1987 and 1988. West-Tronics entered into an assignment for the benefit of creditors in December 1988 pursuant to which the Company purchased the assets and assumed certain liabilities of West-Tronics, Inc. Mr. Turek received a B.S.E.E. degree from the University of Notre Dame and an M.B.A. degree from Northwestern University.

JIM MAYER, 55, has been our Interim Chief Executive Officer since July 28, 2004. He has 18 years of experience, including 12 years as CEO of DiversiCorp, Inc., has managed or directed more than 50 engagements with troubled companies, and has provided a variety of services directly to clients, including due diligence, workout, collateral control, corporate restructuring, bankruptcy support, cross-border secured finance and interim management. Mr. Mayer has served on several boards of directors including the Turnaround Management Association. He has been the Managing Member of Credit Support International, a specialized consulting firm devoted to transitional and troubled middle market companies, since 1985. Pursuant to an agreement between Credit Support International and the Company, Mr. Mayer acted as Chief Restructuring Advisor to the Board of Directors of the Company from April 15, 2003 through May 14, 2004.

GARY L. CASTAGNA, 43, has been a director of the Company since January 2001. Mr. Castagna presently serves as Senior Vice President, Chief Financial Officer, and Treasurer of Amcol International Corporation, a company that is engaged in the materials and environmental industries. Mr. Castagna was a consultant to Amcol from June 2000 to February 2001 and Vice President of Chemical International Corporation, a former subsidiary of Amcol, from August 1997 to May 2000. Mr. Castagna received his bachelor's degree in accounting and finance from the University of Michigan, Ann Arbor. He has also completed graduate courses at University of Michigan, and is a certified public accountant.

BRUCE K. NELSON, 51, has been a director of the Company since 2005. Mr. Nelson presently serves as Chief Financial Officer of netGuru, Inc., a provider of engineering software and IT solutions for more than 19,000 clients worldwide. Prior to joining netGuru, Mr. Nelson served as Chief Operating Officer of Irvine-based Millennium Information Technologies, Inc. from 1997 to 2002. Mr. Nelson holds a B.S. in Finance from University of Southern California and an MBA from Bryant College in Smithfield, Rhode Island.

GLENN A. NOREM, 53, has been a director of the Company since 2005. Mr. Norem presently serves as CEO of LoneStar CAPCO Fund, LLC, a Texas certified capital company, since its formation in March 2005. The LoneStar CAPCO Fund secures debt and equity investments in early-stage companies located in Texas.

Mr. Norem also has served as the Chairman & CEO of eeParts, Inc. since founding the company in April 1999. eeParts is a leading supply-chain software, systems and services provider for the electronic component spot market. eeParts serves customers worldwide from its bases of operations in the United States and China. Mr. Norem holds a BS degree in Electrical Sciences & Systems Engineering from Southern Illinois University and an MBA from the University of Chicago’s Graduate School of Business.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Joseph A. Turek comprising all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Audit Committee and Financial Expert

Bruce Nelson, Gary Castagna, and Glenn Norem serve as members of the Audit Committee. These individuals are all independent directors as defined by Section 10A(m) of the Exchange Act of 1934 and the rules promulgated thereunder, and Mr. Nelson qualifies as a financial expert pursuant to Item 401 of Regulation S-K. The board also appointed Mr. Nelson as Chairman of the Audit Committee.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

* Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

* Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

* Compliance with applicable governmental laws, rules and regulations;

* The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

* Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10. Executive Compensation

The following table shows the compensation paid by the Company to the two individuals who served as the Company’s Chief Executive Officer in 2005 and its one other most highly compensated officer during 2005. No other executive officer of the Company had a total annual salary and bonus for 2005 that exceeded $100,000.

	SUMMARY COMPENSATION TABLE
	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options
Jim Mayer	2005	$211,000	$0	0	150,000
(Interim CEO)(1)	2004	$46,000	$0	0	144,000
	2003	$0	$0	0	0

Joseph A. Turek	2005	$197,000	$0	0	0
(President & COO)(2)	2004	$153,000	$0	0	0
	2003	$125,000	$17,000	0	0

Robert Duke	2005	$165,000	$0	0	0
(President-EMG Division)	2004	$125,000	$0	0	0
	2003	$125,000	$0	0	100,000

(1)
Named Chief Executive Officer on July 28, 2004. Prior to such date, he was a consultant to the Company. His compensation as a consultant is described below under “Certain Transactions” and is not included in the table above.

(2)	Also served in the capacity of Chief Executive Officer through July 28, 2004.

Aggregate Option Exercises in 2005 and 2005 Year-End Option Values

Option Grants in 2005

The following table contains information concerning stock options granted to the named executive officers in 2005.

	2005 Grants
Name	No. of Shares Underlying Options Granted(a)	% of Total Options Granted to Employees in FY 2004	Exercise or Base Price ($/Share)	Expiration Date

Jim Mayer	150,000	32%	$0.99	8/19/10

The following table sets forth certain information with respect to the unexercised options to purchase the Company’s common stock held by the named executive officers at December 31, 2005. None of the named executive officers exercised any stock options during the fiscal year ended December 31, 2005.

Aggregated Option/SAR Exercises in last Fiscal Year and
Fiscal Year-End Option/SAR Values

	Number of Unexercised Options/SARS at FY-End (#)		Value of Unexercised In-the-Money Options/SARS at FY-End ($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert Duke	110,000	0	$0	$0
Jim Mayer	294,000	0	$0	$0
Joseph A. Turek	0	0	$0	$0

____________

(1)	Based on the fair market value of the Company’s common stock on December 31, 2005 ($0.57 per share) less the option exercise price.

Employment Agreements

Each of Messrs. Turek and Mayer entered into an employment agreement with the Company, effective as of July 28, 2004, which provides for his continued employment in his present capacity through December 31, 2006. Each of the foregoing agreements continues thereafter indefinitely, unless terminated by either party by giving notice at least six months prior to termination.

The executives are entitled to the following annual salaries under the employment agreements: Mr. Turek is entitled to an annual rate of $195,000 through April 2005 and $215,000 thereafter. Mr. Mayer is entitled to an annual rate of $208,000 through April 2005 and $239,000 thereafter. Each of Messrs. Turek and Mayer shall be eligible to receive an annual cash bonus (“Cash Bonus”) with respect to the fiscal year ending December 31, 2005 and the fiscal year ending December 31, 2006 equal to ten percent (10%) of the amount by which the Company’s Gross Margin (as defined below) for such fiscal year exceeds $4,500,000. Any cash bonus shall not exceed $200,000 with respect to any fiscal year occurring during the Term.

The Company also agreed to pay Mr. Turek, if the Company’s gross margin for the 2004 fiscal year exceeds $3,726,000, a bonus for the 2004 fiscal year equal to $15,000 multiplied by a fraction, the numerator of which is the Company’s gross margin in such fiscal year and the denominator of which is $3,726,000. Bonuses in subsequent years will be made at the discretion of the Company’s Board of Directors. If Mr. Turek’s employment is terminated by either Mr. Turek or the Company within certain periods following a “change of control” of the Company, Mr. Turek is entitled to a lump-sum payment equal to 150% of the then-remaining unpaid salary under the employment agreement and all outstanding stock options shall immediately become fully vested.

Mr. Duke entered into an employment agreement with the Company, effective May 1, 2004 at an annual rate of $150,000 through August 31, 2005 and $165,000 thereafter, and provides for his continued employment in his present capacity through December 31, 2006.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of April 7, 2006 by (1) each person known to the Company to beneficially own 5% or more of the Company’s common stock, (2) each of the Directors and each executive officer, and (3) all executive officers and directors of the Company as a group. The number of shares of common stock shown as owned below assumes the exercise of all currently exercisable options held by the applicable person or group, and the percentage shown assumes the exercise of such options and assumes that no options held by others are exercised. Unless otherwise indicated below, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their respective names. For purposes of the following table, each person’s “beneficial ownership” of the Company’s common stock has been determined in accordance with the rules of the Commission.

Name of Beneficial Holder	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (8)
M.A.G. Capital, LLC (1)(10)	619,640	9.99%
Gary L. Castagna (2)	175,774	2.76%
Jim Mayer (3)(9)	399,000	6.05%
Joseph A. Turek(4)(9)	1,379,000	22.23%
Bruce Nelson (5)	171,774	2.69%
Glenn Norem (6)	146,774	2.31%
All Directors and executive officers as a group
(five persons) (7)	2,272,322	32.05%

(1)
The following table depicts the total number of shares that M.A.G. Capital, LLC beneficially owns on behalf of itself and its affiliated funds (Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd.). David F. Firestone is the managing member of M.A.G. Capital LLC, and as such he has beneficial ownership of shares owned by M.A.G. Capital LLC and its affiliated funds.

Name	Number of Shares of common stock Currently Held	Number of Shares to be Received Upon Conversion of Series A Preferred Stock (*)	Number of Shares to be Received Upon Conversion of Series B Preferred Stock (*)	Number of Shares to be Received Upon Exercise of Warrants (*)	Number of Shares of common stock Beneficially Owned (*)
M.A.G. Capital, LLC	0	0	0	1,020,290	1,020,290
Mercator Momentum Fund, LP	47,194	548,469	898,734	419,016	1,913,413
Mercator Momentum Fund III, LP.	32,927	382,653	3,183,301	245,137	3,844,018
Monarch Pointe Fund, Ltd.	17,500	344,388	1,696,203	447,006	2,505,097

(*)Each share of Series A Preferred Stock and Series B Preferred Stock may be converted by the holder into that number of shares of common stock as is determined by dividing 100 by $0.98 and $0.79, respectively. The documentation governing the terms of the Series A Preferred Stock, the Series B Preferred Stock and the warrants contains provisions prohibiting any conversion of the Series A Preferred Stock or the Series B Preferred Stock or exercise of the warrants that would result in M.A.G. Capital, LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., and their affiliates, collectively beneficially owning more than 9.99% of the outstanding shares of our common stock as determined under Rule 13d-3 of the Securities Exchange Act of 1934. As a result of these provisions, none of such entities hold beneficial ownership of more than 9.99% of the outstanding shares of our common stock. However, for purposes of clarity, the table above shows the conversion and exercise figures in the columns with an asterisk as if there were no 9.99% limitation in place.

(2)	Includes 175,774 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of April 7, 2006.

(3)
Includes 5,000 shares owned, 250,000 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of April 7, 2006, and 144,000 shares upon the exercise of immediately exercisable warrants, or warrants exercisable within 60 days of April 7, 2006.

(4)
Includes 1,379,000 shares owned. On February 6, 2006, Joseph A. Turek, Chairman of the Board, President and Chief Operating Officer of the Company, entered into a voting agreement with MAG Capital, LLC and Mercator Momentum Fund, LP whereby Mr. Turek agreed to vote all voting securities of the Company currently owned or thereafter acquired by him in favor of a significant acquisition of another company, or of the business or assets of another company, that is recommended by the Special Committee of the Company’s Board of Directors. The voting agreement terminates on the earlier of its one-year anniversary or upon the closing of any such acquisition.

(5)	Includes 171,774 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of April 7, 2006.

(6)	Includes 146,774 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of April 7, 2006.

(7)	Includes 888,322 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of April 7, 2006.

(8)	Based on 6,202,601 shares outstanding on March 7, 2006.

(9)	c/o M-Wave, Inc., 11533 Franklin Avenue, 2nd Floor, Franklin Park, Illinois 60131.

(10)	555 South Flower Street, Suite 4500, Los Angeles, California 90071.

Item 12. Certain Relationships and Related Transactions

On April 15, 2003, the Company retained Credit Support International, LLC (CSI), whose Managing Member is Jim Mayer. Under the Consulting Agreement, Mr. Mayer initially served as a consultant and then as Chief Restructuring Advisor to the Company’s Board of Directors to determine the Company’s viability and then to facilitate a restructuring of the Company’s operations and financial position. The Company and CSI entered into a Consulting Agreement in September 2003. Pursuant to the consulting agreement, the Company agreed to pay CSI a monthly fee of $12,000, a monthly travel and housing allowance of $2,800, an annual health care coverage allowance of $3,600, a bonus of $6,000 per month upon the occurrence of certain events, and a fee upon the completion of certain types of financing or other transactions. As part of the agreement, the Company granted 144,000 options to acquire the Company’s common stock to Mr. Mayer at an exercise price of $0.67 per share. The options vest ratably over a one-year period commencing in September 2003, and the options expire on April 15, 2008. This agreement was terminated upon Mr. Mayer’s employment with the Company in April 2004.

Item 13. Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Certificate of Incorporation of the Company	1

3.2	Bylaws of the Company	1

3.3	Certificate of Designations for Series A Preferred Stock	5

4.1	Specimen Common Stock Certificate	4

10.1	Credit Agreement dated October 1, 2003 between Bank One, NA, the Company and Poly Circuits, Inc.	2

10.2	Consulting Agreement dated September 1, 2003 by and between the Company and Credit Support International, LLC.	2

10.3	2003 Stock Incentive Plan	2

10.4	Asset Purchase and Sale Agreement dated February 3, 2004 by and between the Company, Poly Circuits and AM-Wave, L.L.C.	2

10.5	Agreement for Strategic Operating Alliance dated February 3, 2004 by and between the Company and American Standard Circuits, Inc	2

10.6	Bill of Sale dated February 3, 2004 by and between Poly Circuits and AM-Wave, L.L.C.	2

10.7	Real Estate Sales Contract dated February 3, 2004 by and between the Company and AMI Partners, L.L.C.	2

10.8	Limited Liability Company Operating Agreement of AM-Wave, L.L.C. dated February 3, 2004 by and between Poly Circuits and American Standard Circuits, Inc.	2

10.9	Warranty Deed dated February 3, 2004 by and between the Company And AMI Partners, L.L.C.	2

10.10	Industrial Lease Agreement dated February 3, 2004 by and between the Company AMI Partners, L.L.C.	2

10.11	Warrant to Purchase Stock dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.12	Accounts Receivable Financing Agreement dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.13	Intellectual Property Security Agreement dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.14	Amendment to Consulting Agreement, dated May 1, 2004, between the Company and Credit Support International, LLC	3

10.15	Letter Agreement with Paul Schmitt dated May 1, 2004	3

10.16	Employment Agreement dated July 28, 2004 between the Company and Jim Mayer	4

10.17	Employment Agreement dated July 28, 2004 between the Company and Joseph A. Turek	4

10.18	Employment Agreement dated May 1, 2004 between the Company and Robert Duke	4

10.19	Subscription Agreement dated June 28, 2004 between Company and Mercator Advisory Group	4

10.20	Stock Registration Rights Agreement dated June 28, 2004 between Company and Mercator Advisory Group	4

10.21	Nonstatutory Stock Option Agreement dated July 28, 2004 between Company and Jim Mayer	4

10.22	Amendment to Loan Documents, dated December 17, 2004 between M-Wave, Inc. and Silicon Valley Bank	6

10.23	Loan and Security Agreement, dated June 28, 2004, between M-Wave, Inc. and Silicon Valley Bank	6

10.24	Asset Purchase Agreement, dated February 25, 2005 by and between Jayco Ventures, Inc. and M-Wave DBS, Inc	7

10.25	Employment Agreement, dated February 25, 2005 between M-Wave DBS, Inc. and Jason Cohen	7

10.26	Employment Agreement, dated February 25, 2005 between M-Wave DBS, Inc. and Joshua Blake	7

10.27	Promissory Note, dated February 23, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	7

10.28	Promissory Note, dated February 23, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.	7

10.29	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	7

10.30	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, Ltd.	7

10.31	Warrant, dated February 23, 2005, issued by M-Wave, Inc. to M.A.G. Capital, LLC	7

10.32	Sale real property located at 215 Park Street, Bensenville, Illinois	8

10.33	Amendment to the Loan Document Purchase Agreement Mercator Momentum Fund III acquired from Silicon Valley Bank	9

10.34	Entry into a Settlement Agreement with our non-executive directors and our executive directors settling a dispute between parties	10

10.32	SOA Amendment dated December 31, 2004	11

10.33	Purchase Agreement between M-Wave and American Standard Circuits dated December 31, 2004	11

10.34	Nonstatutory Stock Option Agreement dated December 31, 2004 between Company and Gordhan Patel	11

10.35	Loan and Security Agreement, dated April 11, 2005, between M-Wave, Inc. and Silicon Valley Bank	11

10.36	Assumption Agreement and Amendment to Loan Documents, dated April 11, 2005, between M-Wave, Inc. and Silicon Valley Bank	11

21	Subsidiaries	Filed Herewith

23.1	Consent of McGladrey and Pullen, LLP	Filed Herewith

31.1	Certification Pursuant to 18 U.S.C. Section 135D, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification Pursuant to 18 U.S.C. Section 135D, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(1)	Incorporated herein by reference to the applicable exhibit to Registrant’s Registration Statement on Form S-1 (Registration No. 33-45499)

(2)	Incorporated herein by reference to the applicable exhibit to the Registrants annual report on form 10-K for the year ended December 31, 2003

(3)	Incorporated herein by reference to the applicable exhibit to the Registrants quarterly report on form 10-QSB for the quarter ended March 31, 2004

(4)	Incorporated herein by reference to the applicable exhibit to the Registrants quarterly report on form 10-QSB for the quarter ended June 30, 2004

(5)	Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed July 6, 2004

(6)	Incorporated herein by reference to the applicable exhibit to the Registrants form 8-K dated December 30, 2004

(7)	Incorporated herein by reference to the applicable exhibit to the Registrants form 8-K dated March 2, 2005

(8)	Incorporated herein by reference to the applicable exhibit to the Registrants form 8-K dated October 26, 2005

(9)	Incorporated herein by reference to the applicable exhibit to the Registrants form 8-K dated February 2, 2006

(10)	Incorporated herein by reference to the applicable exhibit to the Registrants form 8-K dated August 23, 2005

(11)	Incorporated herein by reference to the applicable exhibit to the Registrants annual report on form 10-KSB for the year ended December 31, 2004

Item 14. Principal Accounting Fees and Services

During the years 2005 and 2004 we retained McGladrey and Pullen, LLP and RSM McGladrey to provide services in the following categories and paid the following approximate amounts.

	2005	2004

Audit fees	$174,728	$132,000
Audit-related fees	76,918	17,864
Tax fees	17,141	33,776
All other	0	0
Total fees	$268,787	$183,640

Audit fees are those fees for professional services rendered in connection with the audit of our annual consolidated financial statements included in our Annual Report on Form 10-KSB and the review of our quarterly consolidated financial statements included in our Quarterly Report on Form 10-QSB.

Audit-related fees consist primarily of services rendered in connection with consultations on financial accounting and reporting standards, SEC registration statements, and assistance with SEC staff comments.

Tax fees are primarily for preparation of tax returns, assistance with tax audits and appeals, advice on acquisitions and technical assistance.

All of the non-audit services disclosed above for 2004 and 2005 were pre-approved by the Audit Committee in accordance with the procedures described below.  The Audit Committee considered whether the non-audit consulting services provided by the audit’rs' firm could impair the audit’rs' independence and concluded that such services have not impaired the audit’rs' independence.

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
Interim Chief Executive Officer
April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jim Mayer
Jim Mayer
Interim Chief Executive Officer
April 17, 2006

/s/ Joseph A. Turek
Joseph A. Turek	/s/Bruce Nelson
Chairman, President and COO	Bruce Nelson
Director	Director
April 17, 2006	April 17, 2006

/s/ Jeff Figlewicz	/s/ Glenn Norem
Jeff Figlewicz	Glenn Norem
Corporate Controller	Director
(Principal Accounting and Financial Officer)	April 17, 2006
April 17, 2006

/s/ Gary Castagna
Gary Gastagna
Director
April 17, 2006