Form 10QSB
period 2006-03-31
M WAVE INC
filed 2006-05-15
CIK 883842

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006	Commission File No. 0-19944

M~WAVE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3809819
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer identification No.)

11533 Franklin Ave. Franklin Park, Illinois	60131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(630) 562-5550

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Registrant is an Accelerated filer (as defined by rule 12b-6 of the Act)	Yes ☐	No ☒

Indicate by check mark whether the Registrant is a shell company (as defined by rule 12b-2 of the Exchange Act.)	Yes ☐	No ☒

The registrant has 6,202,601 shares of common stock outstanding at March 31, 2006.

M-WAVE, INC.

CONTENTS

PART I.  FINANCIAL INFORMATION

Part I - Financial Information
Item 1: Financial Statements

M-Wave, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,303,651	$247,731
Accounts receivable, net of allowance for doubtful accounts,
2006- $168,000: 2005- $168,000	$1,332,531	$1,061,443
Inventories, net	$1,266,244	$2,191,013
Prepaid expenses and other assets	$102,296	$336,386
Note receivable, net	$68,333	$88,833
Total current assets	$5,073,055	$3,925,406
EQUIPMENT:
Equipment	$349,208	$392,708
Less accumulated depreciation	$(80,794)	$(81,317)
Equipment, net	$268,414	$311,391
Land held for sale	$177,238	$177,238
TOTAL	$5,518,707	$4,414,035

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,272,295	$2,430,304
Accrued expenses	$262,822	$343,732
Note payable	$0	$1,599,208
Total current liabilities	$2,535,117	$4,373,244

COMMITTMENTS AND CONTINGENCIES

LONG-TERM DEBT, net of unamortized discount 2006-$0: 2005-$356,787	$0	$2,043,213
COMMON STOCK WARRANTS	$0	$239,017

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $100 par value;
Series A authorized, 30,000 shares; issued and outstanding:	$656,800	$656,800
2006 and 2005: 12,500 shares
Series B authorized, 70,000 shares; issued and outstanding:
2006-64,648 shares: 2005-0 shares	$6,342,797	$0
Common stock, $.005 par value; authorized, 20,000,000 shares;
issued and outstanding 2006 and 2005 : 6,202,601 shares	$39,692	$39,692
Additional paid-in capital	$13,351,691	$12,558,653
Accumulated deficit	$(15,122,220)	$(13,211,414)
Treasury stock, at cost, 2006 and 2005: 1,735,815 shares	$(2,285,170)	$(2,285,170)
Total stockholders' equity (deficit)	$2,983,590	$(2,241,439)
TOTAL	$5,518,707	$4,414,035

See notes to consolidated financial statements

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31
	2006	2005

NET SALES	$2,291,843	$4,720,869
COST OF GOODS SOLD	1,689,841	3,713,037
Gross profit	602,002	1,007,832

OPERATING EXPENSES:
General and administrative	1,577,116	954,620
Selling and marketing	205,811	284,938
Total operating expenses	1,782,927	1,239,558

Operating loss from continuing operations	(1,180,925)	(231,726)

OTHER INCOME (EXPENSE):
Interest income	0	4,301
Interest expense	(403,847)	(65,214)
Total other expense	(403,847)	(60,913)

LOSS FROM CONTINUING OPERATIONS	(1,584,772)	(292,639)

DISCONTINUED OPERATIONS (Note 11)
Loss from discontinued operations, net of tax	$(254,405)	$(86,559)

NET LOSS	$(1,839,177)	$(379,198)

Preferred stock dividends	$(71,629)	$0

Net loss attributable to common shareholders	$(1,910,806)	$(379,198)

BASIC AND DILUTED LOSS PER COMMON SHARE

Continuing operations	$(0.26)	$(0.06)

Discontinued operations	(0.04)	(0.02)

	$(0.30)	$(0.08)

Weighted average shares outstanding	6,202,601	4,587,351

See notes to consolidated financial statements

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(1,839,177)	$(379,198)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on disposal of property, plant, and equipment	24,167	-
Depreciation	20,310	17,897
Amortization of intangible assets	-	2,500
Amortization of discount on note payable, bank	-	12,138
Amortization of discount on long-term debt	356,787	8,793
Stock compensation recognized on options and warrants	569,179	-
Fair value adjustment to common stock warrants	(15,158)	-
Changes in assets and liabilities, net of effects of acquired business:
Accounts receivable	(271,088)	(683,572)
Inventories	924,769	(339,675)
Prepaid expenses and other assets	234,090	(292,343)
Accounts payable	(158,009)	655,350
Accrued expenses	(60,310)	82,256
Net cash flows used in operating activities	(214,440)	(915,854)

INVESTING ACTIVITIES:
Purchase of equipment	(6,500)	(70,362)
Proceeds from sale of property, plant and equipment	5,000	-
Repayments on note receivable	20,500	-
Acquisition of business	-	(1,432,994)
Net cash flows provided by (used in) investing activities	19,000	(1,503,356)

FINANCING ACTIVITIES:
Net borrowings on note payable, bank	545,000	489,736
Proceeds from preferred stock issuance, less issuance costs	1,777,989	-
Payment of preferred dividends	(71,629)	-
Borrowings on long-term debt	-	1,550,000
Net cash flows provided by financing activities	2,251,360	2,039,736

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,055,920	(379,474)
CASH AND CASH EQUIVALENTS:
Beginning of period	247,731	1,321,445
End of period	$2,303,651	$941,971

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of common stock warrants to stockholders' equity	$270,163	$0
Conversion of long-term debt to stockholders' equity	4,564,808	-
Accrued interest added to note payable balance	20,601	$0
Stock warrants issued as discount on long-term debt and note payable	-	376,480

Acquisition of Jayco Ventures, Inc:
Purchase price:
Cash purchase price	$-	$1,360,000
Acquisition costs paid	-	72,994
	$-	$1,432,994

Assets acquired and liabilities assumed:
Working Capital	$-	$700,000
Property and equipment	-	100,000
Goodwill	-	572,994
Intangible assets	-	60,000
	$-	$1,432,994

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

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

2.  Realization of Assets

The Company continues its efforts to sell its vacant land located in Bensenville, Illinois as soon as practicable.

3.  Inventories

Inventory is carried at the lower of cost (first-in, first-out) or market. Substantially all the Company’s inventories are in finished goods held for sales to customers supported by annual forecasts, firm purchase orders, and take-or-pay contracts.

4.  Business Product Lines

Sales by product line for the three months ended March 31, 2006 and 2005 consisted of the following:

	2006	2005
Digital	$2,162,749	$2,373,950
RF	129,094	2,346,919
Total sales	$2,291,843	$4,720,869

Sales within the digital product line include ten key customers, which represented approximately 87% of sales in the first three months of 2006 versus approximately 47% of sales in the first three months of 2005. Sales levels for the first three months of 2005 included sales to two former customers that represented 38% of sales for the first three months of 2005. These customers were in the process of winding down programs during 2005 which contributed to their increased sales levels. Sales within our top ten digital customers were up 62% above their previous year’s sales levels.

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

5.  Debt

On March 1, 2006 the Company entered into an agreement with M.A.G. Capital, LLC. to convert its debt of approximately $4,565,000 into Series B Convertible Preferred Stock.

On February 23, 2005 the Company issued $1,550,000 in aggregate principal amount of promissory notes and warrants to purchase an aggregate of 434,783 shares of common stock. The issuances were made to Mercator Momentum Fund, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC), all of which are related entities. The warrants have a term of three years with an exercise price of $1.15 per share. The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $497,000 based on a fair value price of $1.14, assuming an expected life of 3 years, a risk-free interest rate of 3.63%, volatility of 260.7%, and no dividend yield. When combined with the face value of the notes, these warrants resulted in a debt discount with an allocated fair value of approximately $376,000. This debt discount will be expensed using the effective interest rate method. This debt discount, combined with the stated interest rate of 10%, resulted in an effective interest rate of approximately 30%.

On June 16, 2005, the Company issued $2,400,000 in aggregate principal amount of promissory notes which amended the $1,550,000 in aggregate principal amount of promissory notes, dated February 23, 2005 in exchange for an additional aggregate principal amount of $850,000 (provided that the warrants issued in connection with the February 23, 2005 promissory notes were not cancelled and therefore remain outstanding). In connection with the issuance of notes, the Company issued 166,666 warrants to purchase our common stock. The issuances were made to Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC), all of which are related entities. The warrants have a term of three years with an exercise price of $1.02 per share. The Company granted registration rights to the holders of the warrants, which rights are exercisable as of February 1, 2006. The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $166,000 based on a fair value price of $1.00, assuming an expected life of 3 years, a risk-free interest rate of 3.76%, volatility of 261.0%, and no dividend yield. When combined with the face value of the notes, these warrants result in a debt discount with an allocated fair value of approximately $139,000. The total debt discount of approximately $515,000 will be expensed using the effective interest rate method. This debt discount, combined with the stated interest rate of 10%, results in an effective interest rate of approximately 21%. At December 31, 2005, the remaining unamortized debt discount was $356,787.

On November 9, 2005, the Company announced that Mercator Momentum Fund III had purchased the revolving financing note from Silicon Valley Bank.

At December 31, 2005, the total amount outstanding on the promissory notes was $2,400,000. The promissory notes accrued interest at 10% per annum and were originally due in total on August 23, 2007, prior to the conversion to equity described above.

On January 25, 2006, the Company entered into an agreement with Mercator Momentum Fund III, amending the Loan Document Purchase Agreements Mercator purchased from Silicon Valley Bank on November 9, 2005. Provisions of this amendment include elimination of certain provisions and conditions of the loan originally between the Company and Silicon Valley Bank, including financial covenants that existed under the original agreement. As part of this amendment, all previous defaults that had existed under the original agreement were waived.

In connection with the loan purchase, the principal amount due was amended to include interest accrued between November 9 and December 31, 2005 of approximately $21,000. As of March 1, 2006, the balance due on the bank notes purchased by MAG Capital was approximately $1,620,000. During the first quarter of 2006, MAG Capital provided additional debt financing of approximately $545,000.

The amount of debt converted into the Series B Convertible Preferred Stock was comprised of the following amounts:

Promissory notes issued to MAG Capital	$2,400,000

Bank notes purchased by MAG Capital	$1,619,808

MAG debt financing first quarter	$545,000

Total debt converted to equity	$4,564,808

Upon the conversion of debt to equity described above, the remaining unamortized debt discount was recognized as interest expense in the amount of approximately $357,000 for the period ended March 31, 2006.

6.  Equity

During the first quarter of 2006 the Company issued an aggregate of 45,648 share of Series B Convertible Preferred Stock which is convertible into shares of the Company’s common stock. The Series B Preferred was issued to Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd. in exchange for cancellation of indebtedness owed to them by the Company.

The Company also issued an additional 19,000 shares of Series B Preferred Stock in exchange for $1,900,000 which will be held in a reserve account to be released by a majority of the independent directors as appropriate to fund expenses of the company.

The Company paid fees of approximately $122,000 in connection with the combination of debt to equity conversion and additional equity placement.

The Series B stock is non-voting and is entitled to receive monthly dividends at an annual rate of 15%, subject to reduction to 9% after the Registration Statement is declared effective by the Securities and Exchange Commission. The Company is to use its best efforts to file a registration statement covering the resale of the Conversion Shares, the shares of common stock underlying the Warrants and the Series A Preferred Stock issued by the Company to the Purchasers on June 17, 2004. For the period ended March 31, 2006, the Company paid dividends on the Series B shares in the amount of approximately $72,000.

During the first quarter of 2006, Mercator did not convert any shares of their Series A Preferred Stock into common shares. As of March 31, 2006 there are 12,500 Series A Preferred Shares outstanding. Below is a tabulation of the potentially dilutive securities:

	For the three months ended March 31,
	2006	2005
Weighted average shares outstanding	6,202,601	5,601,271
Options in the money, net	24,323	213,842
Warrants in the money, net	68,657	30,470
Preferred shares convertible to Common	0	1,530,612
Total Potentially Dilutive shares	6,295,581	7,376,195

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

The warrants to purchase a combined 601,449 shares had been previously recorded as a liability at the fair value of the warrants issued to M.A.G. Capital, LLC in conjunction with the promissory notes. At December 31, 2005, the fair value of these warrants was determined to be approximately $239,000. In accordance with SFAS 133 guidance, the Company is required to adjust the fair value of the warrants at each reporting period. For the quarter ended March 31, 2006, the Company reduced interest expense by approximately $15,000 for the reduction in the warrants fair value.

As of March 31, 2006, the Company received a waiver from M.A.G. Capital, LLC on all penalties and fees associated with these warrants. As a result, the Company reclassified the value of these warrants from liabilities to equity.

On March 1, 2006, the Company re-priced all of their warrants issued to M.A.G. Capital, LLC and related entities. A total of 2,131,449 warrants were re-priced to $0.69 per share, one cent above the closing market price on that date. The Company recorded approximately $237,000 of stock compensation expense during the first quarter of 2006 related to the re-pricing of these warrants. The fair value of the re-pricing was determined using the Black Scholes option pricing model.

7.  Litigation

The Company is not a party to any litigation whose outcome is expected to have a material adverse effect on the financial position or results of operations of the Company.

8.  Adoption of Accounting Standard and Share-Based Compensation

Under M-Wave’s share-based long-term incentive compensation plans (“incentive plans”) M-Wave grants non-qualified stock options to certain employees.

Shares available for future issuance to M-Wave’s employees under existing plans were 137,277 shares at March 31, 2006.

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R requires us to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS 123R, we utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic-value based method of accounting, compensation expense for stock options granted to our employees was measured as the excess of the quoted market price of M-Wave’s common stock at the grant date over the amount the employee must pay for the stock. M-Wave’s policy is to grant M-Wave stock options at fair value on the date of grant and as a result no compensation expense was historically recognized for stock options.

The Company adopted SFAS 123R in the first quarter of 2006 using the modified prospective approach. Under this transition method, the measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS 123 pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, the Company will amortize share-based compensation expense on a straight-line basis over the vesting term.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized based on estimated forfeitures.

The Company recognized share-based compensation expense of approximately $331,000 in general and administrative expenses in the statement of operations for the three months ended March 31, 2006.

The following table shows the effect on net income for the three months ended March 31, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”:

Three months ended
March 31, 2005
Net loss:
As reported	$(379,198)
Add: Total share-based employee compensation included in reported net income, net of taxes	0
Less: Total share-based employee compensation determined under fair-value based method for all awards, net of taxes	(61,470)
Pro forma	$(440,668)

Earnings per share as reported for basic and diluted was a loss of $0.07 per share. Pro forma Earnings per share for basic and diluted was a loss of $0.08 per share.

As of March 31, 2006, there was approximately $234,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 0.75 years.

The fair value of M-Wave stock options was estimated at the date of grant using the Black-Scholes-Merton option-valuation model. The table below outlines the weighted average assumptions for options granted during the 3 months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Risk-free interest rate	4.50%	3.71%
Expected term (in years)	5.0	5.0
Expected volatility	275.5%	309.5%
Expected dividend yield	0%	0%

Estimated fair value per option granted	$0.62	$1.23

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of M-Wave’s stock and the implied volatility of M-Wave’s traded options. The risk-free interest rate is based on the implied yield available on U.S. Treasury Bill issues with an equivalent remaining term.

M-Wave stock options expire in 5 years and prior to the 2006 grant year were generally exercisable 50 percent in first year, and 25 percent in the next two years, fully vesting after three years. Beginning in 2006, new stock option grants will vest ratably over three years.

The following table summarizes M-Wave option activity during the three months ended March 31, 2006:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,199,517	$1.14
Granted	665,323	0.68
Exercised	-	0
Forfeited or expired	(17,650)	7.19
Outstanding at March 31, 2006	1,847,190	$0.91	3.48	$29,933

Exercisable at March 31, 2006	1,574,273	$0.93	3.48	$24,783

The aggregate intrinsic value in the table above is before income taxes, based on M-Wave’s closing stock price of $0.69 as of the last business day of the period ended March 31, 2006.

9. Taxes

Management believes that the Company has adequate net operating loss carry forwards available that, if utilized, would offset any taxable income generated by the Company throughout the remainder of 2006.

10. Reclassifications

Certain items in the 2005 financials have been reclassified to conform to the 2006 Presentation which treats the DBS division as discontinued operations.

11. Discontinued Operations

On February 25, 2005 M-Wave, Inc. through its wholly owned subsidiary, M-Wave DBS, Inc., an Illinois corporation purchased substantially all of the assets of Jayco Ventures Inc. (JVI), for cash of approximately $1,360,000.

M-Wave DBS, Inc. was initially reconstituted a distributor, virtual manufacturer and global supplier to the Digital Broadcasting Satellite (DBS) industry that included a growing number of proprietary product lines including: TrunkLine Millenium® commercial SMATV head-end modules; JVI L-Band passive splitters and multi-switches; Treadclip plastic fasteners; Signaloc® meters used in measuring signal strength; and the Kompressor® universal RF connector line.

The purchase price was allocated to the assets acquired and liabilities assumed as of March 31, 2005, was as follows:

Working Capital	$700,000
Property and Equipment	100,000
Intangible assets	60,000
Goodwill	572,994
$1,432,994

Accounts receivable and inventories were recorded at the net realizable value. Equipment was recorded at an appraised value and was to be depreciated over an economic useful life of five years. Intangible assets consisted primarily of patents and customer lists which were recorded based on an appraised value and were to be amortized over an economic useful life of two years. Goodwill represents the excess of purchase price over the assets acquired of approximately $500,000, plus additional acquisition costs incurred by the Company for professional fees of approximately $73,000. During the balance of 2005, the Company recorded additional acquisition costs of approximately $285,000, which were recorded as increases to goodwill. The total purchase price as previously reported as of December 31, 2005 was approximately $1,718,000.

After attempts to finance and establish the business through July 2005, the Company determined the assets and business could not be re-established, and in December 2005 determined to discontinue M-Wave DBS, Inc., formerly reported as the DBS segment. In connection with that change, substantially all employees of DBS were terminated in December 2005, and the remaining assets located in warehouses in California and Florida will be liquidated in the ordinary course of business.

M-Wave DBS, Inc. operated as a wholly owned Illinois subsidiary. The Company's remaining core business continues to be printed circuit board and related custom component business is known informally as M-Wave EMG [Electro-Mechanical Group]. Concurrently, Robert Duke serves as President-EMG division.

The Company follows the provisions of SFAS 144 to identify and account for discontinued operations. The Company carries assets and liabilities related to its discontinued DBS operations on its balance sheet as they continue efforts to liquidate these assets and satisfy these liabilities in an orderly manner. These assets are carried at their net book value which approximates its estimated net realizable value less estimated costs to sell these assets, and are included with assets from continuing operations in the accompany consolidated balance sheet. These liabilities are carried at their net book value which approximates the full amount of consideration necessary to settle these obligations. The approximate carrying value of these assets and liabilities at March 31, 2006 and December 31, 2005 is below:

	2006	2005
Accounts Receivable	$501,000	$308,000
Inventory	493,000	1,832,000
Prepaid Expenses	60,000	230,000
Total assets	$1,054,000	$2,370,000

Accounts Payable	$844,000	$1,232,000
Accrued Expenses	2,000	6,000
Total liabilities	$846,000	$1,238,000

On January 9, 2006, the Company announced it had taken steps to liquidate its M-Wave DBS, Inc (DBS) assets it previously acquired in February 2005. In connection with that activity, the Company announced that it had terminated all but its logistics and warehousing personnel and discontinued active operations. Moreover, it stated that Jason Cohen, its former divisional president, had terminated, by mutual agreement with the Company, his employment contract. Cohen has since been retained as an independent consultant together with a small group of outside sales staff to liquidate the former DBS inventory for a commission approximating 5%.

The Company is actively pursuing collections of outstanding accounts receivable from its former DBS customers and is in the process of executing its strategic plans to complete its liquidation of the DBS inventory. The carrying value of DBS inventory as been reduced by approximately $700,000 to adjust to estimated net realizable value as described above. Together with cash from continuing operations, the Company plans to utilize deposits and prepayments to DBS vendors in settlement of the outstanding accounts payable.

The net loss from discontinued operations for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005
Net sales	$748,665	$235,278
Cost of goods sold	941,830	176,120

Gross (loss)/profit	(193,165)	59,158

Operating expenses	61,240	145,716

Loss from discontinued operations	$(254,405)	$(86,558)

The loss from discontinued operations resulted in an increase to the basic and diluted loss per common share of approximately $0.04 and $0.02 for the three months ended March 31, 2006 and 2005 respectively.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a value added service provider of high performance printed circuit boards used in a variety of digital and high frequency communications applications for a variety of telecommunications and industrial electronics applications. This includes Original Equipment Manufacturers (OEM’s) and Contract Manufacturers (CM’s). We satisfy our customers’ requirements for telecommunications and industrial electronics printed circuit boards, either rigid, flexible or bonded, by directly booking orders, supervising and inspecting outsourced manufacture of such boards through our global base of production partners located in China, Taiwan, elsewhere in Southeast Asia, and domestically, through pre-screened production partners.

Our business model is referred to as Virtual Manufacturing. Through Virtual Manufacturing we contractually supply a wide range of printed circuit boards we manufacture through partners for our customers, creating a “conduit” between those customers and production that covers prototypes, pilot production, limit and mass production, offering one seamless source. We deliver products when our customers need them through consignment inventory, demand pull, just in time, in plant storehouses, supplier or vendor managed inventory and other supply-chain programs.

We began Virtual Manufacturing in 2000 by developing subcontracting relationships with predominately Asian global manufacturers, from our base in Singapore. In virtual manufacturing, we assume many of the pre and post-production services of a manufacturer, while outsourcing the physical processes either adjunct to our personnel or in relatively close proximity to assure the highest quality fulfillment.

Our manufacturing partners maintain most certificates for quality, environmental and safety, including ISO, QS, UL, CE and others. We and our manufacturing partners have a reputation for timely fulfillment of orders that are competitively priced, shipped from modern plants operating with the highest standards of worker and environmental safety both within and outside of the United States.

We market our products through our sales managers, who in turn manage independent sales organizations throughout the U.S. Our base of approximately 50 customers represents a highly sophisticated group of purchasers.

In 2005, we extended our product lines to include custom or engineered electronic products and certain commodities sourced from Asia on behalf of existing accounts. These products are procured on a pan-Asian basis and cover a broad range of components that include LED’s, wire bonding services, harnesses, extruded housing products, plastics, metals, assemblies, and other customer specific products. This effort has been geared toward diversifying and increasing our overall margins. Initially, we solicited existing customers, but we also intend to solicit new accounts. Our niche focuses in higher mixed of products at lower volumes that larger scale distributors or brokers fail to address. Our customers tend to be smaller middle market Companies though midsize firms with little presence or capability in Asia elect us as their procurement partners.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

Net Sales

Net sales were approximately $2,292,000 for the quarter ended March 31, 2006, a decrease of approximately $2,429,000 or 51.5% from the first quarter of 2005. The sales within of our RF business was the primary factor in the sales decline, with RF sales down approximately $2,218,000 quarter over quarter due to the sale of the RF business in October 2005. The decrease in sales of the digital products of approximately $211,000 was the result of prior year sales to two former customers that were winding down programs. Prior year revenues for these two former customers were approximately $912,000. Sales to our remaining customer base increased by approximately $701,000 during the first quarter of 2006, or approximately 62% above prior year sales levels, with stronger sales reported across the board of our digital product line.

We plan to focus our efforts on growing our core business and customer base, primarily by concentrating efforts on expanding our customer base within our digital product line. In addition, we are expanding our global sourcing efforts beyond printed circuit boards into other product lines such as extrusions, wire harnesses, castings, spinning’s, etc. Sourcing of these additional product lines, initially to our existing customer base, we believe will improve our operating results by providing increased profits on these products than we had been experienced with our former RF product line.

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the first quarter of 2006 was approximately $602,000, or 26.3% of net sales, compared to a gross profit of approximately $1,008,000, or 21.3% of net sales, for the first quarter of 2005. The sale of our RF business in October 2005 was the primary factor in the decline in gross profit dollars. It was also the reason profit margins increased year over year, as the RF business typically represented higher volume, lower margin mix when compared to the digital product line. Margins within our digital product line decreased by approximately 2% over prior year due to digital sales in the prior year to our two former customers where we experienced higher than normal margins as their programs were winding down during the beginning of 2005.

Operating Expenses

General and administrative expenses were approximately $1,577,000 or 68.8% of net sales in the first quarter of 2006 compared to approximately $955,000 or 20.2% of net sales in the first quarter of 2005, an increase of approximately $622,000.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the first quarter of 2005, payroll related expenses decreased $124,000 to due lower headcount and salary reductions taken in the fourth quarter of 2005. We recorded stock compensation expense in the first quarter of 2006 of approximately $569,000 as a result of the adoption of SFAS 123(R). Approximately $331,000 related to grants to employees during the first quarter of 2006 and approximately $238,000 related to the re-pricing of existing warrants previously issued to M.A.G. Capital, LLC in connection with prior financing transactions. The re-pricing was done in conjunction with the issuance of our Series B Preferred Stock in March 2006. We did not record any stock compensation expense in the first quarter of 2005. Professional services, which include legal, auditing, and consulting fees, decreased approximately $61,000 in 2006 compared to prior year expenses. Non-recurring charges were approximately $384,000 in the first quarter of 2006 compared to approximately $53,000 during the first quarter of 2005. These costs include fees paid for professional and audit services of approximately $161,000 related to the audit of our Jayco Ventures acquisition in order to report required pro forma financial information in accordance with Nasdaq rules. We also paid fees of approximately $35,000 related to the appeal of our Nasdaq delisting. Corporate development costs were approximately $188,000 during the first quarter of 2006 including fees paid to our Special Committee, professional fees related to fairness opinions, and legal fees related to corporate development activity as we continue to review strategic options including the sale or merger of all or part of the Company as described in previous filings. Public related costs such as investor relations and Sarbanes-Oxley expenses increased approximately $20,000 during the first quarter of 2006. Other operating expenses decreased approximately $110,000 during the first quarter of 2006 primarily related to lower operating costs in our new facility.

Selling and marketing expenses were approximately $206,000 or 9.0% of net sales in the first quarter of 2006 compared to approximately $285,000 or 6.0% of net sales in the first quarter of 2005. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the first quarter of 2005, commission paid to independent sales organizations decreased approximately $33,000; payroll-related expenses decreased approximately $67,000 due to headcount and pay reductions. Costs related to our Singapore office increased approximately $28,000 during the first quarter related to increased staffing levels and operational costs of the office that was established during the prior year. Other sales expenses, including travel related expenses decreased approximately $7,000 in the first quarter of 2006 versus 2005.

Operating Loss

Operating loss from continuing operations was approximately $1,181,000 in the first quarter of 2006 compared to an operating loss of approximately $232,000 in the first quarter of 2005. The increase in operating loss of approximately $949,000 was primarily related to our expensing of employee options and re-pricing of warrants during 2006 as required under FAS 123R of approximately $569,000 combined with non-recurring expenses of approximately $384,000 as described above.

Interest Income

We recorded no interest income during the first quarter of 2006. Interest income of approximately $4,000 was recorded in the first quarter of 2005 related to income received on our interest bearing bank accounts.

Interest Expense

Interest expense was approximately $404,000 in the first quarter of 2006, versus approximately $65,000 in the first quarter of 2005. Primary factor in the increase in interest expense related to our conversion of our debt to equity in March 2006, whereby we expensed the remaining unamortized debt discount as interest expense in the amount of approximately $357,000 for the period ended March 31, 2006. We paid approximately $62,000 in interest expenses related to interest on our promissory notes during the first quarter of 2006. We recorded a reduction of interest expense of approximately $15,000 related to the re-valuation of warrants during the first quarter of 2006. There was $21,000 in non-cash interest expense recorded in the first quarter of 2005. The 2005 expenses are related to the amortization on warrants issued to Silicon Valley Bank for approximately $12,000 related to the financing agreement, and approximately $9,000 related to the issuance of long-term debt during the first quarter of 2005 by M.A.G. Capital, LLC.

Other Income

The Company did not record any other income/expense in the first quarter of 2006 or 2005.

Income Taxes

During the first quarter of 2006 and 2005, the Company recorded no income tax expense.

Liquidity and Capital Resources

Net cash used by operations was approximately $214,000 for the first three months of 2006 compared to approximately $916,000 for the first three months of 2005.

Accounts Receivable increased by approximately $271,000 due increased receivables within our DBS division as we began liquidating the inventory during the first quarter. Inventories decreased approximately $925,000 primarily related to liquidation activity within our discontinued DBS business. Accounts Payable decreased approximately $158,000 primarily due to our discontinued DBS business.

Capital expenditures were approximately $7,000 in the first three months of 2006 compared to approximately $70,000 in the first three months of 2005.

Net cash provided by investing activities was approximately $19,000 reflecting the sale of equipment and payments received on notes receivable during the first three months of 2006 compared to net cash used in investing activities of approximately $1,503,000 during the first three months of 2005. Prior year activity was primarily related to the acquisition of the Jayco business in February 2005.

Net cash provided by financing activities increased approximately $2,251,000 primarily related to borrowing from M.A.G. Capital, LLC and their additional equity placement, net of expenses paid, during the first quarter of 2006. Net cash provided by financing activities in 2005 was approximately $2,040,000 related to the issuance of long-term debt of $1,550,000 and increases in our former credit facility of approximately $490,000 during the first quarter of 2005.

Currently the Company is committed to growing its core business, as it relates to the continuing operations of its digital product line. The Company’s Special Committee of its Board of Directors is also reviewing strategic options including the sale or merger of all or part of the Company. However, if the Company is unable to secure adequate financing to grow its core business, or if the Special Committee does not approve a suitable strategic option, the Company may be forced to modify its present strategic growth plan.

Based upon the current level of operations and anticipated growth, restructuring of its business focusing on higher margin product lines, placement of equity financing, and elimination of debt during the past year, we believe that future cash flows from operations will be adequate to meet our anticipated liquidity requirements through this fiscal year.

Inflation

Management believes inflation has not had a material effect on the Company’s operations or on its financial position. However, expected supplier price increases that average approximately 4% may have a material effect on the Company’s operations and financial position in the remainder of 2006, if the Company is unable to pass through those increases under its present contracts.

The Company expects transportation and logistics costs will continue to escalate and in most cases, these costs will passed through to our customers. If we are unable to pass those costs on as occasional is the case, the effect may be material on the Company’s operating margins.

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

Item 3. Controls and Procedures

a) Disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).

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

As previously reported in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005, the Company has a material weakness within its internal control framework relating to the preparation and timeliness of financial reporting, in connection with the adequacy of segregation of duties. The Company attributes this material weakness to limited personnel resources. Though the Company has implemented levels of supervisory reviews and employs a temporary workforce from time to time, there can be no assurance that these measures can definitively prevent transactional errors from occurring or provide the necessary accounting and financial reporting support to the Company’s accounting and finance department.

(b) Changes in internal controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

M~WAVE, Inc.

Date: May 15, 2006	/s/ Jeff Figlewicz
Jeff Figlewicz
Controller and Principal Accounting Officer

Exhibit Index

Exhibit
No.	Description	Location

3.1	Certificate of Incorporation of the Company	1

3.2	Bylaws of the Company	1

3.3	Certificate of Designations for Series A Convertible Preferred Stock	4

3.4	Certificate of Designations for Series B Convertible Preferred Stock	10

4.1	Specimen Common Stock Certificate	3

10.1	2003 Stock Incentive Plan	2

10.2	Warrant to Purchase Stock dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.3	Employment Agreement dated July 28, 2004 between the Company and Jim Mayer	3

10.4	Employment Agreement dated July 28, 2004 between the Company and Joe Turek	3

10.5	Employment Agreement dated May 1, 2004 between the Company and Robert Duke	3

10.6	Subscription Agreement date June 28, 2004 between the Company and Mercator Advisory Group	3

10.7	Stock Registration Rights Agreement date June 28, 2004 between the Company and Mercator Advisory Group	3

10.8	Non-statutory Stock Option Agreement date July 28, 2004 between the Company and Jim Mayer	3

10.9	Asset Purchase Agreement, dated February 25, 2005 by and between Jayco Ventures, Inc. and M-Wave DBS, Inc.	5

10.10	Employment Agreement dated February 25, 2005 between M-Wave DBS, Inc. and Joshua Blake	5

10.11	Promissory Note dated February 23, 2005 issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	5

10.12	Promissory Note dated February 23, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, L.P.	5

10.13	Warrant , dated February 23, 2005 issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	5

10.14	Warrant to dated February 23, 2005 issued by M-Wave, Inc, to Monarch Pointe Fund, L.P.	5

10.15	Warrant dated February 23, 2005, issued by M-Wave, Inc. to M.A.G. Capital, LLC	5

10.16	Non-statutory Stock Option Agreement dated December 31, 2004 between Company and Gordhan Patel	6

10.17	Amendment to 2003 Stock Incentive Plan	7

10.18	Sale of real property located at 215 Park Street Bensenville, Illinois	8

10.19	Asset sale and transition agreement dated October 21, 2005 between the Company and American Standard Circuits	8

10.20	Agreement with the Mercator Momentum Fund III amending Loan Document Purchase Agreements it acquired from Silicon Valley Bank on November 9, 2005	9

10.21	Agreement with Ocean Park Advisors, LLC for financial consulting services and B. Riley & Co. for service regarding financial fairness opinion of potential merger candidates	11

31.1	Certification of the CEO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

31.2	Certification of the CFO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

(1)	Incorporated herein by reference to the applicable exhibit to Registrants Registration Statement on Form S-1 (Registration No. 33-45499)

(2)	Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10K for the year ended December 31, 2003

(3)	Incorporated herein by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004

(4)	Incorporated herein by reference to Appendix B to the Registrant's Definitive Proxy Statement filed July 6, 2004

(5)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed March 2, 2005

(6)	Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004

(7)	Incorporated herein by reference to Appendix A to the Registrant's Proxy Statement filed April 29, 2005

(8)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed October 5, 2005

(9)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed February 2, 2006

(10)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed March 7, 2006

(11)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed February 13, 2006