Form 10QSB
period 2006-06-30
M WAVE INC
filed 2006-08-11
CIK 883842

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006	Commission File No. 0-19944

M~WAVE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3809819
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer identification No.)

11533 Franklin Ave. Franklin Park, Illinois	60131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(630) 562-5550

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

The registrant has 6,202,601 shares of common stock outstanding at August 11, 2006.

M-WAVE, INC.

Contents

Part I - Financial Information
Item 1 - Financial Statements

M-Wave, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,492,682	$247,731
Accounts receivable, net of allowance for doubtful accounts,2006- $150,000: 2005- $168,000	$928,692	$1,061,443
Inventories, net	$828,481	$2,191,013
Prepaid expenses and other assets	$143,284	$336,386
Note receivable, net	$47,834	$88,833
Total current assets	$3,440,973	$3,925,406
EQUIPMENT:
Equipment	$364,156	$392,708
Less accumulated depreciation	$(99,781)	$(81,317)
Equipment, net	$264,375	$311,391
Land held for sale	$177,238	$177,238
TOTAL	$3,882,586	$4,414,035

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,087,080	$2,430,304
Accrued expenses	$276,244	$343,732
Note payable	$0	$1,599,208
Total current liabilities	$1,363,324	$4,373,244

COMMITTMENTS AND CONTINGENCIES

LONG-TERM DEBT, net of unamortized discount 2006-$0: 2005-$356,787	$0	$2,043,213
COMMON STOCK WARRANTS	$0	$239,017

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $100 par value; Series A authorized, 30,000 shares; issued and outstanding: 2006 and 2005: 12,500 shares	$656,800	$656,800
Series B authorized, 70,000 shares; issued and outstanding:2006-64,648 shares: 2005-0 shares	$6,342,797	$0

Common stock, $.005 par value; authorized, 20,000,000 shares; issued and outstanding 2006 and 2005 : 6,202,601 shares	$39,692	$39,692
Additional paid-in capital	$13,472,824	$12,558,653
Accumulated deficit	$(15,707,681)	$(13,211,414)
Treasury stock, at cost, 2006 and 2005: 1,735,815 shares	$(2,285,170)	$(2,285,170)
Total stockholders' equity (deficit)	$2,519,262	$(2,241,439)
TOTAL	$3,882,586	$4,414,035

See notes to consolidated financial statements

Contents

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30
	2006	2005

NET SALES	$2,286,994	$5,801,975
COST OF GOODS SOLD	1,684,207	4,608,073
Gross profit	602,787	1,193,902

OPERATING EXPENSES:
General and administrative	1,035,413	1,056,945
Selling and marketing	191,111	244,571
Total operating expenses	1,226,524	1,301,516

Operating loss from continuing operations	(623,737)	(107,614)

OTHER INCOME (EXPENSE):
Interest income	0	1,901
Interest expense	0	(171,221)
Total other income (expense)	0	(169,320)

LOSS FROM CONTINUING OPERATIONS	(623,737)	(276,934)
DISCONTINUED OPERATIONS (Note 11)
Income/(loss) from discontinued operations, net of tax	$119,086	$(403,532)

Net loss	$(504,651)	$(680,466)

Preferred stock dividends	$(80,810)	$0

Net loss attributable to common shareholders	$(585,461)	$(680,466)

BASIC AND DILUTED LOSS PER COMMON SHARE
Continuing operations	$(0.11)	$(0.04)
Discontinued operations	0.02	(0.07)
	$(0.09)	$(0.11)
Weighted average shares outstanding	6,202,601	6,145,553

See notes to consolidated financial statements

Contents

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Six Months Ended June 30
	2006	2005

NET SALES	$4,578,837	$10,522,844
COST OF GOODS SOLD	3,374,048	8,321,110
Gross profit	1,204,789	2,201,734

OPERATING EXPENSES:
General and administrative	2,612,529	2,011,565
Selling and marketing	396,922	529,509
Total operating expenses	3,009,451	2,541,074

Operating loss from continuing operations	(1,804,662)	(339,340)

OTHER INCOME (EXPENSE):
Interest income	0	6,202
Interest expense	(403,847)	(236,435)
Total other income (expense)	(403,847)	(230,233)

LOSS FROM CONTINUING OPERATIONS	(2,208,509)	(569,573)
DISCONTINUED OPERATIONS (Note 11)
Loss from discontinued operations, net of tax	$(135,319)	$(490,090)

Net loss	$(2,343,828)	$(1,059,663)

Preferred stock dividends	$(152,439)	$0

Net loss attributable to common shareholders	$(2,496,267)	$(1,059,663)

BASIC AND DILUTED LOSS PER COMMON SHARE
Continuing operations	$(0.38)	$(0.10)
Discontinued operations	(0.02)	(0.08)
	$(0.40)	$(0.18)
Weighted average shares outstanding	6,202,601	5,874,916

See notes to consolidated financial statements

Contents

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(2,343,828)	$(1,059,663)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on disposal of property, plant, and equipment	24,167	0
Depreciation	39,297	40,708
Amortization of intangible assets	0	10,000
Amortization of discount on note payable, bank	0	24,276
Amortization of discount on long-term debt	356,787	73,747
Trade debt forgiveness	(323,772)	0
Stock compensation recognized on options and warrants	690,312	0
Fair value adjustment to common stock warrants	(15,158)	0
Changes in assets and liabilities, net of effects of acquired business:
Accounts receivable	132,751	(766,929)
Inventories	1,362,532	(694,544)
Prepaid expenses and other assets	193,102	(782,999)
Accounts payable	(1,019,452)	63,515
Accrued expenses	(46,888)	(7,113)
Net cash flows used in operating activities	(950,150)	(3,099,002)

INVESTING ACTIVITIES:
Purchase of equipment	(21,448)	(115,366)
Proceeds from sale of property, plant and equipment	5,000	-
Repayments on note receivable	40,999	-
Acquisition of business	-	(1,684,268)
Net cash flows provided by (used in) investing activities	24,551	(1,799,634)

FINANCING ACTIVITIES:
Net borrowings on note payable, bank	-	1,847,672
Proceeds from preferred stock issuance	1,777,989	0
Payment of preferred dividends	(152,439)	0
Borrowings on long-term debt from shareholders	545,000	2,400,000
Net cash flows provided by financing activities	2,170,550	4,247,672

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,244,951	(650,964)
CASH AND CASH EQUIVALENTS:
Beginning of period	247,731	1,321,445
End of period	$1,492,682	$670,481

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of common stock warrants to stockholders' equity	$270,163	$0
Conversion of long-term debt to stockholders' equity	4,564,808	0
Accrued interest added to note payable balance	20,601	0
Stock warrants issued as discount on long-term debt and note payable	0	515,480

Acquisition of Jayco Ventures, Inc:
Purchase price:
Cash purchase price	$0	$1,360,000
Acquisition costs paid	0	324,268
	$0	$1,684,268

Assets acquired and liabilities assumed:
Working Capital	$0	$700,000
Property and equipment	0	100,000
Goodwill	0	824,268
Intangible assets	0	60,000
	$0	$1,684,268

See notes to consolidated financial statements

Contents

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

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

2. Realization of Assets

The Company continues its efforts to sell its vacant land located in Bensenville, Illinois as soon as practicable.

3. Inventories

Inventory is carried at the lower of cost (first-in, first-out) or market. Substantially all the Company’s inventories are in finished goods held for sales to customers supported by annual forecasts, firm purchase orders or contracts.

4. Business Product Lines

Sales by product line for the three and six months ended June 30, 2006 and 2005 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Digital	$1,802,426	$1,976,251	$3,784,185	$4,280,743
RF	152,409	3,726,252	275,932	6,073,171
Non PCB	95,023	-	99,235	-
Other	237,136	99,472	419,485	168,930
Total sales	$2,286,994	$5,801,975	$4,578,837	$10,522,844

Contents

Sales within the digital product line include ten key customers, which represented approximately 89% of sales in the second quarter of 2006 versus approximately 62% of sales in the second quarter of 2005. Sales levels for the second quarter of 2005 included sales to two former customers that represented 20% of sales for the second quarter of 2005. These customers were in the process of winding down programs during 2005 which contributed to their increased sales levels. Sales within the Company’s top ten digital customers for the second quarter of 2006 were up 30% above their sales levels during the second quarter of 2005. Year to date sales for these key customers represented approximately 87% of sales versus approximately 54% of year to date sales in 2005. Prior year sales included sales to two former customers that represented approximately 31% of prior year to date sales. Year to date sales for the Company’s top ten digital customers were up 43% compared to prior year to date sales.

On October 21, 2005, the Company sold its radio frequency (“RF”) customer list to American Standard Circuits (“ASC”). The Company follows the provisions of SFAS 144 to identify and account for discontinued operations. In accordance with SFAS 144, these activities do not constitute a discontinued operation, primarily because discreet financial information is not available or reasonably determinable for this division of the business. Upon the sale of the RF customer list, the Company’s continuing operations will consist primarily of the digital product line.

Non printed circuit board (“Non PCB”) sales represent sales of new products other than printed circuit boards, to the Company’s existing digital customer base. Other sales primarily represent tooling charges billed to customers for either new products or existing products that have gone through a revision, and commission revenues billed per our October 2005 agreement with ASC, where the Company sold its RF product line but continues to assist the purchaser in transitioning the RF customers throughout 2006, receiving a commission on sales made by the purchaser until December 31, 2006.

The loss of, or a substantial reduction in the orders from, the Company’s major customers could have a material effect on the financial statements.

5. Debt

On March 1, 2006 the Company entered into an agreement with M.A.G. Capital, LLC. to convert its debt of approximately $4,565,000 into Series B Convertible Preferred Stock.

On February 23, 2005 the Company issued $1,550,000 in aggregate principal amount of promissory notes and warrants to purchase an aggregate of 434,783 shares of common stock. The issuances were made to Mercator Momentum Fund, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC), all of which are affiliated entities. The warrants have a term of three years with an exercise price of $1.15 per share. The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $497,000 based on a fair value price of the Company’s common stock of $1.14, assuming an expected life of 3 years, a risk-free interest rate of 3.63%, volatility of 260.7%, and no dividend yield. When combined with the face value of the notes, these warrants resulted in a debt discount with an allocated fair value of approximately $376,000. This debt discount was expensed using the effective interest rate method. This debt discount, combined with the stated interest rate of 10%, resulted in an effective interest rate of approximately 30%.

Contents

On June 16, 2005, the Company issued $2,400,000 in aggregate principal amount of promissory notes which amended the $1,550,000 in aggregate principal amount of promissory notes, dated February 23, 2005 in exchange for an additional aggregate principal amount of $850,000 (provided that the warrants issued in connection with the February 23, 2005 promissory notes were not cancelled and therefore remain outstanding). In connection with the issuance of notes, the Company issued 166,666 additional warrants to purchase our common stock. The issuances were made to Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC, all of which are affiliated entities. The warrants have a term of three years with an exercise price of $1.02 per share. The Company granted registration rights to the holders of the warrants, which rights are exercisable as of February 1, 2006. The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $166,000 based on a fair value price of the Company’s common stock of $1.00, assuming an expected life of 3 years, a risk-free interest rate of 3.76%, volatility of 261.0%, and no dividend yield. When combined with the face value of the notes, these warrants result in a debt discount with an allocated fair value of approximately $139,000. The total debt discount of approximately $515,000 was expensed using the effective interest rate method. This debt discount, combined with the stated interest rate of 10%, results in an effective interest rate of approximately 21%. At December 31, 2005, the remaining unamortized debt discount was $356,787. The remaining unamortized debt discount was expensed during the first quarter of 2006.

On November 9, 2005, the Company announced that Mercator Momentum Fund III had purchased the revolving financing note from Silicon Valley Bank.

At December 31, 2005, the total amount outstanding on the promissory notes was $2,400,000. The promissory notes accrued interest at 10% per annum and were originally due in total on August 23, 2007, prior to the conversion to equity described above.

Contents

On January 25, 2006, the Company entered into an Agreement with Mercator Momentum Fund III, amending the Loan Document Purchase Agreements that Mercator purchased from Silicon Valley Bank on November 9, 2005. Provisions of this amendment include elimination of certain provisions and conditions of the loan originally between the Company and Silicon Valley Bank, including financial covenants that existed under the original agreement. As part of this amendment, all previous defaults that had existed under the original agreement were waived.

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

Upon the conversion of debt to equity described above, the remaining unamortized debt discount was recognized as interest expense in the amount of approximately $357,000 during the first quarter of 2006.

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

Contents

The Series B stock is non-voting and is entitled to receive monthly dividends at an annual rate of 15%, subject to reduction to 9% after the Registration Statement is declared effective by the Securities and Exchange Commission. The Company is to use its best efforts to file a registration statement covering the Series B shares of common stock underlying the Convertible Preferred Stock (the “Conversion Shares”), the shares of common stock underlying the Warrants (the “Warrant Shares”), and the shares of common stock underlying the Series A Preferred Stock issued by the Company to the Purchasers on June 17, 2004. Mercator waived their dividend payments for the months of May and June only. For the period ended June 30, 2006, the Company paid dividends on the Series B shares in the amount of approximately $152,000.

During the first six months of 2006, Mercator did not convert any shares of their preferred stock into common shares. As of June 30, 2006 there are 12,500 Series A preferred shares outstanding and 64,648 Series B preferred shares outstanding.

Potentially dilutive common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares or convertible debt, and the exercise of common stock options and warrants for all periods. For all periods ended June 30, 2006 and 2005, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net losses for each period. Below is a tabulation of the potentially dilutive securities:

	3 months ended June 30,		6 months ended June 30,
	2006	2005	2006	2005
Weighted average shares outstanding	6,202,601	6,145,553	6,202,601	5,874,916
Options in the money, net	334,263	132,163	200,911	157,327
Warrants in the money, net	241,304	-	125,675	17,544
Preferred shares convertible to Common shares	9,458,801	1,275,510	8,183,291	1,275,510
Total Outstanding and Potentially Dilutive shares	16,236,969	7,553,226	14,712,478	7,325,297

With respect to the preferred shares convertible to common shares, the numbers of Conversion Shares and Warrant Shares that each of Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe Fund, Ltd., and Mercator Advisory Group, LLC (each a “Purchaser” and collectively the “Purchasers”) may acquire at any time are subject to limitation in the Certificate of Designations and in the Warrants, respectively, so that the aggregate number of shares of Common Stock of which such Purchaser and all persons affiliated with such Purchaser have beneficial ownership (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) does not at any time exceed 9.99% of the Company's then outstanding Common Stock.

Contents

The warrants to purchase a combined 601,449 shares had been previously recorded as a liability at the fair value of the warrants issued to M.A.G. Capital, LLC in conjunction with the promissory notes. At December 31, 2005, the fair value of these warrants was determined to be approximately $239,000. In accordance with SFAS 133 guidance, the Company is required to adjust the fair value of the warrants at each reporting period. For the six months ended June 30, 2006, the Company reduced interest expense by approximately $15,000 for the reduction in the warrants fair value.

On March 31, 2006, the Company received a waiver from M.A.G. Capital, LLC on all penalties and fees associated with these warrants. As a result, the Company reclassified the value of these warrants from liabilities to equity.

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

Shares available for future issuance to M-Wave’s employees under existing plans were 137,277 shares at June 30, 2006.

Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R requires us to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS 123R, we utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic-value based method of accounting, compensation expense for stock options granted to our employees was measured as the excess of the quoted market price of M-Wave’s common stock at the grant date over the amount the employee must pay for the stock.

Contents

We adopted SFAS 123R in the first quarter of 2006 using the modified prospective approach. Under this transition method, the measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS 123 pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, we will amortize share-based compensation expense on a straight-line basis over the vesting term.

Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized based on estimated forfeitures.

The Company recognized share-based compensation expense of approximately $121,000 and $453,000 in general and administrative expenses in the statement of operations for the three and six months ended June 30, 2006 respectively. Basic and diluted earnings per share for the three and six months ended June 30, 2006 would have been a loss of $0.07 per share and $0.33 per share, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of a loss of $0.09 per share and $0.40 per share, respectively.

The following table shows the effect on net income for the three and six months ended June 30, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”:

	Period
	Ended June 30, 2005
	3 Months	6 Months
Net loss, as reported	$(680,467)	$(1,059,663)
Add: Total share-based employee compensation included in reported net income, net of taxes	0	0
Less: Total share-based employee compensation determined under fair-value based method for all awards, net of taxes	(9,293)	(70,763)

Pro forma net loss	$(689,760)	$(1,130,426)

Contents

Earnings per share as reported for basic and diluted was a loss of $0.11 per share for the three months ended June 30, 2005 and $0.18 per share for the six months ended June 30, 2005. Pro forma Earnings per share for basic and diluted was a loss of $0.11 per share for the three months ended June 30, 2005 and $0.19 per share for the six months ended June 30, 2005.

As of June 30, 2006, there was approximately $113,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 0.70 years.

The fair value of M-Wave stock options was estimated at the date of grant using the Black-Scholes-Merton option-valuation model. The Company did not grant any options during the second quarter of 2006. The table below outlines the weighted average assumptions for options granted during the three and six months ended June 30, 2006 and 2005:

	3 months ended June 30,		6 months ended June 30,
	2006	2005	2006	2005
Weighted Average Assumptions:
Risk-free interest rate	0.00%	3.70%	4.50%	3.71%
Expected term (in years)	0.0	5.0	5.0	5.0
Expected volatility	0.0%	298.8%	275.5%	307.7%
Expected dividend yield	0%	0%	0%	0%
Fair value	$0.00	$0.93	$0.62	$1.18

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of M-Wave’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

M-Wave stock options expire in 5 years and prior to the 2006 grant year were generally exercisable 50 percent in first year, and 25 percent in each of the next two years, with full vesting after three years. Beginning in 2006, new stock option grants generally vested immediately at grant date.

Contents

The following table summarizes M-Wave option activity for employees during the six months ended June 30, 2006:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractural Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,199,517	$1.14
Granted	665,323	0.68
Exercised	-	0
Forfeited or expired	(27,650)	7.61
Outstanding at June, 2006	1,837,190	$0.88	3.32	$263,322

Exercisable at June 30, 2006	1,763,613	$0.87	3.32	$258,165

The aggregate intrinsic value in the table above is before income taxes, based on M-Wave’s closing stock price of $0.93 as of the last business day of the period ended June 30, 2006.

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

M-Wave DBS, Inc. was initially reconstituted a distributor, virtual manufacturer and global supplier to the Digital Broadcasting Satellite (DBS) industry that includes a growing number of proprietary product lines including the TrunkLine Millenium(R) commercial SMATV head end gear, JVI L-Band passive splitters and multi-switches, Treadclip plastic fasteners, Signaloc(R) meters used in DBS installations and the Kompressor(R) universal RF connector line.

Contents

The purchase price was allocated to the assets acquired and liabilities assumed as of June 30, 2005, was as follows:

Working Capital	$700,000
Property and Equipment	100,000
Intangible assets	60,000
Goodwill	824,268
$1,684,268

Accounts receivable and inventories were recorded at the net realizable value. Equipment was recorded at an appraised value and was to be depreciated over an economic useful life of five years. Intangible assets consisted primarily of patents and customer lists which were recorded based on an appraised value and were to be amortized over an economic useful life of two years. Goodwill represents the excess of purchase price over the assets acquired of approximately $500,000, plus additional acquisition costs incurred by the Company for professional fees and the assumption of liabilities specific to key suppliers of approximately $324,000. During the balance of 2005, the Company recorded additional acquisition costs of approximately $34,000, which were recorded as increases to goodwill. The total purchase price as previously reported as of December 31, 2005 was approximately $1,718,000.

After attempts to finance and establish the business through July 2005, the Company determined the assets and business could not be re-established, and in December 2005 determined to discontinue M-Wave DBS, Inc., formerly reported as the DBS segment. In connection with that change, substantially all employees of DBS were terminated in December 2005, and the remaining assets located in warehouses in California and Florida is being liquidated in the ordinary course of business.

M-Wave DBS, Inc. operated as a wholly owned Illinois subsidiary. The Company's remaining core business continues to be printed circuit board and related custom component business is known informally as M-Wave EMG [Electro-Mechanical Group]. Concurrently, Robert Duke serves as President-EMG division.

The Company follows the provisions of SFAS 144 to identify and account for discontinued operations. The Company carries assets and liabilities related to its discontinued DBS operations on its balance sheet as they continue efforts to liquidate these assets and satisfy these liabilities in an orderly manner. These assets are carried at their net book value which approximates its estimated net realizable value less estimated costs to sell these assets, and are included with assets from continuing operations in the accompany consolidated balance sheet. These liabilities are carried at their net book value which approximates the full amount of consideration necessary to settle these obligations. The approximate carrying value of these assets and liabilities at June 30, 2006 and December 31, 2005 is below:

Contents

	2006	2005
Accounts Receivable	$228,000	$308,000
Inventory	229,000	1,832,000
Prepaid Expenses	4,000	230,000
Total assets	$461,000	$2,370,000

Accounts Payable	$1,000	$1,232,000
Accrued Expenses	4,000	6,000
Total Liabilities	$5,000	$1,238,000

On January 9, 2006, the Company announced it had taken steps to liquidate its M-Wave DBS, Inc (DBS) assets it previously acquired in February 2005. In connection with that activity, the Company announced that it had terminated all but its logistics and warehousing DBS personnel and discontinued current operations. Moreover, it stated that Jason Cohen, its former divisional president, terminated, by mutual agreement with the Company, his employment contract.

The Company is actively pursuing collections on outstanding accounts receivable from its former DBS customers and is in the process of executing its strategic plans to liquidate the DBS inventory. The inventory liquidation strategy includes the aforementioned consulting agreement and a process whereby management believes the Company can successfully return certain product to the vendors. The carrying value of DBS inventory had been reduced by approximately $700,000 as of December 31, 2005 to adjust to estimated net realizable value as described above. During the second quarter of 2006, the Company estimated that its net realizable value had increased, and booked a $225,000 reduction to the inventory reserve. The Company also settled all of its remaining obligations to DBS inventory suppliers for nominal value. Based on these vendor settlements, the Company recorded approximately $324,000 in vendor debt forgiveness during the second quarter of 2006, which are included in the results from discontinued operations.

The net loss from discontinued operations for the three and six months ended June 30, 2006 and 2005 are as follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2006	2005	2006	2005

Net sales	$256,000	$1,004,000	$831,000	$1,067,000
Cost of goods sold	322,000	922,000	1,090,000	926,000
Gross (loss) profit	(66,000)	82,000	(259,000)	141,000
Other income (expenses)	185,000	(485,000)	124,000	(631,000)
Income (loss) from discontinued operations	$119,000	$(403,000)	$(135,000)	$(490,000)

Contents

The income/loss from discontinued operations resulted in a decrease to the basic and diluted loss per common share of approximately $0.02 for the three months ended June 30, 2006 and an increase to the basic and diluted loss per share of $0.07 for the three months ended June 30, 2005. The loss from discontinued operations resulted in an increase to the basic and diluted loss per common share of approximately $0.02 and $0.08 for the six months ended June 30, 2006 and 2005 respectively.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a value added service provider of high performance printed circuit boards used in a variety of digital and high frequency communications applications for a variety of telecommunications and industrial electronics applications. We satisfy our customers’ requirements for telecommunications and industrial electronics printed circuit boards, either rigid, flexible or bonded, by directly booking orders, supervising and inspecting outsourced manufacture of such boards through our global base of production partners located in China and Southeast Asia, and domestically, through pre-screened production partners.

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

Contents

We market our products through regional sales managers supported by independent sales organizations. Our base of approximately 50 customers represents a highly sophisticated group of purchasers.

In 2005, we extended our product lines to include custom or engineered electronic products and certain commodities sourced from Asia on behalf of existing accounts. These products are procured on a pan-Asian basis and cover a broad range of components that include LED’s, wire bonding services, harnesses, extruded housing products, plastics, metals, assemblies, and other customer specific products. This effort has been geared toward diversifying and increasing our overall margins. Initially, we solicited existing customers, but we also intend to solicit new accounts. Our niche focuses in a higher mix of products at lower volumes that larger scale distributors or brokers fail to address. Our customers tend to be smaller middle market companies though midsize firms with little presence or capability in Asia that elect us as their procurement partners.

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

Net Sales

Net sales were approximately $2,287,000 for the quarter ended June 30, 2006, a decrease of approximately $3,515,000 or 60.6% from the second quarter of 2005. The sales within our RF business was the primary factor in the sales decline, with RF sales down approximately $3,574,000 during the second quarter of 2006 compared to the second quarter of 2005 due to the sale of the RF business in October 2005. The decrease in sales of the digital products of approximately $174,000 was the result of prior year sales to two former customers that were winding down programs. Prior year revenues for these two former customers were approximately $396,000 in the second quarter of 2005. Sales to our remaining customer base increased by approximately $222,000 during the second quarter of 2006, or approximately 14% above prior year sales levels in the second quarter, with stronger sales reported across the board of our digital product line. Other revenues for the second quarter of 2006 were approximately $233,000 above other revenues recorded in the second quarter of 2005. Primary drivers in the increase were VAP commissions of approximately $83,000 and non-PCB revenues of approximately $95,000 that were recorded in the second quarter of 2006. Pursuant to our sale of the RF product line in October 2005, we receive commissions on shipments made to these customers in 2006 as we continue to assist in the transition of these customers.

Contents

The non-PCB sales recorded in the second quarter were the result of our ongoing efforts to effectively grow our core business into other products that we initiated during the latter half of 2005. We continue to focus our efforts on growing our core business and customer base, primarily by concentrating efforts on expanding our customer base within our digital product line. In addition, we are expanding our global sourcing efforts beyond printed circuit boards into other product lines such as extrusions, wire harnesses, castings, spinning’s, etc. Sourcing of these additional product lines, initially to our existing customer base, we believe will improve our operating results by providing increased profits on these products than we experienced with our former RF product line.

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the second quarter of 2006 was approximately $603,000, or 26.4% of net sales, compared to a gross profit of approximately $1,194,000, or 20.5% of net sales, for the second quarter of 2005. The sale of our RF business in October 2005 was the primary factor in the decline in gross profit dollars, and increase in our gross profit margins, as the RF business typically represented higher volume, lower margin mix when compared to the digital product line. Margins within our digital product line decreased by approximately 2% over the prior year due to digital sales in the prior year to our two former customers where we experienced higher than normal margins as their programs were winding down during the first half of 2005.

Operating Expenses

General and administrative expenses were approximately $1,035,000 or 45.3% of net sales in the second quarter of 2006 compared to approximately $1,057,000 or 18.2% of net sales in the second quarter of 2005, a decrease of approximately $22,000.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the second quarter of 2005, payroll related expenses decreased $91,000 due to lower headcount and salary reductions taken in the fourth quarter of 2005. Professional services, which include legal, auditing, and consulting fees, decreased approximately $48,000 in 2006 compared to prior year expenses. Non-recurring charges were approximately $284,000 in the second quarter of 2006 compared to approximately $13,000 during the second quarter of 2005, an increase of approximately $271,000. These expenses include fees related to our successful appeal of our Nasdaq de-listing, fees paid to our Special Committee, professional fees related to fairness opinions, and legal fees related to corporate development activity as we continue to review strategic options including the sale or merger of all or part of the Company as described in previous filings. Public company related costs such as investor relations and Sarbanes-Oxley expenses were approximately $69,000 in the second quarter of 2006 compared to approximately $96,000 during the second quarter of 2005, a decrease of approximately $27,000 during the second quarter of 2006. We recorded stock compensation expenses during the second quarter of 2006 of approximately $121,000 compared to $0 for the second quarter of 2005 related to Board of Director and employee stock option grants as required by the new SFAS123R reporting requirements. Other operating expenses decreased approximately $248,000 during the second quarter of 2006 compared to the second quarter of 2005 primarily due to lower operating costs at our new Franklin Park facility.

Contents

Selling and marketing expenses were approximately $191,000 or 8.4% of net sales in the second quarter of 2006 compared to approximately $245,000 or 4.2% of net sales in the second quarter of 2005. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the second quarter of 2006, commission paid to independent sales organizations decreased approximately $50,000; payroll-related expenses decreased approximately $12,000 due to headcount and pay reductions. Costs related to our Singapore office increased approximately $9,000 during the second quarter related to increased staffing levels and operational costs of the office that was established during the prior year. Other sales expenses, including travel related expenses decreased approximately $1,000 in the second quarter of 2006 versus 2005.

Operating Loss

Operating loss from continuing operations was approximately $624,000 in the second quarter of 2006 compared to an operating loss of approximately $108,000 in the second quarter of 2005. The increase in operating loss of approximately $516,000 was primarily related to lower gross profit resulting from the sale of our RF product line in October 2005 of approximately $591,000 combined with non-recurring expenses of approximately $271,000 as described above.

Interest Income

We recorded no interest income during the second quarter of 2006. Interest income of approximately $2,000 was recorded in the second quarter of 2005 related to income received on our interest bearing bank accounts.

Interest Expense

There was no interest expense in the second quarter of 2006, compared to approximately $171,000 in the second quarter of 2005. Primary factor in the decrease in interest expense related to our conversion of our debt to equity in March 2006. Included in prior year interest expense was $77,000 in non-cash interest expense recorded in the second quarter of 2005. The 2005 expenses are related to the amortization on warrants issued to Silicon Valley Bank for approximately $12,000 related to the financing agreement, and approximately $65,000 related to the issuance of long-term debt during the second quarter of 2005 by M.A.G. Capital, LLC.

Contents

Other Income

The Company did not record any other income/expense in the second quarter of 2006 or 2005.

Income Taxes

During the second quarter of 2006 and 2005, the Company recorded no income tax expense.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Net Sales

Net sales were approximately $4,579,000 for the six months ended June 30, 2006, a decrease of approximately $5,944,000 or 56.5% from the first six months of 2005. The sales within of our RF business was the primary factor in the sales decline, with RF sales down approximately $5,797,000 in the six months of 2006 versus six months of 2005 due to the sale of the RF business in October 2005. The decrease in sales of the digital products of approximately $497,000 was the result of prior year sales to two former customers that were winding down programs. Prior year revenues for these two former customers were approximately $1,313,000 in the first six months of 2005. Sales to our remaining customer base increased by approximately $816,000 during the first six months of 2006, or approximately 27% above prior year sales levels with these remaining customers, with stronger sales reported across the board of our digital product line. Other revenues for the first six months of 2006 were approximately $350,000 above other revenues recorded in the first six months of 2005. Primary drivers in the increase were VAP commissions of approximately $157,000 and non-PCB revenues of approximately $99,000. Pursuant to our sale of the RF product line in October 2005, we receive commissions on shipments made to these customers in 2006 as we continue to assist in the transition of these customers.

The non-PCB sales recorded in the first six months of 2006 were the result of our ongoing efforts to effectively grow our core business into other products that we initiated during the latter half of 2005.

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the first six months of 2006 was approximately $1,204,000, or 26.3% of Net Sales, compared to a gross profit of approximately $2,202,000, or 20.9% of Net Sales, for the first six months of 2005. The sale of our RF business in October 2005 was the primary factor in the decline in gross profit dollars, and increase in our profit margins, as the RF business typically represented higher volume, lower margin mix when compared to the digital product line.

Contents

Operating Expenses

General and administrative expenses were approximately $2,613,000 or 57.0% of net sales in the first six months of 2006 compared to approximately $2,012,000 or 19.1% of net sales in the first six months of 2005, an increase of approximately $601,000.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the first six months of 2005, payroll related expenses decreased $214,000 due to lower headcount and salary reductions taken in the fourth quarter of 2005. Professional services, which include legal, auditing, and consulting fees, decreased approximately $110,000 in 2006 compared to prior year expenses. Non-recurring charges were approximately $668,000 for the first six months of 2006 compared to approximately $65,000 for the first six months of 2005, an increase of approximately $603,000. These expenses include fees related to our successful appeal of our Nasdaq de-listing, fees paid to our Special Committee, professional fees related to fairness opinions on potential transactions, and legal fees related to continued corporate development activity as we continue to explore various strategic options, including the sale or merger of all or part of the Company as described in previous filings. Public related costs such as investor relations and Sarbanes-Oxley expenses were approximately $168,000 for the first six months of 2006 compared to approximately $175,000 for the first six months of 2005, a decrease of approximately $7,000. We recorded stock compensation expenses during the first six months of 2006 of approximately $690,000 compared to $0 for the first six months of 2005. Approximately $453,000 of stock compensation was related to Board of Director and employee stock option grants as required by the new SFAS123R reporting requirements, while the remaining $237,000 in stock compensation expense was related to the re-pricing of previously issued warrants on debt issued to MAG Capital, LLC when we converted our debt to equity earlier in 2006. Other expenses decreased approximately $361,000 during the first six months of 2006 primarily related to reduced operating costs for our new Franklin Park facility.

Selling and marketing expenses were approximately $397,000 or 8.7% of net sales in the first six months of 2006 compared to approximately $530,000 or 5.0% of net sales in the first six months of 2005. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the first six months of 2005, commission paid to independent sales organizations decreased approximately $83,000; payroll-related expenses decreased approximately $80,000 due to headcount and pay reductions. Costs related to our Singapore office increased approximately $39,000 during the first six months of 2006 related to the full year impact of additional support staff as well as the full year impact of operational costs of the office that was established during the prior year. Travel related expenses decreased approximately $9,000 in the first six months of 2006 versus 2005.

Contents

Operating Loss

Operating loss from continuing operations was approximately $1,805,000 in the first six months of 2006 compared to an operating loss of approximately $339,000 in the first six months of 2005. Primary factors to the increased operating loss include the following; reduction of sales and gross profit dollars pursuant to the sale of our RF product line in October 2005; non-recurring costs related to corporate development and stock compensation increased by approximately $603,000 and $690,000 in the first six months of 2006 respectively compared to the prior period as discussed in the operating expense section above.

Interest Income

We recorded no interest income during the first six months of 2006. Interest income of approximately $6,000 was recorded in the first six months of 2005 related to income received on our interest bearing bank accounts.

Interest Expense

Interest expense was approximately $404,000 in the first six months of 2006, primarily related to the financing costs with Mercator versus approximately $236,000 in 2005 paid to Silicon Valley Bank. The Company recorded non-cash interest expense of approximately $357,000 in the first six months of 2006 related to expensing of the unamortized portion of Long Term Debt due to the conversion to equity compared to $98,000 in the first six months of 2005. The 2005 expenses are related to the amortization on warrants to Silicon Valley Bank for approximately $24,000 related to the financing agreement, and approximately $74,000 related to the Mercator issuance of long-term debt.

Other Income

The Company did not record any other income/expense in the first six months of 2006 or 2005.

Contents

Income Taxes

During the first six months of 2006 and 2005, the Company recorded no income tax expense.

Liquidity and Capital Resources

Net cash used by operations was approximately $950,000 for the first six months of 2006 compared to approximately $3,099,000 used by operations for the first six months of 2005.

Accounts Receivable decreased approximately $133,000 due to reduced sales levels. Inventories decreased approximately $1,588,000 related to decreased activity in “RF” and DBS businesses. Accounts Payable decreased approximately $1,019,000 primarily due to the decreased activity in “RF” and DBS businesses.

Net cash provided by investing activities was approximately $25,000 reflecting the sale of equipment and repayment of notes receivable for the first three months of 2006 compared to investing activities used in 2005 of approximately $1,800,000. Capital expenditures were approximately $21,000 in the first six months of 2006 compared to approximately $115,000 in the first six months of 2005. Prior year activity was primarily related to the acquisition of the Jayco business in February 2005.

Net cash provided by financing activities was approximately $2,171,000 related to the refinancing by the Mercator Groups. Net cash provided by financing activities in 2005 was approximately $4,248,000 related to the issuance of long-term debt of $2,400,000 and increases in our credit facility of approximately $1,848,000 during the six months of 2005.

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

Our ability to fund working capital will depend on our future performance, which is subject to general economic conditions, financial conditions, our customers, actions of our domestic and international competitors, and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon our ability to effectively manage our expenses in relation to revenues, and our ability to access external sources of financing.

Contents

The Company incurred substantial non-recurring expenses during the first six months of 2006 related to special committee fees, professional fees, legal, audit and cost for merger and acquisition activity as detailed in the above comments. These costs are anticipated to continue until an appropriate strategic option can be successfully implemented. We believe the funding received in the first quarter is adequate to cover additional non-recurring costs anticipated through the remainder of the year.

Based upon the current level of operations and anticipated growth, restructuring of its business focusing on higher margin product lines, placement of equity and debt financing during the past year, we believe that future cash flows from operations will be adequate to meet our anticipated liquidity requirements through the next fiscal year.

Inflation

Management believes inflation has not had a material effect on the Company’s operations or on its financial position. However, expected supplier price increases averaging approximately 4% may have a material effect on the Company’s operations and financial position in the remainder of 2006, if the Company is unable to pass through those increases under its present contracts.

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

Contents

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

Contents

(b) Changes in internal controls. There was no change in the Company's internal control over financial reporting during the three and six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

 Part II - Other Information

Item 1: Legal proceedings
In July 2006, the Company received notice of a complaint filed in relation to a potential patent infringement relating to one item that the DBS division purchased during 2005 and sold under its liquidation in 2006. The Company believes that the claim is without merit and the outcome is not expected to have a material adverse effect on the financial position or results of operations of the Company.

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

M~WAVE, Inc.

Date: August 11, 2006	/s/ Jeff Figlewicz
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

Contents

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

Contents

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

Contents

(9)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed February 2, 2006

(10)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed March 7, 2006

(11)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed February 13, 2006