Form 10QSB
period 2006-09-30
M WAVE INC
filed 2006-11-13
CIK 883842

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006	Commission File No. 0-19944

M~WAVE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3809819
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer identification No.)

11533 Franklin Ave. Franklin Park, Illinois	60131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(630) 562-5550

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

The registrant has 7,052,601 shares of common stock outstanding at November 10, 2006.

M-WAVE, INC.

Contents

Part I - Financial Information
Item 1 - Financial Statements

M-Wave, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,848,122	$247,731
Accounts receivable, net of allowance for doubtful accounts, 2006- $135,000: 2005- $168,000	$1,138,302	$1,061,443
Inventories, net	$1,036,192	$2,191,013
Prepaid expenses and other assets	$216,428	$336,386
Note receivable, net	$27,335	$88,833
Total current assets	$4,266,379	$3,925,406
EQUIPMENT:
Equipment	$364,156	$392,708
Less accumulated depreciation	($119,194)	($81,317)
Equipment, net	$244,962	$311,391
Land held for sale	$0	$177,238
TOTAL	$4,511,341	$4,414,035

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,743,605	$2,430,304
Accrued expenses	$262,382	$343,732
Note payable	$0	$1,599,208
Total current liabilities	$2,005,987	$4,373,244

COMMITTMENTS AND CONTINGENCIES

LONG-TERM DEBT, net of unamortized discount 2006-$0: 2005-$356,787	$0	$2,043,213
COMMON STOCK WARRANTS	$0	$239,017

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $100 par value; Series A authorized, 30,000 shares; issued and outstanding: 2006 and 2005: 12,500 shares	$656,800	$656,800
Series B authorized, 70,000 shares; issued and outstanding: 2006-64,648 shares: 2005-0 shares	$6,342,797	$0
Common stock, $.005 par value; authorized, 20,000,000 shares; issued and outstanding 2006: 7,052,601 shares; 2005 : 6,202,601 shares	$43,942	$39,692
Additional paid-in capital	$14,071,394	$12,558,653
Accumulated deficit	($16,324,409)	($13,211,414)
Treasury stock, at cost, 2006 and 2005: 1,735,815 shares	($2,285,170)	($2,285,170)
Total stockholders' equity (deficit)	$2,505,354	($2,241,439)
TOTAL	$4,511,341	$4,414,035

See notes to consolidated financial statements

Contents

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30
	2006	2005

NET SALES	$2,597,939	$3,589,809
COST OF GOODS SOLD	2,006,869	2,871,100
Gross profit	591,070	718,709

OPERATING EXPENSES:
General and administrative	649,691	1,339,936
Selling and marketing	188,308	236,173
Total operating expenses	837,999	1,576,109

Operating loss from continuing operations	(246,929)	(857,400)

OTHER INCOME (EXPENSE):
Interest income	0	308
Interest expense	(10,165)	(162,742)
Impairment of investment in available for sale securities	0	(150,000)
Total other income (expense)	(10,165)	(312,434)

LOSS FROM CONTINUING OPERATIONS	(257,094)	(1,169,834)

Income tax expense	0	71,328

Loss from continuing operations	($257,094)	($1,241,162)
DISCONTINUED OPERATIONS (Note 11)
Loss from discontinued operations, net of tax	($276,131)	($387,585)

Net loss	($533,225)	($1,628,747)

Preferred stock dividends	($83,504)	$0

Net loss attributable to common shareholders	($616,729)	($1,628,747)

BASIC AND DILUTED LOSS PER COMMON SHARE
Continuing operations	$(0.06)	$(0.20)
Discontinued operations	(0.04)	(0.06)
	$(0.10)	$(0.26)
Weighted average shares outstanding	6,211,840	6,201,690

See notes to consolidated financial statements

Contents

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended September 30
	2006	2005

NET SALES	$7,176,776	$14,112,653
COST OF GOODS SOLD	5,380,916	11,192,210
Gross profit	1,795,860	2,920,443

OPERATING EXPENSES:
General and administrative	3,262,220	3,351,501
Selling and marketing	585,229	765,682
Total operating expenses	3,847,449	4,117,183

Operating loss from continuing operations	(2,051,589)	(1,196,740)

OTHER INCOME (EXPENSE):
Interest income	0	6,510
Interest expense	(414,012)	(399,177)
Impairment of investment in available for sale securities	0	(150,000)
Total other income (expense)	(414,012)	(542,667)

LOSS FROM CONTINUING OPERATIONS	(2,465,601)	(1,739,407)

Income tax expense	0	71,328

Loss from continuing operations	($2,465,601)	($1,810,735)
DISCONTINUED OPERATIONS (Note 11)
Loss from discontinued operations, net of tax	($411,451)	($877,675)

Net loss	($2,877,052)	($2,688,410)

Preferred stock dividends	($235,943)	$0

Net loss attributable to common shareholders	($3,112,995)	($2,688,410)

BASIC AND DILUTED LOSS PER COMMON SHARE
Continuing operations	$(0.43)	$(0.29)
Discontinued operations	(0.07)	(0.15)
	$(0.50)	$(0.44)
Weighted average shares outstanding	6,205,715	5,985,344

See notes to consolidated financial statements

Contents

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2006	2005
OPERATING ACTIVITIES:
Net loss	($2,877,052)	($2,688,410)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on disposal of property, plant, and equipment	31,405	110,000
Depreciation	58,710	68,148
Amortization of intangible assets	0	17,500
Amortization of discount on note payable, bank	0	36,414
Amortization of discount on long-term debt	356,787	114,904
Trade debt forgiveness	(323,772)	0
Stock compensation recognized on options and warrants	755,967	12,000
Provision for inventory at net realizable value	120,000	0
Fair value adjustment to common stock warrants	(4,993)	0
Impairment of investment of available for sale securities	0	150,000
Changes in assets and liabilities, net of effects of acquired business:
Accounts receivable	(76,859)	708,688
Inventories	1,034,821	(1,273,868)
Prepaid expenses and other assets	119,958	(413,030)
Accounts payable	(362,927)	565,639
Accrued expenses	(40,244)	1,781
Net cash flows used in operating activities	(1,208,199)	(2,590,234)

INVESTING ACTIVITIES:
Purchase of equipment	(21,448)	(140,735)
Proceeds from sale of property, plant and equipment	154,494	0
Repayments on note receivable	61,498	0
Acquisition of business	0	(1,718,472)
Net cash flows provided by (used in) investing activities	194,544	(1,859,207)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	527,000	0
Net borrowings on note payable, bank	0	732,052
Proceeds from preferred stock issuance	1,777,989	3,150
Payment of preferred dividends	(235,943)	0
Borrowings on long-term debt from stockholders	545,000	2,400,000
Net cash flows provided by financing activities	2,614,046	3,135,202

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,600,391	(1,314,239)
CASH AND CASH EQUIVALENTS:
Beginning of period	247,731	1,321,445
End of period	$1,848,122	$7,206

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of common stock warrants to stockholders' equity	$290,494	$0
Conversion of long-term debt to stockholders' equity	4,564,808	0
Accrued interest added to note payable balance	20,601	0
Stock warrants issued as discount on long-term debt and note payable	0	515,480

Acquisition of Jayco Ventures, Inc:
Purchase price:
Cash purchase price	$0	$1,360,000
Acquisition costs paid	0	358,472
	$0	$1,718,472

Assets acquired and liabilities assumed:
Working Capital	$0	$700,000
Property and equipment	0	100,000
Goodwill	0	858,472
Intangible assets	0	60,000
	$0	$1,718,472

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

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

2. Realization of Assets

On August 25, 2006, the Company entered into an Agreement to sell its real property located at 544 Pine Street, Bensenville, Illinois for the purchase price of $170,000. The Company received proceeds of approximately $150,000, net of fees and closing costs.

3. Inventories

Inventory is carried at the lower of cost (first-in, first-out) or market. Substantially all the Company’s inventories are in finished goods held for sales to customers supported by annual forecasts, firm purchase orders or contracts.

Contents

4. Business Product Lines

Sales by product line for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Digital	$2,295,876	$1,571,175	$6,080,061	$5,851,918
RF	0	1,960,589	275,932	8,033,760
Non PCB	141,787	0	241,022	0
Other	160,276	58,045	579,761	226,975
Total sales	$2,597,939	$3,589,809	$7,176,776	$14,112,653

Sales within the digital product line include ten key customers, which represented approximately 88% of sales in the third quarter of 2006 versus approximately 79% of sales in the third quarter of 2005. Sales within the Company’s top ten digital customers for the third quarter of 2006 were approximately 63% above their sales levels during the third quarter of 2005. Year to date sales for these key customers represented approximately 88% of sales versus approximately 60% of year to date sales in 2005. Prior year sales included sales to two former customers that were in the process of winding down programs during the first half of 2005. These sales represented approximately 23% of prior year to date sales. Year to date sales for the Company’s top ten digital customers were up 53% compared to prior year to date sales.

On October 21, 2005, the Company sold its radio frequency (“RF”) customer list to American Standard Circuits (“ASC”). The Company follows the provisions of SFAS 144 to identify and account for discontinued operations. In accordance with SFAS 144, these activities do not constitute a discontinued operation, primarily because discreet financial information is not available or reasonably determinable for this division of the business. Upon the sale of the RF customer list, the Company’s continuing operations consisted primarily of the digital product line.

Non printed circuit board (“Non PCB”) sales represent sales of new products, other than printed circuit boards, to the Company’s existing digital customer base. Other sales primarily represent tooling charges billed to customers for either new products or existing products that have gone through a revision, and commission revenues billed per our October 2005 agreement with ASC, pursuant to which the Company sold its RF product line but continues to assist ASC in transitioning the RF customers throughout 2006. The Company receives a commission on sales made by ASC until December 31, 2006.

The loss of, or a substantial reduction in the orders from, the Company’s major customers could have a material effect on the financial statements.

Contents

5. Debt

On March 1, 2006 the Company entered into an agreement with M.A.G. Capital, LLC to convert its debt of approximately $4,565,000 into approximately 45,648 shares of Series B Convertible Preferred Stock.

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

Contents

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

Contents

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

The Series B stock is non-voting and is entitled to receive monthly dividends at an annual rate of 15%, subject to reduction to 9% after the Registration Statement is declared effective by the Securities and Exchange Commission. The Company is to use its best efforts to file a registration statement covering the shares of common stock underlying the Series B Convertible Preferred Stock (the “Conversion Shares”), the shares of common stock underlying the Warrants (the “Warrant Shares”), and the shares of common stock underlying the Series A Preferred Stock issued by the Company to the Purchasers on June 17, 2004. Mercator waived their dividend payments for the months of May, June, August, and September 2006. For the period ended September 30, 2006, the Company paid dividends on the Series B shares in the amount of approximately $236,000 for the months March, April, and July 2006.

During the first nine months of 2006, Mercator did not convert any shares of their preferred stock into common shares. As of September 30, 2006 there are 12,500 Series A preferred shares outstanding and 64,648 Series B preferred shares outstanding.

Potentially dilutive common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares, and the exercise of common stock options and warrants for all periods. For all periods ended September 30, 2006 and 2005, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net losses for each period. Below is a tabulation of the potentially dilutive securities:

	3 months ended September 30,		9 months ended September 30,
	2006	2005	2006	2005
Weighted average shares outstanding	6,211,840	6,201,690	6,205,715	5,985,344
Options in the money, net	174,759	117,771	192,382	162,807
Warrants in the money, net	387,443	2,525	411,034	17,584
Preferred shares convertible to Common	8,183,291	1,275,510	8,183,291	1,275,510
Total Outstanding and Potentially
Dilutive shares	14,957,333	7,597,496	14,992,422	7,441,245

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

The warrants to purchase a combined 601,449 shares had been previously recorded as a liability at the fair value of the warrants issued to M.A.G. Capital, LLC in conjunction with the promissory notes. At December 31, 2005, the fair value of these warrants was determined to be approximately $239,000. In accordance with SFAS 133 guidance, the Company is required to adjust the fair value of the warrants at each reporting period. For the nine months ended September 30, 2006, the Company reduced interest expense by approximately $5,000 for the reduction in the warrants fair value.

On March 31, 2006, the Company received a waiver from M.A.G. Capital, LLC on all penalties and fees associated with the Company’s failure to register the warrant shares. As a result, the Company reclassified the value of these warrants from liabilities to equity.

On February 28, 2006, the Company re-priced all of their warrants issued to M.A.G. Capital, LLC and related entities. A total of 2,131,449 warrants were re-priced from between $1.02 and $1.27 per share to $0.62 per share, one cent above the closing market price on that date. The Company recorded approximately $286,000 of stock compensation expense during 2006 related to the re-pricing of these warrants. The fair value of the re-pricing was determined using the Black Scholes option pricing model.

During the third quarter of 2006, the Company’s Board of Directors amended the Purchaser’s maximum ownership percentage of the Company’s outstanding Common Stock from 9.99% to 19.99%. On September 29, 2006, M.A.G. Capital, LLC, exercised 850,000 of their warrants. The Company received proceeds of approximately $527,000. As of September 30, 2006, M.A.G. Capital, LLC still held 1,281,449 warrants.

7. Litigation

Contents

The Company is not a party to any litigation whose outcome is expected to have a material adverse effect on the financial position or results of operations of the Company.

8. Adoption of Accounting Standard and Share-Based Compensation

Under M-Wave’s share-based long-term incentive compensation plans (“incentive plans”) M-Wave grants non-qualified stock options to certain employees.

Shares available for future issuance to M-Wave’s employees under existing plans were 139,111 shares at September 30, 2006.

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

The Company recognized share-based compensation expense of approximately $18,000 and $471,000 in general and administrative expenses in the statement of operations for the three and nine months ended September 30, 2006 respectively. Basic and diluted earnings per share for the three and nine months ended September 30, 2006 would have been a loss of $0.10 per share and $0.43 per share, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of a loss of $0.10per share and $0.50 per share, respectively.

Contents

The following table shows the effect on net income for the three and nine months ended September 30, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”:

	Period
	Ended September 30, 2005
	3 Months	9 Months
Net loss, as reported	($1,628,747)	($2,688,410)
Add: Total share-based employee compensation included in reported net income, net of taxes	0	0
Less: Total share-based employee compensation determined under fair-value based method for all awards, net of taxes	(291,233)	(361,996)

Pro forma net loss	($1,919,980)	($3,050,406)

Earnings per share as reported for basic and diluted was a loss of $0.26 per share for the three months ended September 30, 2005 and $0.45 per share for the nine months ended September 30, 2005. Pro forma Earnings per share for basic and diluted was a loss of $0.31 per share for the three months ended September 30, 2005 and $0.51 per share for the nine months ended September 30, 2005.

As of September 30, 2006, there was approximately $95,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 7.20 months.

The fair value of M-Wave stock options was estimated at the date of grant using the Black-Scholes-Merton option-valuation model. The Company did not grant any options during the second or third quarter of 2006. The table below outlines the weighted average assumptions for options granted during the three and nine months ended September 30, 2006 and 2005:

Contents

	3 months ended September 30,		9 months ended September 30,
	2006	2005	2006	2005
Weighted Average Assumptions:
Risk-free interest rate	0.00%	4.09%	4.50%	4.03%
Expected term (in years)	0.0	5.0	5.0	5.0
Expected volatility	0.0%	292.8%	275.5%	295.3%
Expected dividend yield	0%	0%	0%	0%
Fair value	$0.00	$0.98	$0.62	$1.02

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

The following table summarizes M-Wave option activity for employees during the nine months ended September 30, 2006:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractural Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,199,517	$1.14
Granted	665,323	0.68
Exercised	-	0
Forfeited or expired	(27,650)	7.61
Outstanding at September, 2006	1,837,190	$0.88	3.07	$16,200

Exercisable at September 30, 2006	1,781,217	$0.87	3.07	$15,513

The aggregate intrinsic value in the table above is before income taxes, based on M-Wave’s closing stock price of $0.66 as of the last business day of the period ended September 30, 2006.

Contents

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

The purchase price was allocated to the assets acquired and liabilities assumed as of September 30, 2005, was as follows:

Working Capital	$700,000
Property and Equipment	100,000
Intangible assets	60,000
Goodwill	858,472
$1,718,472

Accounts receivable and inventories were recorded at the net realizable value. Equipment was recorded at an appraised value and was to be depreciated over an economic useful life of five years. Intangible assets consisted primarily of patents and customer lists which were recorded based on an appraised value and were to be amortized over an economic useful life of two years. Goodwill represents the excess of purchase price over the assets acquired of approximately $500,000, plus additional acquisition costs incurred by the Company for professional fees and the assumption of liabilities specific to key suppliers of approximately $358,000. The total purchase price as previously reported as of December 31, 2005 was approximately $1,718,000.

Contents

After attempts to finance and establish the business through July 2005, the Company determined the assets and business could not be re-established, and in December 2005 determined to discontinue M-Wave DBS, Inc., formerly reported as the DBS segment. In connection with that change, substantially all employees of DBS were terminated in December 2005, and the remaining assets located in warehouses in California and Florida were moved to the Company’s Franklin Park location until the inventory will be completely liquidated.

M-Wave DBS, Inc. operated as a wholly owned Illinois subsidiary. The Company's remaining core business continues to be printed circuit board and related custom component business is known informally as M-Wave EMG [Electro-Mechanical Group]. Concurrently, Robert Duke serves as President-EMG division.

The Company follows the provisions of SFAS 144 to identify and account for discontinued operations. The Company carries assets and liabilities related to its discontinued DBS operations on its balance sheet as they continue efforts to liquidate these assets and satisfy these liabilities in an orderly manner. These assets are carried at their net book value which approximates its estimated net realizable value less estimated costs to sell these assets, and are included with assets from continuing operations in the accompany consolidated balance sheet. These liabilities are carried at their net book value which approximates the full amount of consideration necessary to settle these obligations. The approximate carrying value of these assets and liabilities at September 30, 2006 and December 31, 2005 is below:

	2006	2005
Accounts Receivable	$76,000	$308,000
Inventory	169,000	1,832,000
Prepaid Expenses	4,000	230,000
Total assets	$249,000	$2,370,000

Accounts Payable	$0	$1,232,000
Accrued Expenses	0	6,000
Total Liabilities	$0	$1,238,000

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

The Company is actively pursuing collections on outstanding accounts receivable from its former DBS customers and is in the process of executing its strategic plans to liquidate the DBS inventory. The Company entered into an agreement in October 2006 to complete the liquidation of all remaining inventory by the end of the year at a selling price which approximates the current carrying vale of approximately $169,000 at September 30, 2006. The Company also settled all of its remaining obligations to DBS inventory suppliers for nominal value. Based on these vendor settlements, the Company recorded approximately $324,000 in vendor debt forgiveness during the second quarter of 2006, which are included in the results from discontinued operations.

Contents

The net loss from discontinued operations for the three and nine months ended September 30, 2006 and 2005 are as follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2006	2005	2006	2005

Net sales	$67,000	$1,393,000	$1,071,000	$2,460,000
Cost of goods sold	269,000	1,250,000	1,532,000	2,176,000
Gross (loss)/profit	(202,000)	143,000	(461,000)	284,000
Operating income/(expenses)	(74,000)	(531,000)	50,000	(1,162,000)
Income/(loss) from Discontinued operations	$(276,000)	$(388,000)	$(411,000)	$(878,000)

The loss from discontinued operations resulted in an increase to the basic and diluted loss per common share of approximately $0.04 and $0.06 for the three months ended September 30, 2006 and 2005. The loss from discontinued operations resulted in an increase to the basic and diluted loss per common share of approximately $0.07 and $0.15 for the nine months ended September 30, 2006 and 2005 respectively.

12. New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 developed a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company's fiscal year ending December 31, 2007. Management has not yet determined the impact that adoption will have on the Company’s financial statements.

Contents

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The requirements of SFAS 157 are effective for the Company's fiscal year ending December 31, 2008. The Company does not believe the adoption of SFAS 157 will have a material effect on its financial statements.

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

RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Net Sales

Net sales were approximately $2,598,000 for the quarter ended September 30, 2006 versus approximately $3,590,000 during the third quarter of 2005, a decrease of approximately $992,000 or 27.6%. The sales within our RF business was the primary factor in the sales decline, with RF sales down approximately $1,961,000 during the third quarter of 2006 compared to the third quarter of 2005 due to the sale of the RF business in October 2005. Sales within our digital product line increased approximately $725,000 during the third quarter of 2006, an increase of approximately 46% of prior year third quarter sales with stronger sales reported across all of our top digital customers. Sales within our non-PCB product line were approximately $142,000 above revenues for the third quarter of 2005 due to the introduction of the non-PCB products into our business at the end of 2005. As this line grows, we expect to achieve long-term revenues to approach those currently experienced within our digital product line. Other revenues for the third quarter of 2006 were approximately $102,000 above other revenues recorded in the third quarter of 2005. Primary drivers in the increase were VAP commissions of approximately $38,000 and tooling revenues that were approximately $60,000 above the third quarter of 2005. Pursuant to our sale of the RF product line in October 2005, we receive commissions on shipments made to these customers in 2006 as we continue to assist in the transition of these customers.

The non-PCB sales recorded in the third quarter were the result of our ongoing efforts to effectively grow our core business into other products that we initiated during the latter half of 2005. We continue to focus our efforts on growing our core business and customer base, primarily by concentrating efforts on expanding our customer base within our digital product line. In addition, we are expanding our global sourcing efforts beyond printed circuit boards into other product lines such as extrusions, wire harnesses, castings, spinning’s, etc. Sourcing of these additional product lines, initially to our existing customer base, we believe will improve our operating results by providing increased profits on these products than we experienced with our former RF product line.

Contents

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the third quarter of 2006 was approximately $591,000, or 22.7% of net sales, compared to a gross profit of approximately $719,000, or 20.0% of net sales, for the third quarter of 2005. The sale of our RF business in October 2005 was the primary factor in the decline in gross profit dollars, and increase in our gross profit margins, as the RF business typically represented higher volume, lower margin mix when compared to the digital product line. Margins within our digital product line decreased by approximately 1.7% over the prior year as we continue to focus sales efforts on our higher margin customers.

Operating Expenses

General and administrative expenses were approximately $650,000 or 25.0% of net sales in the third quarter of 2006 compared to approximately $1,340,000 or 37.3% of net sales in the third quarter of 2005, a decrease of approximately $690,000.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the third quarter of 2005, payroll related expenses decreased approximately $20,000 due to lower headcount and salary reductions taken in the fourth quarter of 2005. Professional services, which include legal, auditing, and consulting fees, decreased approximately $390,000 in 2006 compared to prior year expenses. Charges related to special projects were approximately $32,000 in the third quarter of 2006 compared to approximately $40,000 during the third quarter of 2005, a decrease of approximately $8,000. These expenses include fees related to our successful appeal of our Nasdaq de-listing, fees paid to our Special Committee, professional fees related to fairness opinions, and legal fees related to corporate development activity as we continue to review strategic options including the sale or merger of all or part of the Company as described in previous filings. Public company related costs such as investor relations, Sarbanes-Oxley expenses, and board and committee fees were approximately $59,000 in the third quarter of 2006 compared to approximately $57,000 during the third quarter of 2005, an increase of approximately $2,000 during the third quarter of 2006. We recorded stock compensation expenses during the third quarter of 2006 of approximately $66,000 compared to $0 for the third quarter of 2005 related to Board of Director and employee stock option grants as required by the new SFAS123R reporting requirements. We recorded a loss on the sale of our Bensenville land during the third quarter of 2006 of approximately $7,000. During the third quarter of 2005 we had recorded a loss on the sale of our Bensenville building of approximately $110,000. Other operating expenses decreased approximately $237,000 during the third quarter of 2006 compared to the third quarter of 2005 primarily due to lower operating costs at our new Franklin Park facility.

Contents

Selling and marketing expenses were approximately $188,000 or 7.2% of net sales in the third quarter of 2006 compared to approximately $236,000 or 6.6% of net sales in the third quarter of 2005. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the third quarter of 2006, commission paid to independent sales organizations decreased approximately $35,000; payroll-related expenses decreased approximately $10,000 due to headcount and pay reductions. Costs related to our Singapore office increased approximately $3,000 during the third quarter related to increased staffing levels and operational costs of the office that was established during the prior year. Other sales expenses, including travel related expenses decreased approximately $6,000 in the third quarter of 2006 versus 2005.

Operating Loss

Operating loss from continuing operations was approximately $247,000 in the third quarter of 2006 compared to an operating loss of approximately $857,000 in the third quarter of 2005. The decrease in operating loss of approximately $610,000 was primarily related to lower selling and administrative expenses of approximately $738,000 described above.

Interest Income

We recorded no interest income during the third quarter of 2006 or 2005.

Interest Expense

We recorded approximately $10,000 in interest expense during the third quarter of 2006, compared to approximately $163,000 during the third quarter of 2005. Primary factor in the decrease in interest expense related to our conversion of our debt to equity in March 2006. Included in prior year interest expense was approximately $53,000 in non-cash interest expense recorded in the third quarter of 2005. The 2005 expenses are related to the amortization on warrants issued to Silicon Valley Bank of approximately $12,000 related to the financing agreement, and approximately $41,000 related to the amortization of long-term debt discount during the third quarter of 2005.

Contents

Other Income/Expense

The Company recorded approximately $84,000 in preferred dividend expense during the third quarter of 2006 related to its issuance of Series B preferred stock to M.A.G. Capital, LLC, and its affiliates, in March 2006. We did not record any other income/expense in the third quarter of 2005.

Income Taxes

During the third quarter of 2006 and 2005, the Company recorded no income tax expense.

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Net Sales

Net sales were approximately $7,177,000 for the nine months ended September 30, 2006 versus approximately $14,113,000 during the first nine months of 2005, a decrease of approximately $6,936,000 or 49.1%. The sales within of our RF business was the primary factor in the sales decline, with RF sales down approximately $7,758,000 in the nine months of 2006 versus 2005 due to the sale of the RF business in October 2005. The increase in sales of our digital products was approximately $230,000 during the first nine months of 2006 compared to 2005. In the prior year, we recorded sales to two former customers that were winding down programs. Prior year revenues for these two former customers were approximately $1,345,000 in the first nine months of 2005. Sales to our remaining customer base increased by approximately $1,115,000 during the first nine months of 2006, or approximately 53% above prior year sales levels with these existing customers, with stronger sales reported across the board of our digital product line. Sales within our non-PCB product line were approximately $251,000 for the first nine months of 2006 due to the introduction of these products into our business at the end of 2005. As this line grows, we expect to achieve long-term revenues to approach those currently experienced within our digital product line. Other revenues for the first nine months of 2006 were approximately $353,000 above other revenues recorded in the first nine months of 2005. Primary drivers in the increase were VAP commissions of approximately $193,000 and tooling revenues of approximately $123,000 above prior year levels. Pursuant to our sale of the RF product line in October 2005, we receive commissions on shipments made to these customers in 2006 as we continue to assist in the transition of these customers.

Contents

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the first nine months of 2006 was approximately $1,796,000, or 25.0% of Net Sales, compared to a gross profit of approximately $2,920,000, or 20.7% of Net Sales, for the first nine months of 2005. The sale of our RF business in October 2005 was the primary factor in the decline in gross profit dollars, and increase in our profit margins, as the RF business typically represented higher volume, lower margin mix when compared to the digital product line.

Operating Expenses

General and administrative expenses were approximately $3,262,000 or 45.5% of net sales in the first nine months of 2006 compared to approximately $3,352,000 or 23.7% of net sales in the first nine months of 2005, a decrease of approximately $90,000.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the first nine months of 2005, payroll related expenses decreased $235,000 due to lower headcount and salary reductions taken in the fourth quarter of 2005. Professional services, which include legal, auditing, and consulting fees, decreased approximately $469,000 in 2006 compared to prior year expenses. Charges related to special projects were approximately $700,000 for the first nine months of 2006 compared to approximately $105,000 for the first nine months of 2005, an increase of approximately $595,000. These expenses include fees related to our successful appeal of our Nasdaq de-listing, fees paid to our Special Committee, professional fees related to fairness opinions on potential transactions, and legal fees related to continued corporate development activity as we continue to explore various strategic options, including the sale or merger of all or part of the Company as described in previous filings. Public related costs such as investor relations, Sarbanes-Oxley expenses, and board and committee fees were approximately $227,000 for the first nine months of 2006 compared to approximately $233,000 for the first nine months of 2005, a decrease of approximately $6,000. We recorded stock compensation expenses during the first nine months of 2006 of approximately $755,000 compared to $0 for the first nine months of 2005. Approximately $471,000 of stock compensation was related to Board of Director and employee stock option grants as required by the new SFAS123R reporting requirements, while the remaining $285,000 in stock compensation expense was related to the re-pricing of previously issued warrants on debt issued to MAG Capital, LLC when we converted our debt to equity earlier in 2006. We recorded losses on asset sales during the first nine months of 2006 of approximately $31,000 compared to approximately $110,000 during the first nine months of 2005, a decrease of approximately $69,000. Other expenses decreased approximately $661,000 during the first nine months of 2006 primarily related to reduced operating costs for our new Franklin Park facility.

Contents

Selling and marketing expenses were approximately $585,000 or 8.1% of net sales in the first nine months of 2006 compared to approximately $766,000 or 5.4% of net sales in the first nine months of 2005. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the first six months of 2005, commission paid to independent sales organizations decreased approximately $119,000; payroll-related expenses decreased approximately $89,000 due to headcount and pay reductions. Costs related to our Singapore office increased approximately $41,000 during the first nine months of 2006 related to the full year impact of additional support staff as well as the full year impact of operational costs of the office that was established during the prior year. Travel related expenses decreased approximately $14,000 in the first nine months of 2006 versus 2005.

Operating Loss

Operating loss from continuing operations was approximately $2,052,000 in the first nine months of 2006 compared to an operating loss of approximately $1,197,000 in the first nine months of 2005. Primary factors to the increased operating loss include the following; reduction of sales and gross profit dollars pursuant to the sale of our RF product line in October 2005; special project costs related to corporate development and stock compensation increased by approximately $595,000 and $756,000 in the first nine months of 2006 respectively compared to the prior period as discussed in the operating expense section above.

Interest Income

We recorded no interest income during the first nine months of 2006. Interest income of approximately $7,000 was recorded in the first nine months of 2005 related to income received on our interest bearing bank accounts.

Interest Expense

Interest expense was approximately $414,000 in the first nine months of 2006, primarily related to the financing costs with Mercator versus approximately $399,000 in the first nine months of 2005. The Company recorded non-cash interest expense of approximately $357,000 in the first nine months of 2006 related to expensing of the unamortized portion of Long Term Debt due to the conversion to equity compared to $151,000 in the first nine months of 2005. The 2005 expenses are related to the amortization on warrants to Silicon Valley Bank for approximately $36,000 related to the financing agreement, and approximately $115,000 related to the amortized discount recognized related to our issuance of long-term debt in 2005.

Contents

Other Income/Expense

The Company recorded approximately $236,000 in preferred dividend expense during the first nine months of 2006 related to its issuance of Series B preferred stock to M.A.G. Capital, LLC, and its affiliates in March 2006. We did not record any other income/expense in the first nine months of 2005.

Income Taxes

During the first nine months of 2006 and 2005, the Company recorded no income tax expense.

Liquidity and Capital Resources

Net cash used by operations was approximately $1,208,000 for the first nine months of 2006 compared to approximately $2,590,000 used by operations for the first nine months of 2005.

Accounts Receivable increased approximately $77,000 due to increased sales levels during the third quarter. Inventories decreased approximately $1,155,000 related to decreased activity in “RF” and the ongoing liquidation of DBS inventory. Accounts Payable decreased approximately $363,000 primarily due to the decreased activity in “RF” and DBS businesses.

Net cash provided by investing activities was approximately $195,000 primarily reflecting the sale of our Bensenville land during the third quarter of 2006 for net proceeds of approximately $150,000 and repayment of notes receivable for the first nine months of 2006 of approximately $61,000 compared to investing activities used in 2005 of approximately $1,859,000. Capital expenditures were approximately $21,000 in the first nine months of 2006 compared to approximately $141,000 in the first nine months of 2005. Prior year activity was primarily related to the acquisition of the Jayco business in February 2005 of approximately $1,718,000.

Net cash provided by financing activities was approximately $2,614,000 during the first nine months of 2006, primarily through the issuance of our Series B preferred stock during the first quarter and MAG’s warrant exercise during the third quarter. Net cash provided by financing activities in 2005 was approximately $3,135,000 related to the issuance of long-term debt of $2,400,000 and increases in our former credit facility of approximately $732,000 during the nine months of 2005.

Contents

Currently the Company is committed to growing its core business, as it relates to the continuing operations of its digital product line and introduction of non-PCB products that we initiated during the fourth quarter of 2005. The Company’s Special Committee is also reviewing strategic options including the sale or merger of all or part of the Company. However, if the Company is unable to secure adequate financing to grow its core business, or if the Special Committee does not approve a suitable strategic option, the Company may be forced to modify its strategic growth plan.

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

The Company incurred substantial special project costs during the first nine months of 2006 related to special committee fees, professional fees, legal, audit and cost for merger and acquisition activity as detailed in the above comments. These costs are anticipated to continue until an appropriate strategic option can be successfully implemented. We believe the funding received in the first quarter combined with the funding provided by the warrant exercise during the third quarter will be adequate to cover additional strategic costs anticipated through the remainder of the year.

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

Item 3: Controls and Procedures

 a) Disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, except as discussed in the next paragraph below, in timely alerting them to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed in the next paragraph below.

Contents

As previously reported in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005, the Company has a material weakness within its internal control framework relating to the preparation and timeliness of financial reporting, in connection with the adequacy of segregation of duties. The Company attributes this material weakness to limited personnel resources. Though the Company has implemented levels of supervisory reviews from time to time, and employs a temporary workforce from time to time, there can be no assurance that these measures can definitively prevent transactional errors from occurring or provide the necessary accounting and financial reporting support to the Company’s accounting and finance department.

(b) Changes in internal controls. There was no change in the Company's internal control over financial reporting during the three and nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings

None

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

(a) The Company’s Annual Meeting of Stockholders was held on October 31, 2006.

Contents

(b) At the Company’s Annual Meeting of Stockholders, the Stockholders reelected to the Company’s Board of Directors Mr. Joseph A. Turek. Mr. Turek is a Class II Director and will serve a term ending upon the election of Class II Directors at the 2008 Annual Meeting of Stockholders. The aggregate number of votes cast for, against, or withheld, for the election of Mr. Turek was as follows: 5,468,604 for, 0 against, and 351,193 withheld.

(c) At the Company’s Annual Meeting of Stockholders, the Stockholders ratified the appointment of McGladrey & Pullen, LLP as auditors of the Company for the 2006 calendar year. The aggregate number of votes cast for, against, or abstained, for the ratification of McGladrey & Pullen LLP as auditors were as follows: 5,703,413 for, 73,061 against, and 43,323 abstained.

(d) At the Company’s Annual Meeting of Stockholders, the Stockholders approved the amendment to the Company’s Certificate of Incorporation to effect a reverse split of the Company’s issued and outstanding common stock, par value $0.005 per share, of between a one-for-two and one-for-ten reverse stock split in the discretion of the Board of Directors. The aggregate number of votes cast for, against, or abstained, for the amendment of the Company’s Certificate of Incorporation was as follows: 5,620,195 for, 197,672 against, and 1,930 abstained.

(e) At the Company’s Annual Meeting of Stockholders, the Stockholders approved the amendment to the Company’s Certificate of Incorporation to increase the amount of the Company’s authorized Common Stock, par value $0.005 per share, from twenty million shares (20,000,000) to two hundred million shares (200,000,000). The aggregate number of votes cast for, against, or abstained, for the amendment of the Company’s Certificate of Incorporation was as follows: 5,173,512 for, 498,269 against, and 148,016 abstained.

Item 5: Other Information

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

M~WAVE, Inc.

Date: November 13, 2006	/s/ Jeff Figlewicz
Jeff Figlewicz
Chief Financial Officer

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

Contents

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

Contents

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

Contents

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