Form 10KSB
period 2006-12-31
M WAVE INC
filed 2007-04-02
CIK 883842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2006

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

Common Stock ($.005 par value)
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

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

Our revenue for the year ended December 31, 2006 was $9,762,154.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 2007 was approximately $6,048,000, computed on the basis of the last reported sale price per share ($3.43) of such stock on the NASDAQ Capital Markets.

The Registrant has 1,763,150 common shares outstanding at March 31, 2007.

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

PART I

In this report, the terms “M~Wave,” “Company,” “we,” “us,” and “our” refer to M~Wave, Inc. and its subsidiary M-Wave DBS, Inc.

Item 1. Description of Business

M~Wave, Inc. was incorporated in Delaware in January 1992. Our executive offices are located at 11533 Franklin Ave., Franklin Park, Illinois, 60131, and our telephone number is (630) 562-5550; our website is http://www.mwav.com. Presently, SEC filings are not available on our website but, if requested, we will provide electronic or paper copies of SEC filings free of charge, or these can be obtained online via EDGAR.

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

Our business model is referred to as Virtual Manufacturing. Through Virtual Manufacturing we contractually supply a wide range of printed circuit board needs of our customers, creating a “pipeline” between those customers and production that covers early prototypes and pilot production, directly into mass production, offering our customers one seamless source. We deliver products when our customers need them through consignment inventory control, demand pull, just in time, in plant storehouses, supplier or vendor managed inventory and other supply-chain programs.

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

Our manufacturing partners maintain most certificates for quality, environmental and safety, including ISO, QS, UL, CE and others. We believe our manufacturing partners have a reputation for timely fulfillment of orders that are competitively priced, shipped from modern plants operating with the high standards of worker and environmental safety both within and outside of the United States.

We market our products through regional sales managers supported by independent sales organizations. Our base of approximately 50 customers represents a sophisticated group of purchasers.

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

After attempts to finance and establish the business through July 2005, the Company determined the assets and business could not be re-established, and in December 2005 we determined to discontinue M-Wave DBS, Inc., formerly reported as the DBS segment. In consideration of that change, essentially all employees of the DBS subsidiary were terminated in December 2005, and the remaining assets located in warehouses in California and Florida were liquidated in the ordinary course of business.

M-Wave DBS, Inc. operated as a wholly owned Illinois subsidiary. The Company's remaining core business continues to be printed circuit board and related custom component business is known informally as M-Wave EMG [Electro-Mechanical Group]. Concurrently, Robert Duke serves as President-EMG division.

Facilities
In an effort to reduce operating expenses, the Company completed its move and consolidation from West Chicago, Illinois to Franklin Park, Illinois close to Chicago’s O’Hare International airport in December 2005. The Company entered into a short-term lease of space with Harbrook Tool & Manufacturing Company, located at 11533 Franklin Avenue, Franklin Park, Illinois 60131. The lease can be terminated upon 60 days written notice by either party.

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

On March 1, 2006 the Company entered into, and simultaneously consummated, an agreement with (i) Mercator Momentum Fund, LP; (ii) Mercator Momentum Fund III, LP; (iii) Monarch Pointe Fund Ltd.; and (iv) M.A.G. Capital LLC, (“the Purchasers”), whereby the Company issued then an aggregate of 45,648 shares of Series B Convertible Preferred Stock, which are convertible into shares of the Company’s common stock. Each share of Series B Stock has a stated value of $100.00. The Company issued the Series B Stock in consideration of canceling $4,564,800 of indebtedness owed by the Company to them. In connection with the Agreement, the Company reduced the exercise prices of certain common stock purchase warrants previously issued to the purchasers and to M.A.G. Capital, LLC.

Pursuant to the terms of the March 1, 2006 Agreement, on March 15, 2006, the Company issued an additional 19,000 shares of Series B Stock to the purchasers in exchange for the payment of $1,900,000. The number of Common Shares that any of the Purchasers may acquire at any time upon conversion of the Series B Preferred Stock (“the Conversion Shares”)is subject to limitations in the Certificate of Designations of Preferences and Rights of Series B Stock, as filed with the Secretary of State of the State of Delaware on March 1, 2006, so that the aggregate number of shares of common stock which such Purchaser, and all persons affiliated with such Purchaser, have beneficial ownership does not at any time exceed 9.99% of the Company’s then outstanding common stock.

On December 29, 2006 the Company entered into, and simultaneously consummated, an agreement whereby the Company issued an aggregate of 5,000 shares of Series B Convertible Preferred Stock, which are convertible into shares of the Company’s common stock to Monarch Pointe Fund, Ltd. Each share of Series B Stock has a stated value of $100.00. The Company issued the Series B Stock in exchange for the payment of $500,000 to the Company on December 29, 2006.

The Agreement further stipulates that that the sum of the number of Common Shares issued upon conversion of the Series B Preferred Stock plus the number of shares of the Company’s common stock already owned by any of the Purchasers, may not exceed 19.99% of the Company’s then outstanding common stock without the approval of the Company’s stockholders if such approval is required by the rules and regulations of the Nasdaq Capital Market.

The Series B Stock is non-voting and the holder is entitled to receive monthly dividends at an annual rate equal to 15%, subject to reduction to 9% after the Registration Statement (as defined below) is declared effective by the Securities and Exchange Commission. The monthly dividends are payable in cash, subject to board approval. The number of shares into which one share of Series B Stock is convertible into will be determined by dividing $100.00 by $3.16 (subject to adjustment). In addition, the Series B Stock has liquidation preferences and certain other privileges.

Registration of Stock
The Company agreed to use it best efforts to file a registration statement covering the resale of the Conversion Shares, the shares of common stock underlying the Warrants (as defined below) and the Series A Convertible Preferred Stock issued by the Company to the purchasers on June 17, 2004.

On March 1, 2006, warrants to purchase 532,862 shares of common stock of the Company previously issued to MAG and to the purchasers were modified to reduce the exercise prices of the warrants (previously between $5.08 and $4.08) to the price that was $0.01 above the closing bid price on the business day immediately preceding the Closing Date, or $2.48 per share.

Voting Agreement
Joseph Turek, Chairman of the Board, President and Chief Operating Officer of the Company, has entered into a voting agreement on January 26, 2007 with MAG and Mercator Momentum Fund, LP whereby Mr. Turek agrees to vote all voting securities of the Company currently owned or thereafter acquired by him in favor of any proposal agreed to by the Special Committee to pursue a transaction in which the Company would make a significant acquisition of another company or of the business or assets of another company. The voting agreement terminates on the earlier of its one-year anniversary or upon the closing of any such acquisition.

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

We believe the global sourcing of other custom and engineered products allied with printed circuit boards is a growing niche as many small and middle market contract manufacturers or original equipment manufacturers seek alternative sourcing to U.S. production only.

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

As of December 31, 2006, we had an order backlog of approximately $2,255,000 compared to $1,542,000 at December 31, 2005. Most of our backlog is subject to cancellation or postponement without significant penalty. This backlog is not necessarily indicative of our future results of operations or prospects.

Products and Production

We have exited direct domestic manufacturing by using operating and strategic partnerships with domestic and Asian printed circuit board manufacturers. Our suppliers manufacture to our specifications and under our review by our management based in Chicago and Singapore.

As a result of exiting manufacturing, we have transferred most of the risks of manufacturing including raw material acquisition, process controls, scrap, quality control, warranty expenses, human resources productivity, working asset absorption and plant failure to our suppliers. This allows us to move with greater flexibility as a marketing and service firm. We gear ourselves to market conditions to gain sales otherwise imprudent and outsource these using a “virtual manufacturing” approach. We may not be successful under our new business model as we compete increasingly with brokers, distributors, and some manufacturers who adopt similar strategies.

Diversification of Products

Commencing the second half of 2006, we have submitted to a test market in Asia purchase orders outside printed circuit boards. This has included plastic and metal extrusions, and specialized assembly for products that are within and without printed circuit boards. In addition we secured purchase orders for certain RF signal enhancement products focused in both the commercial and consumer markets. The intent of the company in the future is to widen the products we procure from Asian markets for a more diverse group of customers.

Virtual Manufacturing (VM)

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

Quality assurance is particularly important to our strategy and our product shipments are required to satisfy quality control tests established by our internal product design and engineering department. We typically perform quality control inspections prior to shipment of printed circuit boards to our customers. We warrant most printed circuit boards to our customers with a money-back guarantee for printed circuit boards and components. We also pass back the warranty costs of the printed circuit boards to our suppliers and share in the cost of components assembled on defective boards with them.

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

We were granted three patents in 1998. Two patents were granted for a printed circuit board process using plasma spraying of conductive metal. The plasma spraying process eliminates a significant portion of the wet process currently used to produce printed circuit boards. At present, none of our current business is dependent upon these patented processes.

Employees

On December 31, 2006, we had approximately 21 full-time employees, compared to 20 on December 31, 2005.

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

OUR LIQUIDITY AND CAPITAL RESOURCES ARE LIMITED.

Although we believe the Company has secured adequate finances from debt and equity transactions, which can be used with cash generated from operations to support continuing operations and fund growth plans, our ability to fund working capital and anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions, financial conditions, our customers, actions of our domestic and international competitors, and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon our ability to effectively manage our expenses in relation to revenues, and our ability to access external sources of financing. Based upon the current level of operations and anticipated growth, we believe that the net proceeds received from our March 2006 conversion of debt to equity, combined with our $2.4 million placements of additional equity, together with future cash flow from operations, and funds from external sources of debt financing, will be adequate to meet our anticipated liquidity requirements over the next 12 months. There can be no assurances that our operations and access to external sources of financing will continue to provide resources sufficient to service our indebtedness after satisfying liabilities arising in the ordinary course of business during the next 12 months or thereafter.

As a result of our restructuring and our credit history, we have limited credit terms available to us from our suppliers, increasing our reliance on other financing and internal working capital to fund our operations.

IN THE PRINTED CIRCUIT BOARD MARKET, WE ARE DEPENDENT ON THIRD-PARTY MANUFACTURERS LOCATED BOTH DOMESTICALLY AND OVERSEAS.

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

WE ARE DEPENDENT ON A SMALL NUMBER OF MAJOR CUSTOMERS.

We have discontinued our RF product line which accounted for approximately 54% of the Company’s sales in 2005. Our four largest customers in the RF product line accounted for 77% of our net product line sales in 2005. The sale of the RF product line business to ASC in October 2005 creates a further reliance on our digital customer base, especially as we begin to extend our product lines beyond printed circuit boards into our existing digital customer base. Our top ten customers in our digital product line accounted for approximately 90% of our net product line sales in 2006 and approximately 80% of our net product line sales in 2005. We expect that a small number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to any of these customers can change significantly from year to year. There can be no assurance that our major customers will continue to purchase products from us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customer or a change in the mix of product sales would have a material adverse effect on our business and financial condition.

DIVERSIFICATION OF PRODUCT LINES

We are procuring products outside our historical markets and expertise. Our identification of Asian production may require assistance and research by third-parties outside our company. The business may or not be profitable, and it may require greater attention from our management to monitor its viability, potentially diluting our efforts in our core business.

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

NASDAQ COMPLIANCE

On January 9, 2006, the Company announced that it had received a determination and de-listing letter from NASDAQ’s Listing Qualifications staff on January 6, 2006, indicating it does not satisfy NASDAQ Marketplace Rule 4310(c)(2)(B) that requires the Company to have a minimum of $2.5 Million in shareholders’ equity to remain listed on The NASDAQ Capital Market.  The Company appealed this determination and asked for a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to present a plan to regain compliance.  As a result of the Series B Stock financing, the Company complied with the shareholders’ equity requirement for continued listing on The Nasdaq Capital Market and evidenced full compliance with the requirement upon the filing of the Form 10-QSB for the quarter ended March 31, 2006.   As previously disclosed, as of the quarter and nine month period ended September 30, 2005, the Company failed to satisfy the $2.5 million shareholders’ equity requirement for continued listing on The Nasdaq Capital Market.  The Company presented its plan to regain compliance with that requirement at a hearing before the Panel on February 16, 2006.  On March 31, 2006, The Company received a formal decision from the Panel whereby the Company’s shares would continue to be listed on The Nasdaq Capital Market, subject to the following exception: 1) On or before April 17, the Company shall disclose in its Form 10-KSB for the fiscal year ended December 31, 2005, the consummation of transactions sufficient to bring shareholders’ equity to at least $2.5 million;  2) On or before May 15, 2006, the Company must report in its Form 10-QSB for the quarter ended March 31, 2006, actual shareholders’ equity of at least $2.5 million at March 31, 2006; and 3) On or before May 22, 2006, the Company must have a closing bid price of at least $1.00 per share and have evidenced a closing bid price of $1.00 or more per share for a minimum of ten consecutive business days.  The Company was able to demonstrate compliance with the conditions set forth by the Panel within the prescribed timeframes.

On June 28, 2006, NASDAQ notified the Company that its common stock failed to meet a minimum closing bid price for 30 consecutive business days. NASDAQ provided the Company 180 calendar days for the minimum closing bid price to exceed $1.00 per share for a minimum of ten consecutive business days. If it does so, NASDAQ will then deem the Company to be in compliance with the rule. If the closing bid price does not exceed $1.00 per share for a minimum of ten consecutive business days prior to December 26, 2006, depending on our compliance with other listing standards, NASDAQ may provide an additional 180-day period or it may delist our common stock at that time.

The Company’s shareholders approved a reverse split of between one-for-two and one-for-ten at the discretion of the Board of Directors at its Annual Meeting held on October 31, 2006. On December 7, 2006, the Board of Directors unanimously approved a one-for-four reverse split of the Company’s Common Stock and established a record date of December 15th. Each four (4) shares of the Common Stock issued and outstanding will be automatically changed and reclassified into one (1) fully paid and nonassessable share of Common Stock. There were no fractional shares issued. A holder of record of Common Stock who would otherwise be entitled to a fraction of a share shall have the number of new shares to which they are entitled rounded to the nearest whole number of shares. The number of new shares were be rounded up if the fractional share was equal to or greater than 0.5 and rounded down if the fraction was less than 0.5. No stockholders received cash in lieu of fractional shares.

On January 4, 2007, the Company announced it had received letter from Nasdaq Listing Qualifications indicating that the Company was in compliance with Nasdaq Marketplace Rule 4310 (c)(4), having achieved a closing bid price above $1 for ten consecutive trading days.

The Company can provide no assurances that it will continue to satisfy all Marketplace requirements without further equity funding.

Item 2. Description of Property

Until December 31, 2005, we leased a portion of our former West Chicago facility to maintain the offices from which we operate our domestic and international Virtual Manufacturing, supply chain management, and consulting business. In December 2005, we moved to our present location in Franklin Park, Illinois, whereby we lease space from the building’s owner on a month to month basis. We feel this provides us the flexibility we need to scale our business quickly as market conditions dictate.

On October 5, 2005, we entered into an Agreement to sell our real property located at 215 Park Street, Bensenville, Illinois for the purchase price of $500,000. We received proceeds of approximately $457,000, net of fees and closing costs. On August 25, 2006, we entered into an Agreement to sell our real property located at 544 Pine Street, Bensenville, Illinois for the purchase price of $170,000. We received proceeds of approximately $150,000, net of fees and closing costs.

Facilities

The following table lists our facilities at December 31, 2006:

			Lease
Location	Function	Square Feet	Expiration Date

Franklin Park, Illinois	Administrative	4,600	Leased-Monthly

Franklin Park, Illinois	Warehouse	5,800	Leased-Monthly

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

(c) At the Company’s Annual Meeting of Stockholders, the Stockholders ratified the amendment of the Company’s Certificate of Incorporation, to effect a reverse split of the Company’s issued and outstanding Common Stock, par value $0.005 per share, at a range of between one-for-two and one-for-ten at the discretion of the Company’s Board of Directors. The aggregate number of votes cast for, against, or withheld, for the amendment of the Certificate of Incorporation was as follows: 5,620,195 for, 197,672 against, and 1,930 withheld.

(d) At the Company’s Annual Meeting of Stockholders, the Stockholders ratified the amendment of the Company’s Certificate of Incorporation, to increase the amount of the Company’s authorized Common Stock, par value $0.005 per share, from twenty million to two hundred million shares. The aggregate number of votes cast for, against, or withheld, for the amendment of the Certificate of Incorpration was as follows: 5,173,512 for, 498,269 against, and 148,016 withheld.

(e) At the Company’s Annual Meeting of Stockholders, the Stockholders ratified the appointment of McGladrey & Pullen, LLP as auditors of the Company for the 2006 calendar year. The aggregate number of votes cast for, against, or withheld, for the ratification of McGladrey & Pullen LLP as auditors were as follows: 5,703,413 for, 73,061 against, and 43,323 withheld.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Markets (trading symbol MWAV). The following table sets forth, for the calendar periods indicated, the range of the high and low sales prices (for 2005, the last reported sales prices) of the common stock from January 1, 2005 through December 31, 2006 as reported by the NASDAQ. The Company effectuated a reverse split of the Company’s Common stock at a rate of one-for-four on December 18, 2006, and is reflected in this chart:

	Year Ended December 31

	2006		2005

	Low	High	Low	High

First Quarter	$1.24	$4.08	$4.44	$8.28

Second Quarter	2.40	7.08	3.40	5.72

Third Quarter	2.48	4.20	2.80	4.40

Fourth Quarter	2.04	2.86	1.16	3.92

As of March 31, 2007, there were approximately 1,200 shareholders of record owning our common stock. We did not pay any dividends on our common stock in 2005 or 2006 and we intend not to pay dividends in the foreseeable future in order to reinvest future earnings in the business. Stock price on March 29, 2007 was $3.43.

Disclosure Regarding the Company’s Equity Compensation Plans

The following table summarizes information about equity awards under the 2003 Stock Incentive Plan as of December 31, 2006.

Plan Category	Number of shares of Common Stock to be Issued upon exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Common Stock Available for Future Issuances
Equity compensation plans approved by security holders	433,255	$3.49	70,777

Equity compensation plan not approved by security holders	26,042	$5.40	0

Total	459,297	$3.51	70,777

On December 31, 2004 we issued 26,042 options to the owner of ASC, with an exercise price of $5.40 per share, which were fully vested upon issuance and expire on December 31, 2008. The value of the options was determined using the Black-Scholes pricing model which calculated a value of approximately $137,000 based on a fair value price of $5.40, assuming an expected life of 4 years, a risk-free interest rate of 4.16%, volatility of 174%. And no dividend yield. Upon issuance, the value of these options were recorded as an increase to additional paid-in capital and recognized as stock compensation expense.

Item 6. Managements Discussion and Analysis of Financial Condition and Results of Operation

A.  Plan of Operation

B. RESULTS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2005

Significant Events

On January 26, 2007, the Company entered into a Merger Agreement with SunFuels, Inc. and Blue Sun Biodiesel, LLC (SunFuels).

SunFuel’s primary business is the acquisition and distribution of canola oils refined into a biodiesel blend that can operate in both commercial and passenger vehicles. The primary marketing of SunFuel’s products focuses on the branded Blue Sun Fusion™ that is a blend of premium Blue Sun Biodiesel (20%) with petroleum diesel fuel (80%), along with Blue Sun's proprietary additive package specifically tailored for regional climates and seasons. Blue Sun indicates that it will also refine biodiesel product from plant it intends to break ground on early in 2007 located in Los Cruces, New Mexico

The transaction is expected to close before August 2007, pending satisfaction of conditions to closing. When the transaction closes, certain directors and the officers of SunFuels will assume control of the Company, which will change its name to Blue Sun Holdings, Inc. The Company’s operating subsidiary will be renamed Blue Sun Biodiesel, Inc.  The Company will continue to be a publicly traded and reporting company following the closing of the transaction.

As consideration for the merger transaction, the outstanding equity securities of SunFuels will be exchanged for equity securities of M-Wave. Specifically, outstanding SunFuels Common Stock, Series A Convertible Preferred Stock, options and warrants will be exchanged for Company Common Stock, Series C Convertible Preferred Stock, options and warrants, respectively. As a result, the holders of such SunFuels equity securities will own approximately 87.2% of the Common Stock of the Company, on a fully-diluted basis, assuming (i) the completion of the SunFuels Series A Convertible Preferred Stock financing described below and (ii) conversion or exercise of all convertible or exercisable securities of the Company that will be outstanding after the completion of the merger. Similarly, all of the outstanding Blue Sun membership interests not already owned by SunFuels will be exchanged for shares of Company Common Stock. As a result, the holders of such Blue Sun membership interests will own approximately 3.8% of the Common Stock of the Company, as so calculated on a fully-diluted basis. The currently outstanding shares of M-Wave Common Stock will remain outstanding and, following the exchange of SunFuels and Blue Sun equity securities for M-Wave equity securities, the currently outstanding shares, warrants and options of M-Wave will represent approximately 9.0% of the outstanding shares, warrants, and options of the Company, as so calculated on a fully-diluted basis.

The merger transaction is subject to the approval by the stockholders of M-Wave and SunFuels and the members of Blue Sun, receipt of all required consents, receipt of all regulatory approvals, and other customary closing conditions. Holders of a majority of the outstanding shares of each class of stock of SunFuels and holders of approximately 48% of the outstanding shares of Common Stock of M-Wave and 100% of the outstanding shares of each class of preferred stock of M-Wave have agreed to vote in favor of the mergers. SunFuels, which holds 94.4% of the outstanding Blue Sun membership interests, has agreed to the Blue Sun merger. In addition, the merger transaction is subject to the receipt of the remaining $10.125 million in SunFuels Series A Convertible Preferred Stock. There can be no assurances that SunFuels will receive the remaining $10.125 million or that the merger transaction will be completed as contemplated.

Because the holders of the equity securities of SunFuels will acquire a majority of M-Wave’s shares of capital stock as a result of the merger transaction, the merger transaction will be treated as a reverse merger for accounting purposes, and SunFuels will be deemed to be the acquirer in the reverse merger. Consequently, the historical financial statements of the Company will be the historical financial statements of SunFuels rather than the historical financial statements of M-Wave, and the assets and liabilities of SunFuels will be recorded at their historical cost basis to SunFuels, and the assets and liabilities of M-Wave will be recorded as if they were purchased on the closing date at their fair market value on that date.

On August 25, 2006 the Company sold the real property located at 544 Pine Street, Bensenville, Illinois.

On August 26, 2006, the Board of Directors appointed Jeffrey Figlewicz to be the Chief Financial Officer of the Company. Mr. Figlewicz joined the Company in June 2004 as Corporate Controller and Principal Accounting Officer

Comparison of 2006 vs 2005

Net Sales

Net sales were approximately $9,762,000 for the twelve months ended December 31, 2006, a decrease of approximately $6,843,000, or 41% versus 2005. The decrease in sales is directly related to sale of our RF product line in October 2005. Sales within our RF product line were approximately $281,000 during 2006, a decrease of 97%, or approximately $8,571,000, below 2005. Sales within the RF product line represent the sale of remaining inventory.

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

Sales within our digital product line were approximately $7,867,000 during 2006, an increase of 6%, or approximately $418,000 above 2005. Sales within the digital product lines top ten customers accounted for approximately 90% of yearly sales of this product line in 2006 versus these ten customers accounting for 80% of yearly sales in 2005. We experienced sales increase within our top customers across the board due to general strength in their underlying businesses.

During 2006, we began to receive and ship orders for Non PCB product, beginning to execute on our diversification strategy announced in previous filings. We are initially focusing on serving our existing digital customers, sourcing products such as extrusions, spun metals, castings, wire harnesses, and assembly work assopciated with printed circuit boards. Sales within this new segment were approximately $894,000 during 2006 compared to $0 in 2005. We expect sales within this area to grow in future periods to the point where we expect to achieve comparable revenues and profitability to our digital PCB segment.

Other sales primarily represent revenues from tooling and commissions received subsequent to the sale of our RF product line per the terms of the sales agreement. Per the agreement, we received commissions for acting as a sales agent for certain RF customers during 2006. These revenues contractually ended on December 31, 2006. Other revenues for 2006 were approximately $719,000 in 2006 compared to approximately $304,000 in 2005, an increase of approximately $415,000. We recorded approximately $232,000 in commission revenues during 2006, and do not expect these to continue in future periods.

Gross Profit and Cost of Goods Sold

Our gross profit for the twelve months of 2006 was approximately $2,487,000, a decrease of approximately $973,000, or 28% versus 2005. The decrease in gross margin dollars was directly attributable to the sale of the RF product line in October 2005. Our gross margin based on percentage of sales was approximately 25.5% during 2006, compared to approximately 20.8% during 2005. Margins within our digital and Non PCB product lines are substantially higher compared to margins within our RF product line as digital and Non PCB products are generally imported from Asia while RF product was generally purchased domestically.

Operating Expenses

General and administrative expenses were approximately $3,976,000 or approximately 41% of net sales for 2006 compared to approximately $4,187,000 or approximately 25% of net sales for 2005.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. Payroll related expenses decreased approximately $202,000. Professional services, which include legal, auditing, and consulting fees, decreased approximately $651,000. Included in this figure is a decrease in our legal expenses of approximately $465,000. Occupancy expenses at our new Franklin Park facility decreased approximately $451,000 compared to prior year expenses at our former West Chicago location. Loss on assets sold in 2006 was approximately $31,000 during 2006 compared to approximately $120,000 during 2005, a decrease of approximately $89,000. As a result of adopting FAS 123R during 2006, we recorded stock compensation expense of approximately $851,000 during 2006 compared to approximately $117,000 during 2005, an increase of approximately $734,000. Current year stock compensation expenses related to grants issued in 2006 were approximately $412,000. Expenses related to prior year grants that vested during 2006 were approximately $153,000. Expenses related to the re-pricing of the MAG warrants was approximately $286,000 during 2006. Prior year expenses were related to warrants issued to JAS Financial Services and warrants that were granted to Jason Cohen, former employee, in lieu of options. Corporate development expenses were approximately $1,127,000 during 2006 compared to approximately $447,000 during 2005, and increase of approximately $680,000. Included in these expenses are public related expenses such as Nasdaq fees, press release and SEC filing fees, board compensation expenses, legal, and merger and acquisition costs expensed during 2006.

Selling and marketing expenses were approximately $821,000 or 9% of net sales in 2006 compared to approximately $974,000 or 6% of net sales for 2005. Selling and marketing expenses include the cost of salaries, advertising and promotion of our products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations decreased approximately $124,000 due to decreased sales and lower commission rates paid to new reps hired during 2006. Expenses for our Singapore office increased approximately $55,000 during 2006. Payroll-related expenses decreased approximately $85,000 during 2006.

Operating Loss from Continuing Operations

Our operating loss from continuing operations was approximately $2,310,000 in 2006, compared to approximately $1,701,000 for 2005. The changes in operating loss reflect primarily the changes in gross profit, stock compensation, and other operating expenses as discussed above, which can be summarized as follows:

Decrease in gross margin	$973,000
Increase in stock compensation expense related to FAS123R	734,000
Decrease in other S G & A expenses	(1, 098,000)

Increase in operating loss from continuing operations	$609,000

Interest Income

We recorded no interest income in 2006. Interest income of approximately $7,000 was recorded in the first nine months of 2005 related to income received on our interest bearing bank accounts.

Interest Expense

Interest expense was approximately $419,000 during 2006, primarily related to the financing costs with Mercator versus approximately $320,000 during 2005. The Company recorded non-cash interest expense of approximately $357,000 in 2006 related to expensing of the unamortized portion of Long Term Debt due to the conversion to equity. The 2005 interest expense was comprised primarily of approximately $596,000 of interest expenses related to our financing agreement with Silicon Valley Bank and interest payments on our subordinated debt with MAG Capital, LLC. We also recorded a reduction in interest expense of approximately $276,000 to reduce the warrants issued to MAG Capital, LLC in 2005 to their fair value at December 31, 2005.

Other Income/Expense

The Company recorded approximately $236,000 in preferred dividend expense during 2006 related to its issuance of Series B preferred stock to M.A.G. Capital, LLC, and its affiliates in March 2006. Other expenses of approximately $225,000 for 2005 primarily relates to impairment expense on equity securities received in connection with the recovery of a note receivable we recorded as other income in a prior period.

Income Taxes

We recorded no income tax expense during 2006. In 2005, we recorded an income tax expense of approximately $71,000, related to prior year state tax credits that we were required to pay back due to sale of assets that occurred within the lookback period.

Liquidity and Capital Resources

Net cash used by operations was approximately $1,868,000 in 2006 compared to approximately $2,448,000 in 2005.

Accounts receivable increased approximately $28,000 during 2006. Inventory decreased approximately $723,000 primarily due to liquidating inventory within our discontinued operations. Prepaid expenses decreased approximately $220,000 primarily due to deposits paid to inventory suppliers in the prior year related to our discontinued operations. Accounts payable decreased approximately $657,000 related to settlement of payables within our discontinued operations. Accrued expenses decreased approximately $25,000 during 2006.

Net cash provided by investing activities was approximately $215,000 for 2006, compared to approximately $1,390,000 used in investing activities in 2005. Sources of cash provided by investing activities during 2006 were primarily related to the sale of our land in Bensenville and payments received on our note receivable from American standard Circuits. Our acquisition of the DBS business, which was subsequently discontinued in 2005, was the primary increase in funds used in investing activities in 2005. Capital expenditures were approximately $21,000 in 2006 compared to approximately $142,000 in 2005.

Net cash provided by financing activities was approximately $3,102,000 in 2006, compared to approximately $2,765,000 in 2005. The conversion of our debt to equity combined with additional equity placements during 2006 were the primary sources of funding provided by financing activities during 2006. During 2005 the issuance of promissory notes and borrowings on our former credit facility were primary factors in cash flows provided by financing activities.

Currently the Company is committed to growing its core business, as it relates to the continuing operations of its digital product line and other non-PCB components and assemblies. The Company also announced a merger agreement with SunFuels, Inc. and Blue Sun Biodiesel LLC on January 26th that expects to close during 2007. However, if the Company is unable to secure adequate financing to grow its core business, or if the merger agreement is not consummated, the Company may be forced to modify its business and strategic plan.

Based upon the current level of operations and anticipated growth, restructuring of its business focusing on higher margin product lines, placement of follow on equity financing during the past year, we believe that future cash flows from operations will be adequate to meet our anticipated liquidity requirements through the next fiscal year.

Inflation

We believe inflation has not had a material effect on our operation or on its financial position. However, expected supplier price increases that average approximately 4% may have a material effect on the Company’s operations and financial position in 2007, if we are unable to pass through those increases under our present contracts.

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

Item 7. Financial Statements

Consolidated financial statements, related notes and exhibits for the years ended December 31, 2006 and 2005 are filed as part of this report.

The exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
M~Wave, Inc. and Subsidiaries
Franklin Park, Illinois

We have audited the consolidated balance sheets of M~Wave, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M~Wave, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As described in Note 11 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share based payments to adopt Statement of Financial Accounting Standard No. 123R.

/s/McGladrey & Pullen, LLP
Schaumburg, Illinois
March 30, 2007

Annual Financial Statements

M-WAVE, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 and 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,696,340	$247,731
Accounts receivable, net of allowance for doubtful accounts, 2006- $80,000: 2005- $168,000	$1,089,021	$1,061,443
Inventories, net	$1,348,004	$2,191,013
Prepaid expenses and other assets	$115,932	$336,386
Note receivable, net	$6,836	$88,833
Total current assets	$4,256,133	$3,925,406
EQUIPMENT:
Equipment	$434,156	$392,708
Less accumulated depreciation	($145,607)	($81,317)
Equipment, net	$288,549	$311,391
Land held for sale	$0	$177,238
TOTAL	$4,544,682	$4,414,035

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,449,083	$2,430,304
Accrued expenses	$277,746	$343,732
Note payable	$58,000	$1,599,208
Total current liabilities	$1,784,829	$4,373,244

COMMITTMENTS AND CONTINGENCIES

LONG-TERM DEBT, net of unamortized discount 2006-$0: 2005-$356,787	$0	$2,043,213
COMMON STOCK WARRANTS	$0	$239,017

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $100 par value; Series A authorized, 30,000 shares; issued and outstanding: 2006 and 2005: 12,500 shares	$656,800	$656,800
Preferred stock, $100 par value; Series B authorized, 70,000 shares; issued and outstanding: 2006-69,648 shares: 2005-0 shares	$6,842,797	$0
Common stock, $.005 par value; authorized, 20,000,000 shares; issued and outstanding 2006: 1,763,150 shares; 2005 : 1,550,650 shares	$10,986	$39,692
Additional paid-in capital	$14,199,062	$12,558,653
Accumulated deficit	($16,664,622)	($13,211,414)
Treasury stock, at cost, 2006 and 2005: 433,954 shares	($2,285,170)	($2,285,170)
Total stockholders' equity (deficit)	$2,759,853	($2,241,439)
TOTAL	$4,544,682	$4,414,035

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 and 2005

	2006	2005

NET SALES	$9,762,154	$16,605,368
COST OF GOODS SOLD	7,275,029	13,145,733
Gross profit	2,487,125	3,459,635

OPERATING EXPENSES:
General and administrative	3,976,044	4,186,976
Selling and marketing	820,650	973,685
Total operating expenses	4,796,694	5,160,661

Operating loss from continuing operations	(2,309,569)	(1,701,026)

OTHER INCOME (EXPENSE):
Interest income	0	6,510
Interest expense	(419,028)	(320,467)
Impairment of investment of available for sale securities	0	(225,000)
Total other income (expense)	(419,028)	(538,957)

Loss from continuing operations, before income taxes	(2,728,597)	(2,239,983)

Income tax expense	0	71,328

Loss from continuing operations	($2,728,597)	($2,311,311)

Loss from discontinued operations, net of tax (Note 13)	($488,668)	($3,098,055)

Net loss	($3,217,265)	($5,409,366)

Preferred stock dividends	($235,943)	$0

Net loss attributable to common shareholders	($3,453,208)	($5,409,366)

BASIC AND DILUTED LOSS PER COMMON SHARE
Continuing operations	$(1.84)	$(1.53)
Discontinued operations	$(0.31)	$(2.05)
	$(2.15)	$(3.58)
Weighted average basic and diluted shares outstanding	1,604,794	1,510,026

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES:
Net loss	($3,217,265)	($5,409,368)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on disposal of property, plant, and equipment	31,405	119,657
Depreciation	85,123	96,810
Amortization of intangible assets	0	25,000
Amortization of discount on note payable, bank	0	48,552
Amortization of discount on long-term debt	356,787	158,693
Impairment loss recognized on intangible assets and goodwill	0	893,472
Impairment loss recognized on equipment	0	125,975
Provision for note receivable	0	102,500
Provision for inventory at net realizable value	0	700,000
Trade debt forgiveness	(323,772)	0
Stock compensation recognized on options and warrants	850,679	116,660
Provision for inventory at net realizable value	107,000	0
Fair value adjustment to common stock warrants	(4,993)	(276,463)
Impairment of investment of available for sale securities	0	225,000
Changes in assets and liabilities, net of effects of acquired business:
Accounts receivable	(27,578)	1,479,326
Inventories	736,009	(1,994,034)
Prepaid expenses and other assets	220,455	(188,196)
Accounts payable	(657,449)	1,491,291
Accrued expenses	(24,881)	(163,159)
Net cash flows used in operating activities	(1,868,480)	(2,448,284)

INVESTING ACTIVITIES:
Purchase of equipment	(21,448)	(142,229)
Proceeds from sale of property, plant and equipment, net of selling costs	154,494	456,990
Repayments on note receivable	81,997	13,667
Acquisition of business	0	(1,718,472)
Net cash flows provided by (used in) investing activities	215,043	(1,390,044)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	527,000	3,150
Net borrowings on note payable, bank	0	361,464
Payments on short and long term debt	(12,000)	-
Proceeds from preferred stock issuance, net of stock issuance costs	2,277,989	0
Payment of preferred dividends	(235,943)	0
Borrowings on long-term debt from shareholders	545,000	2,400,000
Net cash flows provided by financing activities	3,102,046	2,764,614

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
YEARS ENDED DECEMBER 31, 2006 and 2005

	2006	2005

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,448,609	(1,073,714)
CASH AND CASH EQUIVALENTS:
Beginning of period	247,731	1,321,445
End of period	$1,696,340	$247,731

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$0	$353,186
Cash payments (refunds) for income taxes	0	71,328

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of common stock warrants to stockholders' equity	$230,424	$0
Conversion of long-term debt to stockholders' equity	4,564,808	0
Accrued interest added to note payable balance	20,600	0
Conversion of prepaid product credits to note receivable	0	205,000
Exchange of prepaid product credits for reduction in accounts payable	0	135,000
Reduction of accrued selling costs on sale of property, plant, and equipment	20,506	11,593
Stock options issued in connection with consulting agreement	0	116,600
Note payable incurred for the purchase of equipment	70,000	-
Stock warrants issued as discount on long-term debt and note payable	0	515,480
Other assets received for sale of equipment	0	11,325

Acquisition of Jayco Ventures, Inc:
Purchase price:
Cash purchase price		$1,360,000
Acquisition costs paid		358,472
		$1,718,472

Assets acquired and liabilities assumed:
Working Capital		$700,000
Property and equipment		100,000
Goodwill		858,472
Intangible assets		60,000
		$1,718,472

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
YEARS ENDED DECEMBER 31, 2006 and 2005
	Common Stock	Preferred Stock Series A	Preferred Stock Series B	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance - December 31, 2004	$33,974	$1,261,010	$-	$11,840,351	$(7,802,047)	$(2,285,170)	$3,048,118

Issuance of 3,700 shares of common stock upon exercise of stock options	19	-	-	3,131	-	-	3,150

Conversion of 11,500 shares of preferred stock into 1,139,870 shares of common stock	5,699	(604,210)	-	598,511	-	-	-

Stock compensation relating to stock options and warrants	-	-	-	116,660	-	-	116,660

Net Loss	-	-	-	-	(5,409,367)	-	(5,409,367)
Balance - December 31, 2005	$39,692	$656,800	$-	$12,558,653	$(13,211,414)	$(2,285,170)	$(2,241,439)

Conversion of long-term debt to 45,648 shares of Series B Preferred stock	-	-	4,564,808	-	-	-	4,564,808

Issuance of 19,000 shares of Series B Preferred stock, net of issuance costs of $122,011	-	-	1,777,989	-	-	-	1,777,989

Reclassification of warrant liability	-	-	-	234,024	-	-	234,024

Issuance of 5,000 shares of Series B Preferred stock	-	-	500,000	-	-	-	500,000

Stock compensation relating to stock options and warrants	-	-	-	850,679	-	-	850,679

Issuance of 850,000 shares of common stock upon exercise of stock warrants	4,250	-	-	522,750	-	-	527,000

Effect of one-for-four reverse split	(32,956)	-	-	32,956	-	-	-

Series B Preferred Stock dividends					(235,943)		(235,943)

Net Loss	-	-	-	-	(3,217,265)	-	(3,217,265)
Balance - December 31, 2006	$10,986	$656,800	$6,842,797	$14,199,062	$(16,664,622)	$(2,285,170)	$2,759,853

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

1.	ORGANIZATION AND OPERATIONS

M~Wave, Inc. ("M~Wave" or the “Company”), a Delaware corporation, was formed on January 31, 1992.

The Company is a value-added service provider of high performance printed circuit boards used in a variety of applications. M~Wave satisfies its customers needs for high performance printed circuit boards by outsourcing and coordinating the manufacture of such boards by unaffiliated manufacturers. (“Virtual Manufacturing”).

The Company’s shareholders approved a reverse split of between one-for-two and one-for-ten at the discretion of the Board of Directors at its Annual Meeting held on October 31, 2006. On December 7, 2006, the Board of Directors unanimously approved a one-for-four reverse split of the Company’s Common Stock and established a record date of December 15, 2006. Each four (4) shares of the Common Stock issued and outstanding were automatically changed and reclassified into one (1) fully paid and nonassessable share of Common Stock. There were no fractional shares issued. No stockholders received cash in lieu of fractional shares. All per share data, for all periods presented in the notes to the consolidated financial statements, have been translated on a one-for-four basis as a result of this reverse split.

The Company’s shareholders approved an increase in the authorized common shares at its Annual Meeting held on October 31, 2006. The amount of authorized shares increased from twenty million to two hundred million.

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

Principles of Consolidation - The consolidated financial statements include the accounts of M~Wave and M-Wave DBS, its wholly owned subsidiary.  Significant intercompany transactions and account balances have been eliminated.

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

Product sales include a right-of-return privilege. A liability for anticipated sales returns has been provided based on historical experience and management’s customer and product knowledge

	Allowance for Doubtful Accounts and Sales Returns
	2006	2005
Beginning Balance	$168,000	$150,000
Write-Offs	0	0
(Decrease) Increase to Reserve	(88,000)	18,000
Ending Balance	$80,000	$168,000

Inventories - Inventories are valued at the lower of cost (first-in, first-out method) or market value. The Company writes down inventory for estimated obsolescence or non-marketability equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions. Write downs of inventories establish a new cost basis which is not increased for future increases in the market value of inventories or changes in estimated obsolescence. If actual future demand or market conditions were to be less favorable than projected, additional inventory write-downs may be required.

	Allowance for Inventories
	2006	2005
Beginning Balance	$937,000	$187,000
Write-Offs	0	0
(Decrease) Increase to Reserve	(857,000)	750,000
Ending Balance	$80,000	$937,000

Prepaid Product Credits and Note Receivable - In connection with the amendment to the Strategic Operating Alliance (SOA) agreement discussed in Note 3, in 2004 the Company received $340,000 in prepaid product credits as partial consideration for its interest in Am-Wave, LLC. The credits will be applied to the purchase price of inventories purchased from ASC and will be utilized ratably over the contractual life of the amended SOA agreement which expires in August 2006. These prepaid product credits were converted to a promissory note issued by ASC to the Company upon execution of the agreement on October 21, 2005 that terminated the SOA. This note is recorded at its estimated net realizable value at December 31, 2006 and 2005 of approximately $7,000 and $89,000 respectively.

Equipment - Equipment are recorded at cost. The Company calculates depreciation using the straight-line method at annual rates as follows:

New	7 years
Used	5 years

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

The Company has issued preferred stock with embedded conversion features and warrants to purchase common stock in connection with debt and equity raises. The Company has followed the accounting guidance of FAS 133, FAS 150, EITF 00-19 and related interpretations, ASR 268, EITF Abstract Topic D-98 and related interpretations to determine whether these financial instruments should be accounted for as a liability or equity. If the Company determines that a financial instrument is to be recorded as a liability, the Company accounts for that liability at fair value. The liability is marked to market each reporting period with the resulting gains or losses shown on the consolidated statement of operations as a decrease or increase to interest expense.

Earnings Per Share - Potentially dilutive common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares, and the exercise of common stock options and warrants for all periods.  For all periods ended December 31, 2006 and 2005, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net losses for each period.  Because the common share equivalents are anit-dilutive, the preferred stock dividends have no effect on the computation of basic and diluted earnings per share.  Below is a tabulation of the potentially dilutive securities:

	12 months ended December 31,
	2006	2005
Weighted average shares outstanding	1,604,794	1,510,026
Options in the money, net	35,902	28,214
Warrants in the money, net	85,991	27,706
Total Outstanding and Potentially
Dilutive shares	1,726,687	1,565,946

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

New accounting pronouncements: In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 developed a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company's fiscal year ending December 31, 2007. Management has determined the adoption of FIN 48 will not have a material effect on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This Statement is effective for fiscal years beginning after November 15, 2007.   The Company does not believe that adoption of SFAS 159 will have a material effect on its financial statements.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for the fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial statements

Reclassifications: Certain items in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

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

On December 31, 2004 the Company and ASC amended the SOA agreement. Under terms of the amendment, the Company exchanged pieces of equipment, transferred raw materials used in the manufacturing process, and dissolved its equity interest in Am-Wave, LLC. In consideration, the Company received approximately $50,000 in cash and $340,000 in prepaid product credits, to be amortized over the remaining life of the SOA, which expired on August 31, 2006. The Company also rescinded the 500,000 warrants issued to Gordhan Patel, owner of ASC, and issued 26,042 options that are fully vested, have a four year life, have an exercise price of $5.40 per share, and are valued at $136,753 under the Black-Scholes Option Pricing Model, and were recorded as an increase to additional paid-in capital and recognized as stock compensation expense immediately upon issuance. The amendment also revised the Company’s monthly obligations to ASC to a fixed amount of approximately $56,000 per month.

On October 21, 2005, the Company entered into an agreement with ASC to sell various rights to certain customers for the Company’s RF business, as well as title and interest in the name “Poly Circuits.” Additional considerations included termination of the Strategic Operating Alliance (SOA) in its entirety, and issuance of a promissory note in the amount of $205,000 with a maturity date of December 31, 2006 in exchange for prepaid product credits, requiring ASC to make monthly principal payments of approximately $6,833 until the maturity date. If there are no breaches to this agreement by either party during the term of the agreement, a portion of the remaining balance of the promissory note will be forgiven by M-Wave on the maturity date. Based on the repayments received in 2005, the Company has recognized a provision of approximately $103,000 to adjust the carrying value of the note receivable to its estimated net realizable value, which is included in general and administrative expenses in the statement of operations for the year ended December 31, 2005. Considerations to the agreement also included ASC’s purchase of the Company’s on-hand inventory, at cost, to fulfill orders placed on ASC, and termination of the lease at the West Chicago facility as of October 31, 2005. Any occupancy between termination of the loft lease and December 31, 2005, was prorated on a daily basis and fully paid; the Company vacated the West Chicago facility in December 2005 and moved to its new location in Franklin Park, Illinois; the Company was also appointed as ASC’s exclusive sales representative in regards to specified customers through December 31, 2006 at a commission rate equal to 10% of sales price.

4.	BUSINESS PRODUCT LINES

Sales by product line consisted of the following:

	Twelve months ended December 31,
	2006	2005
Digital	$7,867,429	$7,449,374
RF	281,450	8,852,197
Non PCB	894,011	0
Other	719,264	303,797
Total sales	$9,762,154	$16,605,368

Sales within the digital product line include ten key customers, which represented approximately 90% of yearly sales in this product line in 2006 versus approximately 80% of yearly sales in the product line in 2005.

On October 21, 2005, the Company sold its RF customer list to ASC as described in Note 3. The Company follows the provisions of SFAS 144 to identify and account for discontinued operations. In accordance with SFAS 144, these activities do not constitute a discontinued operation, primarily because discreet financial information is not available or reasonably determinable for this division of the business. After the sale of the RF customer list, the Company’s continuing operations consist primarily of the digital product line.

The loss of, or a substantial reduction in the orders from, the Company’s major customers could have a material effect on the financial statements.

5.	INVENTORIES

Inventories consisted of the following:

	2006	2005

Components	$159,565	$-
Finished Goods	1,268,439	3,128,013
Less reserve for obsolete inventory	(80,000)	(937,000)
Net Inventory	$1,348,004	$2,191,013

6.	INVESTMENT IN EQUITY SECURITES

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

7.	ACCRUED EXPENSES

Accrued expenses at December 31, 2006 and 2005 were comprised of:

	2006	2005

Salary Related	$127,489	$83,889
Commissions	23,713	24,636
Professional fees	36,179	103,508
Freight	54,000	0
Interest	0	36,498
Bensenville	0	24,280
Other	36,365	70,921

Total accrued expenses	$277,746	$343,732

8.	DEBT

On February 23, 2005 the Company issued $1,550,000 in aggregate principal amount of promissory notes and warrants to purchase an aggregate of 108,696 shares of common stock. The issuances were made to Mercator Momentum Fund, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC), all of which are affiliated entities. The warrants have a term of three years with an exercise price of $4.60 per share. The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $497,000 based on a fair value price of the Company’s common stock of $4.56, assuming an expected life of 3 years, a risk-free interest rate of 3.63%, volatility of 260.7%, and no dividend yield. When combined with the face value of the notes, these warrants resulted in a debt discount with an allocated fair value of approximately $376,000. This debt discount was expensed using the effective interest rate method. This debt discount, combined with the stated interest rate of 10%, resulted in an effective interest rate of approximately 30%.

On June 16, 2005, the Company issued $2,400,000 in aggregate principal amount of promissory notes which amended the $1,550,000 in aggregate principal amount of promissory notes, dated February 23, 2005 in exchange for an additional aggregate principal amount of $850,000 (provided that the warrants issued in connection with the February 23, 2005 promissory notes were not cancelled and therefore remain outstanding). In connection with the issuance of notes, the Company issued 41,667 additional warrants to purchase our common stock. The issuances were made to Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC, all of which are affiliated entities. The warrants have a term of three years with an exercise price of $4.08 per share. The Company granted registration rights to the holders of the warrants, which rights are exercisable as of February 1, 2006. The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $166,000 based on a fair value price of the Company’s common stock of $4.00, assuming an expected life of 3 years, a risk-free interest rate of 3.76%, volatility of 261.0%, and no dividend yield. When combined with the face value of the notes, these warrants result in a debt discount with an allocated fair value of approximately $139,000. The total debt discount of approximately $515,000 was expensed using the effective interest rate method. This debt discount, combined with the stated interest rate of 10%, results in an effective interest rate of approximately 21%. On November 9, 2005, the Company announced that Mercator Momentum Fund III had purchased the revolving financing note from Silicon Valley Bank. At December 31, 2005, the remaining unamortized debt discount was $356,787. The remaining unamortized debt discount was expensed during the first quarter of 2006 upon the conversion of the debt to equity.

At December 31, 2005, the total amount outstanding on the promissory notes was $2,400,000. The promissory notes accrued interest at 10% per annum and were originally due in total on August 23, 2007, prior to the conversion to equity described below.

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

Upon the conversion of debt to equity described above, the remaining unamortized debt discount of approximately $357,000 was recognized as interest expense during the first quarter of 2006.

On October 10, 2006, the Company financed equipment for $70,000 with a note payable with eleven monthly installments of $6,000 and a final payment of $4,000. Amounts outstanding on the note payable at December 31, 2006 are $58,000 and are collateralized by the equipment with a depreciated cost of approximately $63,000.

9.	LEASE COMMITMENTS AND RENT EXPENSE

The Company rents administrative and warehouse space under operating leases at its facility in Franklin Park, Illinois. The terms of the agreement, signed November 22, 2005, require monthly rentals of approximately $6,750 with provisions for up to a five year occupancy, with the Company having the right to terminate the lease after each monthly period, provided it provides the landlord with a two month advanced written notice. The Company recorded rent expense for the years ended December 31, 2006 and 2005 of approximately $71,000 and $619,000 respectively.

Future minimum annual lease commitments at December 31, 2006 are as follows:

Year
2007	$83,000
2008	$86,000
2009	$89,000
2010	$91,000
Total	$349,000

10.	INCOME TAXES

The provision for income taxes charged to loss from continuing operations consists of:

	2006	2005

Current	$0	$71,328
Deferred	0	0

Total	$0	$71,328

The primary components comprising the net deferred tax assets (liabilities) are as  follows:

Deferred tax assets	2006	2005
Accounts receivable	$31,200	$42,900
Inventories	48,768	54,100
Long-lived assets	647,895	0
Accrued expenses and other	0	26,768
Stock compensation	220,410	0
Net operating loss	6,672,014	5,946,040
Deferred tax assets	7,620,287	6,069,808

Valuation Allowance	(7,580,838)	(6,004,022)
	39,449	65,786
Deferred tax liabilities
Accrued expenses and other	(39,449)	0
Long-lived assets	0	(65,786)
	(39,449)	(65,786)
Net deferred tax asset	$0	$0

The valuation allowance increased by $1,576,816 and $2,152,947, for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, we had federal and state net operating loss carry forwards of approximately $17,108,000 for income tax purposes expiring in years 2024 to 2026. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of convertible preferred stock, may subject the Company to annual limitations on the utilization on its net operating loss carry forward. As of December 31, 2006, the amount subject to limitations has not yet been determined.

A reconciliation of income tax expense from continuing operations and the amount computed by applying the statutory federal income tax rate to loss before income taxes from continuing operations as of December 31, 2006 and 2005, is as follows:

	2006	2005
Income Taxes at Statutory Rate	$(927,723)	$(761,595)
Increase (decrease) resulting from:
SIT, net of federal tax effect	(129,303)	(106,148)
Nondeductible Expenses	1,291	5,093
Valuation Allowance	1,181,755	912,924
Other	(126,020)	21,054
	$0	$71,328

11.	SHARE BASED COMPENSATION

The Company has a stock option plan that authorizes the granting of options to officers, key employees and directors to purchase the Company’s common stock at prices equal to the market value of the stock at the date of grant. Under this plan, the Company has 34,778 shares available for future grants as of December 31, 2006. The exercise price of all employee and director options granted in 2006 and 2005 were at fair market value.

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

Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Estimated forfeitures are expected to be minimus and not material to the financial statements. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized based on estimated forfeitures.

The Company recognized share-based compensation expense of approximately $565,000 in general and administrative expenses in the statement of operations for the twelve months ended December 31, 2006. Loss from continuing operations and net loss would have been approximately $2,164,000 and $2,652,000 respectively if the Company had not adopted SFAS 123R. Basic and diluted earnings per share for the twelve months ended December 31, 2006 would have been a loss of $1.80 per share if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of a loss of $2.15 per share. The adoption of SFAS123R had no effect on the Company’s cash flow from operations and financing activities.

The following table shows the effect on net income for the twelve months ended December 31, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”:

Period Ended
December 31, 2005

Net loss, as reported	($5,409,368)
Add: Total share-based employee compensation included in reported net income, net of taxes	0
Less: Total share-based employee compensation determined under fair-value based method for all awards, net of taxes	(425,845)

Pro forma net loss	($5,835,213)

Earnings per share as reported for basic and diluted was a loss of $3.58 per share for the twelve months ended December 31, 2005. Pro forma earnings per share for basic and diluted was a loss of $3.86 per share for the twelve months ended December 31, 2005.

As of December 31, 2006, there was approximately no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plans. The requisite service period for all outstanding options has been completed as of December 31, 2006.

The fair value of M-Wave stock options was estimated at the date of grant using the Black-Scholes-Merton option-valuation model. The Company did not grant any options during the second or third quarter of 2006. The table below outlines the weighted average assumptions for options granted during the twelve months ended December 31, 2006 and 2005:

	12 months ended December 31,
	2006	2005
Weighted Average Assumptions:
Risk-free interest rate	4.50%	3.97%
Expected term (in years)	5.0	5.0
Expected volatility	275.5%	303.1%
Expected dividend yield	0%	0%
Fair value	$2.48	$4.36

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on the historical volatility of M-Wave’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

M-Wave stock options expire in 5 years and prior to the 2006 grant year were generally exercisable 50 percent in first year, and 25 percent in each of the next two years, with full vesting after three years. Beginning in 2006, new stock option grants generally vested immediately at grant date.

The following table summarizes M-Wave option activity for employees during the twelve months ended December 31, 2005 and 2006:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2005	349,804	$8.00
Granted	162,500	4.36
Exercised	(925)	3.20
Forfeited or expired	(211,500)	10.24
Outstanding at December 31, 2005	299,879	$4.56
Granted	166,331	2.72
Exercised	-	0
Forfeited or expired	(6,913)	30.46
Outstanding at December 31, 2006	459,297	$3.52	3.25	$3,600

Exercisable at December 31, 2006	459,297	$3.52	3.25	$3,600

The aggregate intrinsic value in the table above is before income taxes, based on M-Wave’s closing stock price of $2.28 as of the last business day of the period ended December 31, 2006. There were no option exercises during 2006, and there were 925 option exercises during 2005 which provided cash proceeds of approximately $3,000. The aggregate intrinsic value of options exercised during 2005 was approximately $481. Based on the Company’s election of the “with and without” approach, no realized tax benefit from stock options was recognized for the years ended December 31, 2006 and 2005.

Common Stock Purchase Warrants

On February 23, 2005 the Company issued warrants to purchase an aggregate of 108,696 shares of common stock related to its issuance of $1,550,000 in aggregate principal amount of promissory notes. The issuances were made to Mercator Momentum Fund, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC), all of which are related entities. The warrants have a term of three years with an exercise price of $4.70 per share. The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $497,000 based on a fair value price of $4.56, assuming an expected life of 3 years, a risk-free interest rate of 3.63%, volatility of 260.7%, and no dividend yield. When combined with the face value of the notes, these warrants result in a debt discount with an allocated fair value of approximately $376,000. This debt discount, combined with the stated interest rate of 10%, results in an effective interest rate of approximately 30%. The value of the warrants was recorded as a liability and as a debt discount that will be recognized ratably as interest expense over the term of the debt using the effective interest rate method.

On June 16, 2005, the Company issued $2,400,000 in aggregate principal amount of promissory notes which amended the $1,550,000 in aggregate principal amount of promissory notes, dated February 23, 2005 in exchange for an additional aggregate principal amount of $850,000 (provided that the warrants issued in connection with the February 23, 2005 promissory notes were not cancelled and therefore remain outstanding). In connection with the issuance of notes, the Company issued 41,667 warrants to purchase common stock. The issuances were made to Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe, Ltd., and M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC), all of which are related entities. The warrants have a term of three years with an exercise price of $4.08 per share. The Company granted registration rights to the holders of the warrants, which rights are exercisable on or after February 1, 2006. The fair value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $166,000 based on a fair value price of $4.00, assuming an expected life of 3 years, a risk-free interest rate of 3.76%, volatility of 261.0%, and no dividend yield. When combined with the face value of the notes, these warrants result in a debt discount with an allocated fair value of approximately $139,000. This debt discount, combined with the stated interest rate of 10%, results in an effective interest rate of approximately 21%. The value of the warrants was recorded as a liability and as a debt discount that will be recognized ratably as interest expense over the term of the debt using the effective interest rate method.

The warrants to purchase a combined 150,362 shares discussed above has been recorded as a liability at the fair value of the warrants issued to M.A.G. Capital, LLC in conjunction with the promissory notes was approximately $515,000. At December 31, 2005, the fair value of these warrants was determined to be approximately $239,000 which resulted in the Company reducing interest expense by approximately $276,000 during the year ended December 31, 2005.

On September 9, 2005, the Company issued 5 year warrants, which vested immediately at the date of grant, to purchase an aggregate of 12,500 shares of Common Stock at an exercise price of $3.76 per share to JAS Financial Services. The fair value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $47,000 based on a fair value price of $3.76, assuming an expected life of 5 years, a risk-free interest rate of 4.14%, volatility of 295%, and no dividend yield. The fair value of the warrants were recorded as an increase to additional paid-in capital and recognized as stock compensation expense in 2005.

On December 9, 2005, the Company issued 2 year warrants, which vested immediately at the date of grant, to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $1.76 per share to Jason Cohen, former President of M Wave DBS, as part of his separation agreement with the Company that included the Company rescinding his options which were replaced by these warrants. The fair value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $70,000 based on a fair value price of $1.40, assuming an expected life of 2 years, a risk-free interest rate of 4.54%, volatility of 174%, and no dividend yield. The fair value of the warrants were recorded as an increase to additional paid-in capital and recognized as stock compensation expense in 2005.

On February 28, 2006, the Company re-priced all of their warrants issued to M.A.G. Capital, LLC and related entities. A total of 532,862 warrants were re-priced from between $4.08 and $5.08 per share to $2.48 per share, one cent above the closing market price on that date. The Company recorded approximately $286,000 of stock compensation expense during 2006 related to the re-pricing of these warrants. The fair value of the re-pricing was determined using the Black Scholes option pricing model assuming a risk-free interest rate of 4.00%, volatility of 73%, and no dividend yield.

During the third quarter of 2006, the Company’s Board of Directors amended the Purchaser’s maximum ownership percentage of the Company’s outstanding Common Stock from 9.99% to 19.99%. On September 29, 2006, M.A.G. Capital, LLC, exercised 212,500 of their warrants. The Company received proceeds of approximately $527,000. As of December 31, 2006, M.A.G. Capital, LLC still held 320,363 warrants.

The following table summarizes M-Wave warrant activity during the twelve months ended December 31, 2005 and 2006:

Warrants	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2005	403,750	$2.67
Granted	212,863	2.39
Exercised	-	0
Forfeited or expired	-	0
Outstanding at December 31, 2005	616,613	2.57
Granted	0	0
Exercised	(212,500)	2.48
Forfeited or expired	-	0
Outstanding at December 31, 2006	404,113	$2.62	4.89	$26,000

Exercisable at December 31, 2006	404,113	$2.62	4.89	$26,000

12.	PREFERRED STOCK

During the first quarter of 2006 the Company issued an aggregate of 45,648 shares of Series B Convertible Preferred Stock which is convertible into shares of the Company’s common stock. The Series B Preferred was issued to Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd. in exchange for cancellation of indebtedness owed to them by the Company.

The Series B Stock is non-voting and is entitled to receive monthly dividends at an annual rate equal to 15%, subject to reduction to 9% after the registration statement is declared effective by the Securities and Exchange Commission (“SEC”). The monthly dividends are payable in cash. The number of shares into which one share of Series B Stock shall be convertible shall be determined by dividing $100.00 by $3.16 (subject to adjustment). In addition, the Series B Stock has liquidation preferences and certain other privileges.

The Company also issued an additional 19,000 shares of Series B Preferred Stock in exchange for $1,900,000 which will be held in a reserve account to be released by a majority of the independent directors as appropriate to fund expenses of the company. These proceeds are included in cash and cash equivalents on the accompanying consolidated balance sheet at December 31, 2006 in the amount of approximately $1,511,000. These funds are not restricted by a third party, and therefore, are generally available for continuing operations.

On December 29, 2006, the Company issued an additional 5,000 shares of its Series B Preferred Stock, receiving proceeds of approximately $500,000.

The Company paid fees of approximately $122,000 in connection with the combination of debt to equity conversion and additional equity placement.

The Series B stock is non-voting and is entitled to receive monthly dividends at an annual rate of 15%, subject to reduction to 9% after the Registration Statement is declared effective by the Securities and Exchange Commission. The Company is to use its best efforts to file a registration statement covering the shares of common stock underlying the Series B Convertible Preferred Stock (the “Conversion Shares”), the shares of common stock underlying the Warrants (the “Warrant Shares”), and the shares of common stock underlying the Series A Preferred Stock issued by the Company to the Purchasers on June 17, 2004. Mercator waived their dividend payments for the months of May, June, August, September, October, November, and December 2006. For the period ended December 31, 2006, the Company paid dividends on the Series B shares in the amount of approximately $236,000 for the months March, April, and July 2006.

During 2006, Mercator did not convert any shares of their preferred stock into common shares. As of December 31, 2006 there are 12,500 Series A preferred shares outstanding and 69,648 Series B preferred shares outstanding.

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

The warrants to purchase a combined 150,362 shares had been previously recorded as a liability at the fair value of the warrants issued to M.A.G. Capital, LLC in conjunction with the promissory notes. At December 31, 2005, the fair value of these warrants was determined to be approximately $239,000. In accordance with SFAS 133 guidance, the Company is required to adjust the fair value of the warrants at each reporting period. For the twelve months ended December 31, 2006, the Company reduced interest expense by approximately $5,000 for the reduction in the warrants fair value.

On March 31, 2006, the Company received a waiver from M.A.G. Capital, LLC on all penalties and fees associated with the Company’s failure to register the warrant shares. As a result, the Company reclassified the value of these warrants from liabilities to equity.

On February 28, 2006, the Company re-priced all of their warrants issued to M.A.G. Capital, LLC and related entities. A total of 532,862 warrants were re-priced from between $4.08 and $5.08 per share to $2.48 per share, one cent above the closing market price on that date. The Company recorded approximately $286,000 of stock compensation expense during 2006 related to the re-pricing of these warrants. The fair value of the re-pricing was determined using the Black Scholes option pricing model.

During the third quarter of 2006, the Company’s Board of Directors amended the Purchaser’s maximum ownership percentage of the Company’s outstanding Common Stock from 9.99% to 19.99%. On September 29, 2006, M.A.G. Capital, LLC, exercised 212,500 of their warrants. The Company received proceeds of approximately $527,000. As of December 31, 2006, M.A.G. Capital, LLC still held 320,362 warrants.

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

The purchase price was allocated to the assets acquired and liabilities assumed as of December 31, 2005, was as follows:

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

After attempts to finance and establish the business through July 2005, the Company determined the assets and business could not be re-established, and in December 2005 determined to discontinue M-Wave DBS, Inc., formerly reported as the DBS segment. In connection with that change, substantially all employees of DBS were terminated in December 2005, and the remaining assets located in warehouses in California and Florida were moved to the Company’s Franklin Park location until the inventory was completely liquidated.

M-Wave DBS, Inc. operated as a wholly owned Illinois subsidiary. The Company's remaining core business continues to be printed circuit board and related custom component business is known informally as M-Wave EMG [Electro-Mechanical Group]. Concurrently, Robert Duke serves as President-EMG division.

The Company follows the provisions of SFAS 144 to identify and account for discontinued operations. The Company carried assets and liabilities related to its discontinued DBS operations on its balance sheet. These assets were carried at their net book value which approximated its estimated net realizable value less estimated costs to sell the assets, and were included with assets from continuing operations in the accompany consolidated balance sheet. These liabilities were carried at their net book value which approximated the full amount of consideration necessary to settle these obligations. The approximate carrying value of these assets and liabilities at December 31, 2006 and December 31, 2005 is below:

	2006	2005
Accounts Receivable	$65,000	$308,000
Inventory	0	1,832,000
Prepaid Expenses	0	230,000
Total assets	$65,000	$2,370,000

Accounts Payable	$0	$1,232,000
Accrued Expenses	0	6,000
Total Liabilities	$0	$1,238,000

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

The Company entered into an agreement in October 2006 to complete the liquidation of all remaining inventory by the end of the year at a selling price which approximated the current carrying value of approximately $169,000. The Company also settled all of its remaining obligations to DBS inventory suppliers for nominal value. Based on these vendor settlements, the Company recorded approximately $324,000 in vendor debt forgiveness during the second quarter of 2006, which are included in the results from discontinued operations.

The net loss from discontinued operations for the twelve months ended December 31, 2006 and 2005 are as follows:

	12 Months Ended December 31,
	2006	2005

Net sales	$1,241,000	$2,955,000
Cost of goods sold	1,702,000	3,310,000
Gross (loss)/profit	(461,000)	(355,000)
Operating income/(expenses)	(28,000)	(2,743,000)
Income/(loss) from Discontinued operations	$(489,000)	$(3,098,000)

The loss from discontinued operations resulted in an increase to the basic and diluted loss per common share of approximately $0.31 and $2.05 for the twelve months ended December 31, 2006 and 2005 respectively.

14.	SUBSEQUENT EVENTS

On January 26, 2007, the Company entered into a Merger Agreement with SunFuels, Inc. and Blue Sun Biodiesel, LLC

The transaction is expected to close in the second quarter of 2007, pending satisfaction of conditions to closing. When the transaction closes, certain directors and the officers of SunFuels will assume control of the Company, which will change its name to Blue Sun Holdings, Inc. The Company’s operating subsidiary will be renamed Blue Sun Biodiesel, Inc.  The Company will continue to be a publicly traded and reporting company following the closing of the transaction.
As consideration for the merger transaction, the outstanding equity securities of SunFuels will be exchanged for equity securities of M-Wave. Specifically, outstanding SunFuels Common Stock, Series A Convertible Preferred Stock, options and warrants will be exchanged for Company Common Stock, Series C Convertible Preferred Stock, options and warrants, respectively. As a result, the holders of such SunFuels equity securities will own approximately 87.2% of the Common Stock of the Company, on a fully-diluted basis, assuming (i) the completion of the SunFuels Series A Convertible Preferred Stock financing described below and (ii) conversion or exercise of all convertible or exercisable securities of the Company that will be outstanding after the completion of the merger. Similarly, all of the outstanding Blue Sun membership interests not already owned by SunFuels will be exchanged for shares of Company Common Stock. As a result, the holders of such Blue Sun membership interests will own approximately 3.8% of the Common Stock of the Company, as so calculated on a fully-diluted basis. The currently outstanding shares of M-Wave Common Stock will remain outstanding and, following the exchange of SunFuels and Blue Sun equity securities for M-Wave equity securities, the currently outstanding shares, warrants and options of M-Wave will represent approximately 9.0% of the outstanding shares, warrants, and options of the Company, as so calculated on a fully-diluted basis.

The merger transaction is subject to the approval by the stockholders of M-Wave and SunFuels and the members of Blue Sun, receipt of all required consents, receipt of all regulatory approvals, and other customary closing conditions. Holders of a majority of the outstanding shares of each class of stock of SunFuels and holders of approximately 48% of the outstanding shares of Common Stock of M-Wave and 100% of the outstanding shares of each class of preferred stock of M-Wave have agreed to vote in favor of the mergers. SunFuels, which holds 94.4% of the outstanding Blue Sun membership interests, has agreed to the Blue Sun merger. In addition, the merger transaction is subject to the receipt of the remaining $10.125 million in SunFuels Series A Convertible Preferred Stock. There can be no assurances that SunFuels will receive the remaining $10.125 million or that the merger transaction will be completed as contemplated.

Because the holders of the equity securities of SunFuels will acquire a majority of M-Wave’s shares of capital stock as a result of the merger transaction, the merger transaction will be treated as a reverse merger for accounting purposes, and SunFuels will be deemed to be the acquirer in the reverse merger. Consequently, the historical financial statements of the Company will be the historical financial statements of SunFuels rather than the historical financial statements of M-Wave, and the assets and liabilities of SunFuels will be recorded at their historical cost basis to SunFuels, and the assets and liabilities of M-Wave will be recorded as if they were purchased on the closing date at their fair market value on that date.

15.	MANAGEMENT’S PLAN FOR CONTINUING OPERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

Based upon the current level of operations and anticipated growth, management believes that the Company’s current cash plus future cash flow from operations, proceeds from the sale of certain fixed assets, funds obtained from MAG Capital, LLC through conversion of debt to equity as well as additional equity placements during 2006 are adequate to cover the Company’s needs during the upcoming year.

The Company expects to complete its merger during 2007 which will substantially alter the existing business, including, but not limited to; its industry, products, and customers. The Company plans to focus its efforts on growing this new business upon completion of the merger. The Company’s existing core business and customer base will either be sold or will become a subsidiary with minimal efforts focused on this business.

As of March 21, 2007, the Company had a bank balance of approximately $1.65 million and had no outstanding debt.

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

The Company has identified a material weakness within its internal control framework relating to the preparation and timeliness of financial reporting and in connection with the adequacy of segregation of duties. The Company attributes this material weakness to limited personnel resources. Though the Company has implemented levels of supervisory reviews and employs a temporary workforce from time to time, there can be no assurance that these measures can definitively prevent transactional errors from occurring or provide the necessary accounting and financial reporting support to the Company’s accounting and finance department.

(b) Changes in internal controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the twelve months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 8B. Other Information
None

Part III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company are:

Name	Age	Position
Joseph A. Turek	49	Chairman, President, and Chief Operating Officer
Jim Mayer	56	Interim Chief Executive Officer
Jeff Figlewicz	38	Chief Financial Officer
Gary L. Castagna	44	Director
Bruce K. Nelson	52	Director
Glenn A. Norem	54	Director

The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. The Board is comprised of one Class I Directors, Bruce Nelson, one Class II Director, Joseph A. Turek, and two Class III Directors, Glenn Norem and Gary L. Castagna. The Class III Director’s term expires upon the election of directors at the 2007 annual meeting of shareholders, while the terms for the Class I and II expire upon the election of directors at the 2008 and 2009 annual meeting of shareholders, respectively.

JOSEPH A. TUREK, 49, is the founder of the Company and has served as a director of the Company since 1988. Mr. Turek served as President of the Company from 1988 to February 1997, as Chairman from 1993 to September 2004, and as Chief Executive Officer from 1993 to July 2004. Mr. Turek served for more than five years in various positions at West-Tronics, Inc., a manufacturer of low-frequency circuit boards and a contract assembler of electronic products, with his last position as President in 1987 and 1988. West-Tronics entered into an assignment for the benefit of creditors in December 1988 pursuant to which the Company purchased the assets and assumed certain liabilities of West-Tronics, Inc. Mr. Turek received a B.S.E.E. degree from the University of Notre Dame and an M.B.A. degree from Northwestern University.

JIM MAYER, 56, has been our Interim Chief Executive Officer since July 28, 2004. He has 18 years of experience, including 12 years as CEO of DiversiCorp, Inc., has managed or directed more than 50 engagements with troubled companies, and has provided a variety of services directly to clients, including due diligence, workout, collateral control, corporate restructuring, bankruptcy support, cross-border secured finance and interim management. Mr. Mayer has served on several boards of directors including the Turnaround Management Association. He has been the Managing Member of Credit Support International, a specialized consulting firm devoted to transitional and troubled middle market companies, since 1985. Pursuant to an agreement between Credit Support International and the Company, Mr. Mayer acted as Chief Restructuring Advisor to the Board of Directors of the Company from April 15, 2003 through May 14, 2004.

GARY L. CASTAGNA, 44, has been a director of the Company since January 2001. Mr. Castagna presently serves as Senior Vice President, Chief Financial Officer, and Treasurer of Amcol International Corporation, a company that is engaged in the materials and environmental industries. Mr. Castagna was a consultant to Amcol from June 2000 to February 2001 and Vice President of Chemical International Corporation, a former subsidiary of Amcol, from August 1997 to May 2000. Mr. Castagna received his bachelor's degree in accounting and finance from the University of Michigan, Ann Arbor. He has also completed graduate courses at University of Michigan, and is a certified public accountant.

BRUCE K. NELSON, 52, has been a director of the Company since 2005. Mr. Nelson presently serves as Chief Financial Officer of US Modular, a memory and storage company. Prior to joining US Modular, Mr. Nelson served as Chief Financial Officer of netGuru, Inc., a provider of engineering software and IT solutions for more than 19,000 clients worldwide from 2002 to 2007. Prior to joining netGuru, Mr. Nelson served as Chief Operating Officer of Irvine-based Millennium Information Technologies, Inc. from 1997 to 2002. Mr. Nelson holds a B.S. in Finance from University of Southern California and an MBA from Bryant College in Smithfield, Rhode Island.

GLENN A. NOREM, 54, has been a director of the Company since 2005. Mr. Norem presently serves as CEO of LoneStar CAPCO Fund, LLC, a Texas certified capital company, since its formation in March 2005. The LoneStar CAPCO Fund secures debt and equity investments in early-stage companies located in Texas.

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

JEFF FIGLEWICZ, 38, was appointed Chief Financial Officer in August 2006. From June 2004 to August 2006, Mr. Figlewicz served as Corporate Controller and Principal Accounting Oficer. Mr. Figlewicz was a Controller with Ametek-National Controls Corp from July 2002 to June 2004. From February 1997 to June 2002 Mr. Figlewicz served as Controller with Meridian Rail Products. Mr. Figlewicz received his bachelor's degree in finance from Illinois State University and received his MBA from Keller Graduate School of Management.

No family relationships exist between any director and executive officer of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Joseph A. Turek, comprising all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

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

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, or persons performing similar functions.

Item 10. Executive Compensation

The following table shows the compensation paid by the Company to the two individuals who served as the Company’s Chief Executive Officer in 2006 and its three other most highly compensated officers during 2006. No other executive officer of the Company had a total annual salary and bonus for 2006 that exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)

Jim Mayer	2006	$170,000	$0	$0	$61,880
(Interim CEO)(2)	2005	$211,000	$0	$0	$148,371

Joseph A. Turek	2006	$130,000	$0	$0	$123,759
(President & COO)(3)	2005	$197,000	$0	$0	$0

Robert Duke	2006	$148,000	$0	$0	$0
(President-EMG Division)	2005	$165,000	$0	$0	$0

Jeff Figlewicz	2006	$95,000	$0	$0	$30,940
(CFO)(4)	2005	$95,000	$0	$0	$0

SUMMARY COMPENSATION TABLE (continued)

Name and Principal Position	Year	Nonequity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jim Mayer	2006	$0	$0	$0	$231,880
(Interim CEO)(2)	2005	$0	$0	$0	$359,371

Joseph A. Turek	2006	$0	$0	$0	$253,759
(President & COO)(3)	2005	$0	$0	$0	$197,000

Robert Duke	2006	$0	$0	$0	$148,000
(President-EMG Division)	2005	$0	$0	$0	$165,000

Jeff Figlewicz	2006	$0	$0	$0	$125,940
(CFO)(4)	2005	$0	$0	$0	$95,000

(1)
Each non-employee director was granted options to purchase 24,194 shares of common stock at an exercise price of $2.72 per share. The options were valued using the Black-Scholes pricing model under the following assumptions: five year life, volatility of 275.48%, discount rate of 4.5%, and no dividend yield.

(2)	Named Chief Executive Officer on July 28, 2004. Prior to such date, he was a consultant to the Company.
(3)	Also served in the capacity of Chief Executive Officer through July 28, 2004.
(4)	Appointed Chief Financial Officer on August 26, 2006. He was hired on June 5, 2004 as Corporate Controller and Principal Accounting Officer.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

The following table presents the outstanding equity awards held as of December 31, 2006 by each named executive officer. All such awards were stock options.

	Number of Securities Underlying Unexercised Options
Name	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date
Jim Mayer	25,000 (1)	0	$2.72	2/3/2011
	37,500 (2)	0	$3.96	8/19/2010
	36,000 (3)	0	$2.68	9/1/2008

Joseph A. Turek	50,000 (4)	0	$2.72	2/3/2011

Robert Duke	25,000 (5)	0	$2.20	12/18/2008

Jeff Figlewicz	18,750 (6)	0	$2.72	2/3/2011
	6,250 (7)	0	$4.72	7/2/2009

The vesting dates of the foregoing options are as follows: (1) February 3, 2006 (2) August 19, 2005 (3) September 1, 2003 (4) June 3, 2006 (5) December 18, 2005 (6) June 3, 2006 (7) July 23, 2006.

Employment Agreements

Each of Messrs. Turek and Mayer entered into an employment agreement with the Company, effective as of July 28, 2004, which provides for his continued employment in his present capacity through December 31, 2006. Each of the foregoing agreements continues thereafter indefinitely, unless terminated by either party by giving notice at least 90 days notice prior to termination.

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

As of December 31, 2005, Messrs. Mayer, Turek, and Duke, agreed to voluntarily reduce compensation levels to $150,000, $135,000, and $150,000 respectively in an effort to assist the Company’s financial performance. The contracts of Messrs. Mayer, Turek, and Duke were not renewed by the Board of Directors and expired on December 31, 2006. However, each individual remains employed on an “at will” basis at their agreed upon rates as of December 31, 2006 on a month to month basis.

Director Compensation

On March 27, 2006, the Board of Directors unanimously approved a formal compensation package for non-executive directors. Provisions of the compensation package include the following for each independent director; a $10,000 quarterly retainer for service on the Board, fees for meeting participation, $500 for telephonic meetings and $1,500 for in person meetings, quarterly payments to non-executive Chairmen of the Audit Committee of $5,000, and Compensation committee of $1,500, and quarterly payments to non-executive members Audit committee of $1,500. Additional monthly compensation was also approved to the Chairman and non-executive members of the Special Committee, $12,000 for the Chairman and $8,000 for non-executive members for service during the existence of the Special Committee.

Each person who is a non-executive and independent member of the Board on the first business day of each calendar year is automatically granted options to purchase $60,000 worth of shares of M-Wave common stock at Fair Market Value on the first business day of each year. The options shall have an exercise price equal to 110% of the closing price on the first business day of each year and are fully vested upon issuance and have a life of five years.

A person who becomes a non-executive and independent member of the Board after the first business day of each calendar year is automatically granted options to purchase $60,000 worth of shares of M-Wave common stock at Fair Market Value upon the date of the grant. The options shall have an exercise price equal to 110% of the closing price on the business day before the date of the grant and are fully vested upon issuance.

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a non-employee director during the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash	Option Awards ($) (1)	Non-equity Incentive Plan Compensation	All Other Compensation	Total
Gary L. Castagna	$112,058	$59,885	$0	$0	$171,943

Bruce K. Nelson	$157,087	$59,885	$0	$0	$216,972

Glenn A. Norem	$118,358	$59,885	$0	$0	$178,243

(1) Each non-employee director was granted automatic options to purchase 24,194 shares of common stock at an exercise price of $2.72 per share. The options were valued using the Black-Scholes pricing model under the following assumptions: five year life, volatility of 275.48%, discount rate of 4.5%, and no dividend yield.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 31, 2007 by (1) each person known to the Company to beneficially own 5% or more of the Company’s common stock, (2) each of the Directors and each executive officer, and (3) all executive officers and directors of the Company as a group. The number of shares of common stock shown as owned below assumes the exercise of all currently exercisable options held by the applicable person or group, and the percentage shown assumes the exercise of such options and assumes that no options held by others are exercised. Unless otherwise indicated below, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their respective names. For purposes of the following table, each person’s “beneficial ownership” of the Company’s common stock has been determined in accordance with the rules of the Commission.

Name of Beneficial Holder	Number of Shares Benficially Held	Percentage of Shares Beneficially Owned (8)

M.A.G. Capital, LLC (1)(11)	349,715	19.83%
Gary L. Castagna (2)	43,944	2.49%
Jim Mayer (3)(10)	99,750	5.66%
Joseph A. Turek(4)(10)	394,750	22.39%
Bruce Nelson (5)	42,944	2.44%
Glenn Norem (6)	36,694	2.08%
Jeff Figlewicz (7)(10)	25,000	1.42%
All Directors and executive officers as a group (six persons) (8)

	643,081	36.47%

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

Name	Number of Shares of common stock Currently Held	Number of Shares to be Received Upon Conversion of Series A Preferred Stock (*)	Number of Shares to be Received Upon Conversion of Series B Preferred Stock (*)	Number of Shares to be Received Upon Exercise of Warrants (*)	Number of Shares of common stock Beneficially Owned (*)
M.A.G. Capital, LLC	39,464	0	0	215,608	255,072
Mercator Momentum Fund, LP	59,609	137,117	224,684	104,754	526,164
Mercator Momentum Fund III, LP.	102,213	95,663	1,270,506	0	1,468,382
Monarch Pointe Fund, Ltd.	148,429	86,097	708,861	0	943,387

(*)Each share of Series A Preferred Stock and Series B Preferred Stock may be converted by the holder into that number of shares of common stock as is determined by dividing 100 by $3.92 and $3.16, respectively. The documentation governing the terms of the Series A Preferred Stock, the Series B Preferred Stock and the warrants contains provisions prohibiting any conversion of the Series A Preferred Stock or the Series B Preferred Stock or exercise of the warrants that would result in M.A.G. Capital, LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., and their affiliates, collectively beneficially owning more than 9.99% of the outstanding shares of our common stock as determined under Rule 13d-3 of the Securities Exchange Act of 1934. As a result of these provisions, none of such warrants or preferred stock are currently exercisable. However, for purposes of clarity, the table above shows the conversion and exercise figures in the columns with an asterisk as if there were no 19.99% limitation in place.

(2)	Includes 43,944 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of March 31, 2007.

(3)
Includes 1,250 shares owned, 62,500 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of March 31, 2007, and 36,000 shares upon the exercise of immediately exercisable warrants, or warrants exercisable within 60 days of March 31, 2007.

(4)
Includes 344,750 shares owned. On February 6, 2006, Joseph A. Turek, Chairman of the Board, President and Chief Operating Officer of the Company, entered into a voting agreement with MAG Capital, LLC and Mercator Momentum Fund, LP whereby Mr. Turek agreed to vote all voting securities of the Company currently owned or thereafter acquired by him in favor of a significant acquisition of another company, or of the business or assets of another company, that is recommended by the Special Committee of the Company’s Board of Directors. The voting agreement terminates on the earlier of its one-year anniversary (January 26, 2008), or upon the closing of any such acquisition.

(5)	Includes 42,944 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of March 31, 2007.

(6)	Includes 36,694 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of March 31, 2007.

(7)	Includes 25,000 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of March 31, 2007.

(8)	Includes 297,081 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of March 31, 2007.

(9)	Based on 1,763,150 shares outstanding on March 31, 2007.

(10)	c/o M-Wave, Inc., 11533 Franklin Avenue, 2nd Floor, Franklin Park, Illinois 60131.

(11)	555 South Flower Street, Suite 4500, Los Angeles, California 90071.

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits

	Exhibit Index

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated January 26, 2007, by and between M-Wave, Inc., Ocean Merger Sub Inc., Sunfuels Inc., and Blue Sun Biodiesel LLC	12

3.1	Certificate of Incorporation of the Company	1

3.2	Bylaws of the Company	1

3.3	Certificate of Designations for Series A Convertible Preferred Stock	4

3.4	Certificate of Designations for Series B Convertible Preferred Stock	10

4.1	Specimen Common Stock Certificate	3

10.1	2003 Stock Incentive Plan	2

10.2	Warrant to Purchase Stock dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.3	Employment Agreement dated July 28, 2004 between the Company and Jim Mayer	3

10.4	Employment Agreement dated July 28, 2004 between the Company and Joe Turek	3

10.5	Employment Agreement dated May 1, 2004 between the Company and Robert Duke

10.6	Subscription Agreement date June 28, 2004 between the Company and Mercator Advisory Group	3

10.7	Stock Registration Rights Agreement date June 28, 2004 between the Company and Mercator Advisory Group	3

10.8	Non-statutory Stock Option Agreement date July 28, 2004 between the Company and Jim Mayer	3

10.9	Asset Purchase Agreement, dated February 25, 2005 by and between Jayco Ventures, Inc. and M-Wave DBS, Inc.	5

10.10	Promissory Note dated February 23, 2005 issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	5

10.11	Promissory Note dated February 23, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, L.P.	5

10.12	Warrant , dated February 23, 2005 issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	5

10.13	Warrant to dated February 23, 2005 issued by M-Wave, Inc, to Monarch Pointe Fund, L.P.	5

10.14	Warrant dated February 23, 2005, issued by M-Wave, Inc. to
	M.A.G. Capital, LLC	5

10.15	Non-statutory Stock Option Agreement dated December 31, 2004 between Company and Gordhan Patel	6

10.16	Amendment to 2003 Stock Incentive Plan	7

10.17	Sale of real property located at 215 Park Street Bensenville, Illinois	8

10.18	Asset sale and transition agreement dated October 21, 2005 between the Company and American Standard Circuits	8

10.19	Agreement with the Mercator Momentum Fund III amending Loan Document Purchase Agreements it acquired from Silicon Valley Bank on November 9, 2005	9

10.20	Subscription Agreement by and among: M-Wave, Inc.; Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; Monarch Pointe Fund, Ltd.; and M.A.G. Capital, LLC dated March 1, 2006.	10

10.21	Registration Rights Agreement by and among: M-Wave, Inc.; Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; Monarch Pointe Fund, Ltd.; and M.A.G. Capital, LLC dated March 1, 2006.	10

10.22	Amendment modifying the terms of existing warrants held by Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; Monarch Pointe Fund, Ltd.; and M.A.G. Capital, LLC, dated March 1, 2006.	10

10.23	Sale of real property located at 544 Pine Street	Filed Herewith

10.24	Subscription Agreement by and among: M-Wave, Inc.; Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; Monarch Pointe Fund, Ltd.; and M.A.G. Capital, LLC dated December 29, 2006.	11

10.25	Registration Rights Agreement by and among: M-Wave, Inc.; Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; Monarch Pointe Fund, Ltd.; and M.A.G. Capital, LLC dated December 29, 2006.	11

10.26	Exercise Agreement, dated January 26, 2007, between M-Wave, Inc. and MAG Capital, LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd.	12

10.27	Form of Voting Agreement between SunFuels, Inc. and certain of the shareholders of M-Wave, Inc.	12

23.1	Consent of McGladrey & Pullen, LLP	Filed Herewith

31.1	Certification of the CEO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

31.2	Certification of the CFO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

(1)	Incorporated herein by reference to the applicable exhibit to Registrants Registration Statement on Form S-1 (Registration No. 33-45499)

(2)	Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10K for the year ended December 31, 2003

(3)	Incorporated herein by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004

(4)	Incorporated herein by reference to Appendix B to the Registrant's Definitive Proxy Statement filed July 6, 2004

(5)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed March 2, 2005

(6)	Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004

(7)	Incorporated herein by reference to Appendix A to the Registrant's Proxy Statement filed April 29, 2005

(8)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed October 5, 2005

(9)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed February 2, 2006

(10)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed March 7, 2006

(11)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed January 4, 2007

(12)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed February 1, 2007

Item 14. Principal Accounting Fees and Services

During the years 2006 and 2005 we retained McGladrey and Pullen, LLP and RSM McGladrey to provide services in the following categories and paid the following approximate amounts.

	2006	2005

Audit fees	$176,516	$174,728
Audit-related fees	61,178	76,918
Tax fees	10,713	17,141
All other	0	0
Total fees	$248,407	$268,787

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
All of the non-audit services disclosed above for 2006 and 2005 were pre-approved by the Audit Committee in accordance with the procedures described below.  The Audit Committee considered whether the non-audit consulting services provided by the auditors' firm could impair the auditors' independence and concluded that such services have not impaired the auditors' independence.

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
April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jim Mayer
Jim Mayer
Interim Chief Executive Officer
April 2, 2007

/s/ Joseph A. Turek
Joseph A. Turek	/s/Bruce Nelson
Chairman, President and COO	Bruce Nelson
Director	Director
April 2, 2007	April 2, 2007

/s/ Jeff Figlewicz	/s/ Glenn Norem
Jeff Figlewicz	Glenn Norem
Chief Financial Officer	Director
April 2, 2007	April 2, 2007

/s/ Gary Castagna
Gary Gastagna
Director
April 2, 2007