Form 10QSB
period 2007-03-31
M WAVE INC
filed 2007-05-15
CIK 883842

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007	Commission File No. 0-19944

M~WAVE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3809819
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer identification No.)

11533 Franklin Ave. Franklin Park, Illinois	60131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(630) 562-5550

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

The registrant has 1,793,150 shares of common stock outstanding at May 11, 2007.

M-WAVE, INC.

Contents

Part I - Financial Information
Item 1 - Financial Statements

M-Wave, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,442,450	$1,696,340
Accounts receivable, net of allowance for doubtful accounts, 2007- $80,000: 2006- $80,000	892,906	1,089,021
Inventories, net	1,408,952	1,348,004
Prepaid expenses and other assets	182,916	115,932
Note receivable, net	0	6,836
Total current assets	3,927,224	4,256,133
EQUIPMENT:
Equipment	434,156	434,156
Less accumulated depreciation	(167,875)	(145,607)
Equipment, net	266,281	288,549
TOTAL	$4,193,505	$4,544,682

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,368,510	$1,449,083
Accrued expenses	259,688	277,746
Note payable	40,000	58,000
Total current liabilities	1,668,198	1,784,829

COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $100 par value; Series A authorized, 30,000 shares; issued and outstanding: 2007 and 2006: 12,500 shares	656,800	656,800
Series B authorized, 70,000 shares; issued and outstanding: 2007 and 2006: 69,648 shares	6,842,797	6,842,797
Common stock, $.005 par value; authorized, 20,000,000 shares; issued And outstanding 2007 and 2006: 1,763,150 shares	10,986	10,986
Additional paid-in capital	14,291,235	14,199,062
Accumulated deficit	(16,991,341)	(16,664,622)
Treasury stock, at cost, 2007 and 2006: 433,954 shares	(2,285,170)	(2,285,170)
Total stockholders' equity (deficit)	2,525,307	2,759,853
TOTAL	$4,193,505	$4,544,682

See notes to consolidated financial statements

Contents

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended March 31
	2007	2006

NET SALES	$2,262,921	$2,291,843
COST OF GOODS SOLD	1,700,396	1,689,841
Gross profit	562,525	602,002

OPERATING EXPENSES:
General and administrative	676,178	1,577,116
Selling and marketing	213,066	205,811
Total operating expenses	889,244	1,782,927

Operating loss from continuing operations	(326,719)	(1,180,925)

OTHER INCOME (EXPENSE):
Interest expense	0	(408,863)
Total other income (expense)	0	(408,863)

LOSS FROM CONTINUING OPERATIONS	(326,719)	(1,589,788)

Income tax expense	0	0

Loss from continuing operations	$(326,719)	$(1,589,788)

Loss from discontinued operations (note 9), net of tax	$0	$(249,390)

Net loss	$(326,719)	$(1,839,178)

Preferred stock dividends	$0	$(71,629)

Net loss attributable to common shareholders	$(326,719)	$(1,910,807)

BASIC AND DILUTED LOSS PER COMMON SHARE
Continuing operations	$(0.19)	$(1.07)
Discontinued operations	-	(0.16)
	$(0.19)	$(1.23)
Weighted average shares outstanding	1,763,150	1,550,650

See notes to consolidated financial statements

Contents

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(326,719)	$(1,839,177)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on disposal of property, plant, and equipment	0	24,167
Depreciation	22,268	20,310
Amortization of discount on long-term debt	0	356,787
Stock compensation recognized on options and warrants	92,173	569,179
Fair value adjustment to common stock warrants	0	(15,158)
Changes in assets and liabilities:
Accounts receivable	196,115	(271,088)
Inventories	(60,948)	924,769
Prepaid expenses and other assets	(66,984)	234,090
Accounts payable	(80,573)	(158,009)
Accrued expenses	(18,058)	(60,310)
Net cash flows used in operating activities	(242,726)	(214,440)

INVESTING ACTIVITIES:
Purchase of equipment	0	(6,500)
Proceeds from sale of property, plant and equipment	0	5,000
Repayments on note receivable	6,836	20,500
Net cash flows provided by (used in) investing activities	6,836	19,000

FINANCING ACTIVITIES:
Net borrowings on note payable, bank	0	545,000
Payments on short and long term debt	(18,000)	0
Proceeds from preferred stock issuance	0	1,777,989
Payment of preferred dividends	0	(71,629)
Net cash flows provided by financing activities	(18,000)	2,251,360

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(253,890)	2,055,920
CASH AND CASH EQUIVALENTS:
Beginning of period	1,696,340	247,731
End of period	$1,442,450	$2,303,651

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of common stock warrants to stockholders' equity	$0	$270,163
Conversion of long-term debt to stockholders' equity	0	4,564,808
Accrued interest added to note payable balance	0	20,601

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

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

2. Business Product Lines

Sales by product line for the three months ended March 31, 2007 and 2006 consisted of the following:

	2007	2006
Digital	$1,715,104	$1,976,189
Non PCB	457,715	4,211
Other	90,102	311,443
Total sales	$2,262,921	$2,291,843

Sales within the digital product line include ten key customers, which represented approximately 95% of sales in the first quarter of 2007 versus approximately 84% of sales in the first quarter of 2006.  Year to date sales for the Company’s top ten digital customers were down approximately 2% compared to prior year to date sales.

Non printed circuit board (“Non PCB”) sales represent sales of new products, other than printed circuit boards, to the Company’s existing digital customer base.  Sales within the Non PCB product line include three customers, which represented approximately 90% of sales in the first quarter of 2007 versus approximately 100% of sales in the first quarter of 2006.

Contents

Other sales primarily represent tooling charges billed to customers for either new products or existing products that have gone through a revision.  Prior year other sales also include commission revenues billed per our October 2005 agreement with American Standard Circuits (“ASC”), pursuant to which the Company sold its “RF” (radio frequency) product line, but continued to assist ASC in transitioning the RF customers throughout 2006 as well as sales to former RF customers of its remaining inventory.  Prior year sales included approximately $74,000 in commissions and approximately $129,000 in sales to former RF customers during the first quarter of 2006.

The loss of, or a substantial reduction in the orders from, the Company’s major customers could have a material effect on the financial statements.

3. Debt

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

Contents

Upon the conversion of debt to equity described above, the remaining unamortized debt discount was recognized as interest expense in the amount of approximately $357,000 during the first quarter of 2006.

On October 10, 2006, the Company financed equipment for $70,000 with a note payable with eleven monthly installments of $6,000 and a final payment of $4,000.  Amounts outstanding on the note payable at March 31, 2007 are $40,000 and are collateralized by the equipment with a depreciated cost of approximately $59,000.

4. Equity

During the first quarter of 2006 the Company issued an aggregate of 45,648 shares of Series B Convertible Preferred Stock which are convertible into shares of the Company’s common stock. The Series B Preferred was issued to Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd. in exchange for cancellation of indebtedness owed to them by the Company.

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

On December 29, 2006 the Company issued an additional 5,000 shares of Series B Preferred Stock in exchange for $500,000.

The Series B stock is non-voting and is entitled to receive monthly dividends at an annual rate of 15%, subject to reduction to 9% after the Registration Statement is declared effective by the Securities and Exchange Commission. The Company is to use its best efforts to file a registration statement covering the shares of common stock underlying the Series B Convertible Preferred Stock (the “Conversion Shares”), the shares of common stock underlying the Warrants (the “Warrant Shares”), and the shares of common stock underlying the Series A Preferred Stock issued by the Company to the Purchasers on June 17, 2004.  Mercator waived their dividend payments for the three months ended March 31, 2007.

During the first three months of 2007, Mercator did not convert any shares of their preferred stock into common shares. As of March 31, 2007 there are 12,500 Series A preferred shares outstanding and 69,648 Series B preferred shares outstanding.

Contents

Potentially dilutive common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares, and the exercise of common stock options and warrants for all periods.  For all periods ended March 31, 2007 and 2006, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net losses for each period.  Below is a tabulation of the potentially dilutive securities:

	2007	2006
Weighted average shares outstanding	1,763,150	1,550,650
Options in the money, net	68,302	6,081
Warrants in the money, net	127,026	17,164
Preferred shares convertible to Common	2,204,051	-
Total Outstanding and Potentially
Dilutive shares	4,162,529	1,573,895

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

6. Share-Based Compensation

The Company has a stock option plan that authorizes the granting of options to officers, key employees and directors to purchase the Company’s common stock at prices equal to or above the market value of the stock at the date of grant.  Under this plan the Company has 2 shares available for future grants as of March 31, 2007.  The exercise price of all employee and director options granted in 2007 and 2006 were above fair market value.

Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Estimated forfeitures are expected to be minimal and not material to the financial statements.

Contents

The Company recognizes share-based compensation expense in general and administrative expenses in the statement of operations.  For the three months ended March 31, 2007 and 2006 respectively, the Company issued 11,592 and 166,331 options, respectively.  These grants were priced at $3.41 and $2.72 respectively.  There were no options exercised or forfeited during the three months ended March 31, 2007 and 2006, respectively.

Information related to the Company’s share-based compensation plan for the three months ended March 31, 2007 and 2006, is as follows:

	2007	2006
Total share-based compensation expense	$92,173	$331,422
Weighted average grant date fair value	$3.10	$2.48
Unrecognized compensation cost	0	233,733
Remaining weighted average period cost will be recognized over	0.00	0.80

Total common stock warrants outstanding at March 31, 2007 were 404,113, and were all exercisable at March 31, 2007.

7. Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes". FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 did not have a material impact on our loss from continuing operation, net loss, or earnings per share.

The Company currently has not developed a policy on classification of interest and penalties.  The Company has no unrecognized tax benefits, accrued interest, or penalties as of the date of adoption.  The Company has no tax positions at the date of adoption in which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within one year of the adoption of FIN 48.  Tax years 2004 through 2006 remain subject to examination by major tax jurisdictions upon the adoption of FIN 48.

Contents

8. Reclassifications

Certain items in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

9. Discontinued Operations

The Company follows the provisions of SFAS 144 to identify and account for discontinued operations.  The Company carried assets and liabilities related to its discontinued operations on its balance sheet.  These assets were carried at their net book value which approximated its estimated net realizable value less estimated costs to sell the assets, and were included with assets from continuing operations in the accompanying consolidated balance sheet.  These liabilities are carried at their net book value which approximated the full amount of consideration necessary to settle these obligations.  The approximate carrying value of these assets and liabilities at March 31, 2007 and December 31, 2006 is below:

	2007	2006
Accounts Receivable	$60,000	$65,000
Inventory	0	0
Prepaid Expenses	0	0
Total assets	$60,000	$65,000

Accounts Payable	$0	$0
Accrued Expenses	0	0
Total Liabilities	$0	$0

On January 9, 2006, the Company announced it had taken steps to liquidate its M-Wave DBS, Inc (DBS) assets it previously acquired in February 2005.  In connection with that activity, the Company announced that it had terminated all but its logistics and warehousing DBS personnel and discontinued current operations.

The Company entered into an agreement in October 2006 to complete the liquidation of all remaining inventory by the end of the year at a selling price which approximated the carrying value of approximately $169,000 at September 30, 2006. The Company also settled all of its remaining obligations to DBS inventory suppliers for nominal value.  Based on these vendor settlements, the Company recorded approximately $324,000 in vendor debt forgiveness during the second quarter of 2006, which are included in the results from discontinued operations.

Contents

The net loss from discontinued operations for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
Net sales	$0	$748,665
Cost of goods sold	0	941,830
Gross (loss)/profit	0	(193,165)

Operating expenses	0	56,225

Loss from discontinued operations	$0	$(249,390)

The loss from discontinued operations resulted in an increase to the basic and diluted loss per common share of approximately $0.00 and $0.16 for the three months ended March 31, 2007 and 2006 respectively.

10.  New Accounting Pronouncements

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

Contents

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

In 2005, we started to solicit new orders and extend our product lines to include custom or engineered electronic products sourced from Asia on behalf of existing accounts. These products are sourced and imported on a pan-Asian basis and cover a broad range of components that include LED’s, wire bonding services, harnesses, extruded housing products, and other customer specific products.  This effort has been geared toward diversifying and increasing our overall margins. Initially, we solicited existing customers, but we also intend to solicit new accounts.  Our niche focuses in a higher mix of products at lower volumes that larger scale distributors or brokers fail to address.  Our customers tend to be smaller middle market companies through midsize firms with little presence or capability in Asia that elect us as their procurement partners.

Significant Event

On January 26, 2007, the Company entered into a Merger Agreement with SunFuels, Inc. and Blue Sun Biodiesel, LLC (SunFuels).

Contents

SunFuel’s primary business is the acquisition and distribution of canola oils refined into a biodiesel blend that can operate in both commercial and passenger vehicles. The primary marketing of SunFuel’s products focuses on the branded Blue Sun Fusion™ that is a blend of premium Blue Sun Biodiesel (20%) with petroleum diesel fuel (80%), along with Blue Sun's proprietary additive package specifically tailored for regional climates and seasons.  Blue Sun indicates that it will also refine biodiesel products from the plant it intends to break ground on early in 2007 located in Los Cruces, New Mexico

The transaction is expected to close in 2007, pending satisfaction of conditions to closing. When the transaction closes, certain directors and the officers of SunFuels will assume control of the Company, which will change its name to Blue Sun Holdings, Inc.  The Company’s operating subsidiary will be renamed Blue Sun Biodiesel, Inc.  The Company is expected to be a publicly traded and reporting company following the closing of the transaction.

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

Contents

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

RESULTS FOR THE THREE MONTHS ENDED March 31, 2007 COMPARED TO THE THREE MONTHS March 31, 2006

Net Sales

Net sales were approximately $2,263,000 for the three months ended March 31, 2007 versus approximately $2,292,000 during the three months ended March 31, 2006, a decrease of approximately $29,000 or 1.3%.  Sales within our digital product line decreased approximately $261,000 during the first quarter of 2007, a decrease of approximately 13% of prior year first quarter sales.   Primary factor was lower sales amongst our smaller customers of approximately $234,000.  Sales to our top ten digital customers was approximately $1,636,000 during the three months ended March 31, 2007, a decrease of approximately $29,000 compared to the three months ended March 31, 2006.  Sales amongst our top ten digital customers represented approximately 95% of sales within this product line for the three months ended March 31, 2007 compared to approximately 84% of sales within this product line for the three months ended March 31, 2006.

Sales within our non-PCB product line were approximately $458,000 for the three months ended March 31, 2007, approximately $454,000 above sales for the first three months offended March 31, 2006. As this line grows, we expect to achieve long-term revenues to approach those currently experienced within our digital product line.  The non-PCB sales recorded in the first quarter were the result of our ongoing efforts to effectively grow our core business into other products that we initiated during the latter half of 2005.  We continue to focus our efforts on growing our core business and customer base, primarily by concentrating efforts on expanding our customer base within our digital product line.  In addition, we are expanding our global sourcing efforts beyond printed circuit boards into other product lines such as extrusions, wire harnesses, castings, spinning’s, etc. Sourcing of these additional product lines, initially to our existing customer base, we believe will improve our operating results by providing increased profits on these products than we experienced with our former radio frequency (“RF”) product line.

Contents

Other revenues for the three months ended March 31, 2007 were approximately $90,000, approximately $221,000 below other revenues recorded in the three months ended March 31, 2006.  Other revenues primarily consist of tooling charges for new and redesigned products, freight charges billed, and cash discounts taken by customers for early payments, which are recorded as a reduction of sales.  Other sales for the prior year also included sales of our remaining RF inventory during the first half of the year and commissions received on providing sales assistance after the sales of our RF product line in late 2005.  Those commissions were received throughout 2006, and concluded on December 31, 2006.  Primary drivers in the decrease were prior year sales of our remaining RF product of approximately $129,000 and a decrease in commissions of approximately $57,000.  Tooling revenues decreased by approximately $24,000 in the first quarter of 2007 versus prior year sales.

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the first three months ended March 31, 2007 was approximately $563,000, or 24.9% of net sales, compared to a gross profit of approximately $602,000, or 26.3% of net sales, for the three months ended March 31, 2006.  Primary driver in the reduced margin dollars and percentage were commissions received during the prior year.  Margins within our digital product line increased by approximately 0.7% over the prior year as we continue to focus sales efforts on our higher margin customers.

Operating Expenses

General and administrative expenses were approximately $676,000 or 29.9% of net sales in the first quarter of 2007 compared to approximately $1,577,000 or 68.8% of net sales in the first quarter of 2006, a decrease of approximately $901,000.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the first quarter of 2006, payroll related expenses decreased approximately $12,000.   Professional services, which include legal, auditing, and consulting fees, increased approximately $43,000 in 2007 compared to prior year expenses.  Public company related costs such as investor relations, Sarbanes-Oxley expenses, and board and committee fees were approximately $124,000 in the first quarter of 2007 compared to approximately $483,000 during the first quarter of 2006, a decrease of approximately $359,000.  We recorded stock compensation expenses during the first quarter of 2007 of approximately $92,000 compared to approximately $569,000 for the first quarter of 2006, a decrease of approximately $477,000.  Stock compensation expense is primarily related to Board of Director and employee stock option grants issued during the first three months of 2007 and 2006, respectively.  Prior year stock compensation expense also includes expenses of approximately $238,000 recorded when we re-priced warrants in connection with our debt to equity conversion in the first quarter of 2006.  Other operating expenses decreased approximately $96,000 during the first quarter of 2007 compared to the first quarter of 2006, primarily due to a refund on prior year workers compensation premium of approximately $24,000, loss on the sale of assets in the prior year of approximately $24,000, and a reduction of miscellaneous operating expenses of approximately $48,000.

Contents

Selling and marketing expenses were approximately $213,000 or 9.4% of net sales in the first quarter of 2007 compared to approximately $206,000 or 9.0% of net sales in the first quarter of 2006.  Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the first quarter of 2006, commission paid to independent sales organizations decreased by approximately $5,000; payroll-related expenses increased by approximately $15,000. Costs related to our Singapore office increased by approximately $6,000; other sales expenses, including travel related expenses decreased by approximately $9,000 in the first quarter of 2007 versus 2006.

Operating Loss

Operating loss from continuing operations was approximately $327,000 in the first quarter of 2007 compared to an operating loss of approximately $1,181,000 in the first quarter of 2006. The decrease in operating loss of approximately $854,000 was primarily related to lower administrative expenses of approximately $901,000 described above.

Interest Income

We recorded no interest income during the first quarter of 2007 or 2006.

Interest Expense

We recorded no interest expense during the first quarter of 2007, compared to approximately $404,000 during the first quarter of 2006.   Primary factor in the decrease in interest expense related to our conversion of our debt to equity in March 2006, whereby we expensed the remaining unamortized debt discount as interest expense in the amount of approximately $357,000 for the period ended March 31, 2006.  We paid approximately $62,000 in interest expenses related to interest on our promissory notes during the first quarter of 2006. We recorded a reduction of interest expense of approximately $15,000 related to the re-valuation of warrants during the first quarter of 2006.

Contents

Preferred Stock Dividends

We did not record any preferred stock dividends in the first quarter of 2007, primarily due to the waiver of dividend payments by our preferred stockholder.  The Company recorded approximately $72,000 in preferred dividend expense during the first quarter of 2006 related to the issuance of Series B preferred stock to M.A.G. Capital, LLC, and its affiliates, in March 2006.

Liquidity and Capital Resources

Net cash used by operations was approximately $243,000 for the first three months of 2007 compared to approximately $214,000 used by operations for the first three months of 2006.

Accounts Receivable decreased approximately $196,000 due to improved collections. Inventories decreased approximately $61,000 related to normal monitoring of inventory levels. Accounts Payable decreased approximately $81,000 primarily due to the payments to suppliers in the normal course of business.

Net cash provided by investing activities was approximately $7,000 for the first three months of 2007 compared to approximately $19,000 in the first three months of 2006.   Capital expenditures were $0 in the three months of 2007 compared to approximately $7,000 in the first three months of 2006.

Net cash used in financing activities was approximately $18,000 during the first three months of 2007, primarily through payments on our note payable for equipment acquired in the prior year. Net cash provided by financing activities in the first three months of 2006 was approximately $2,251,000 related to borrowings of approximately $545,000 and issuance of preferred stock of approximately $1,778,000.

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

Contents

Based upon the current level of operations and anticipated growth, restructuring of its business focusing on higher margin product lines, placement of follow on equity financing during the past year, we believe that future cash flows from operations will be adequate to meet our anticipated liquidity requirements through this fiscal year.

Inflation

Management believes inflation has not had a material effect on the Company’s operations or on its financial position.  However, expected supplier price increases averaging approximately 4% may have a material effect on the Company’s operations and financial position in the remainder of 2007, if the Company is unable to pass through those increases under its present contracts.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, except as discussed in the next paragraph below, and in timely alerting them to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed in the next paragraph below.

As previously reported in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, the Company has a material weakness within its internal control framework relating to the preparation and timeliness of financial reporting, in connection with the adequacy of segregation of duties.  The Company attributes this material weakness to limited personnel resources. Though the Company has implemented levels of supervisory reviews from time to time, and employs a temporary workforce from time to time, there can be no assurance that these measures can definitively prevent transactional errors from occurring or provide the necessary accounting and financial reporting support to the Company’s accounting and finance department.

(b) Changes in internal controls. There was no change in the Company's internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Contents

Part II - Other Information

Item 1:  Legal Proceedings

None

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3:  Defaults Upon Senior Securities

None

Item 4:  Submission of Matters to a Vote of Security Holders

None

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

M~WAVE, Inc.

Date: May 15, 2007	/s/ Jeff Figlewicz
Jeff Figlewicz
Chief Financial Officer

Contents

	Exhibit Index

Exhibit
No.	Description	Location

2.1	Agreement and Plan of Merger, dated January 26, 2007, by and between M-Wave, Inc., Ocean Merger Sub Inc., Sunfuels Inc., and Blue Sun Biodiesel LLC	12

3.1	Certificate of Incorporation of the Company	1

3.2	Bylaws of the Company	1

3.3	Certificate of Designations for Series A Convertible Preferred Stock	4

3.4	Certificate of Designations for Series B Convertible Preferred Stock	10

4.1	Specimen Common Stock Certificate	3

10.1	2003 Stock Incentive Plan	2

10.2	Warrant to Purchase Stock dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.3	Employment Agreement dated July 28, 2004 between the Company and Jim Mayer	3

10.4	Employment Agreement dated July 28, 2004 between the Company and Joe Turek	3

10.5	Employment Agreement dated May 1, 2004 between the Company and Robert Duke	3

10.6	Subscription Agreement date June 28, 2004 between the Company and Mercator Advisory Group	3

10.7	Stock Registration Rights Agreement date June 28, 2004 between the Company and Mercator Advisory Group	3

10.8	Non-statutory Stock Option Agreement date July 28, 2004 between the Company and Jim Mayer	3

Contents

10.9	Asset Purchase Agreement, dated February 25, 2005 by and between Jayco Ventures, Inc. and M-Wave DBS, Inc.	5

10.10	Promissory Note dated February 23, 2005 issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	5

10.11	Promissory Note dated February 23, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, L.P.	5

10.12	Warrant , dated February 23, 2005 issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	5

10.13	Warrant to dated February 23, 2005 issued by M-Wave, Inc, to Monarch Pointe Fund, L.P.	5

10.14	Warrant dated February 23, 2005, issued by M-Wave, Inc. to M.A.G. Capital, LLC	5

10.15	Non-statutory Stock Option Agreement dated December 31, 2004 between Company and Gordhan Patel	6

10.16	Amendment to 2003 Stock Incentive Plan	7

10.17	Sale of real property located at 215 Park Street Bensenville, Illinois	8

10.18	Asset sale and transition agreement dated October 21, 2005 between the Company and American Standard Circuits	8

10.19	Agreement with the Mercator Momentum Fund III amending Loan Document Purchase Agreements it acquired from Silicon Valley Bank on November 9, 2005	9

10.20	Subscription Agreement by and among: M-Wave, Inc.; Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; Monarch Pointe Fund, Ltd.; and M.A.G. Capital, LLC dated March 1, 2006.	10

10.21	Registration Rights Agreement by and among: M-Wave, Inc.; Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; Monarch Pointe Fund, Ltd.; and M.A.G. Capital, LLC dated March 1, 2006.	10

Contents

10.22	Amendment modifying the terms of existing warrants held by Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; Monarch Pointe Fund, Ltd.; and M.A.G. Capital, LLC, dated March 1, 2006.	10

10.23	Sale of real property located at 544 Pine Street Bensenville, Illinois	13

10.24	Subscription Agreement by and among: M-Wave, Inc.; Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; Monarch Pointe Fund, Ltd.; and M.A.G. Capital, LLC dated December 29, 2006.	11

10.25	Registration Rights Agreement by and among: M-Wave, Inc.; Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; Monarch Pointe Fund, Ltd.; and M.A.G. Capital, LLC dated December 29, 2006.	11

10.26	Exercise Agreement, dated January 26, 2007, between M-Wave, Inc. and MAG Capital, LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd.	12

10.27	Form of Voting Agreement between SunFuels, Inc. and certain of the shareholders of M-Wave, Inc.	12

31.1	Certification of the CEO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

31.2	Certification of the CFO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

(1)	Incorporated herein by reference to the applicable exhibit to Registrants Registration Statement on Form S-1 (Registration No. 33-45499)

Contents

(2)	Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10K for the year ended December 31, 2003

(3)	Incorporated herein by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004

(4)	Incorporated herein by reference to Appendix B to the Registrant's Definitive Proxy Statement filed July 6, 2004

(5)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed March 2, 2005

(6)	Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004

(7)	Incorporated herein by reference to Appendix A to the Registrant's Proxy Statement filed April 29, 2005

(8)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed October 5, 2005

(9)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed February 2, 2006

(10)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed March 7, 2006

(11)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed January 4, 2007

(12)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed February 1, 2007

(13)	Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2006