Form 10QSB
period 2007-06-30
M WAVE INC
filed 2007-08-14
CIK 883842

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007	Commission File No. 0-19944

M~WAVE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3809819
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer identification No.)

11533 Franklin Ave. Franklin Park, Illinois	60131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(630) 562-5550

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

The registrant has 1,813,150 shares of common stock outstanding at August 10, 2007.

M-WAVE, INC.

Contents

Part I - Financial Information
Item 1 - Financial Statements

M-Wave, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,412,713	$1,696,340
Accounts receivable, net of allowance for doubtful accounts,
2007- $80,000: 2006- $80,000	1,009,042	1,089,021
Inventories, net	1,635,583	1,348,004
Prepaid expenses and other assets	361,486	115,932
Note receivable, net	0	6,836
Total current assets	4,418,823	4,256,133
EQUIPMENT:
Equipment	434,156	434,156
Less accumulated depreciation	(190,141)	(145,607)
Equipment, net	244,015	288,549
TOTAL	$4,662,838	$4,544,682

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,405,668	$1,449,083
Accrued expenses	675,102	277,746
Note payable	22,000	58,000
Total current liabilities	2,102,770	1,784,829

COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $100 par value; Series A authorized, 30,000 shares;
issued and outstanding: 2007 and 2006: 12,500 shares	656,800	656,800
Series B authorized, 70,000 shares; issued and outstanding:
2007 and 2006: 69,648 shares	6,842,797	6,842,797
Common stock, $.005 par value; authorized, 20,000,000 shares;
issued and outstanding 2007: 1,813,150 shares; 2006: 1,763,150 shares	11,236	10,986
Additional paid-in capital	14,378,985	14,199,062
Accumulated deficit	(17,044,580)	(16,664,622)
Treasury stock, at cost, 2007 and 2006: 433,954 shares	(2,285,170)	(2,285,170)
Total stockholders' equity	2,560,068	2,759,853
TOTAL	$4,662,838	$4,544,682

See notes to consolidated financial statements

Contents

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended June 30
	2007	2006

NET SALES	$2,785,983	$2,286,994
COST OF GOODS SOLD	2,073,619	1,684,207
Gross profit	712,364	602,787

OPERATING EXPENSES:
General and administrative	554,937	1,035,413
Selling and marketing	210,666	191,111
Total operating expenses	765,603	1,226,524

LOSS FROM CONTINUING OPERATIONS	(53,239)	(623,737)

Income from discontinued operations (note 9), net of tax	$0	$119,086

Net loss	$(53,239)	$(504,651)

Preferred stock dividends	$0	$(80,810)

Net loss attributable to common shareholders	$(53,239)	$(585,461)

BASIC AND DILUTED LOSS PER COMMON SHARE
Continuing operations	$(0.03)	$(0.45)
Discontinued operations	-	0.08
	$(0.03)	$(0.38)
Weighted average shares outstanding	1,796,447	1,550,650
See notes to consolidated financial statements

Contents

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended June 30
	2007	2006

NET SALES	$5,048,904	$4,578,837
COST OF GOODS SOLD	3,774,015	3,374,048
Gross profit	1,274,889	1,204,789

OPERATING EXPENSES:
General and administrative	1,231,115	2,612,529
Selling and marketing	423,732	396,922
Total operating expenses	1,654,847	3,009,451

Operating loss from continuing operations	(379,958)	(1,804,662)

OTHER EXPENSE:
Interest expense	0	(408,863)
Total other expense	0	(408,863)

Loss from continuing operations	$(379,958)	$(2,213,525)

Loss from discontinued operations (note 9), net of tax	$0	$(130,303)

Net loss	$(379,958)	$(2,343,828)

Preferred stock dividends	$0	$(152,439)

Net loss attributable to common shareholders	$(379,958)	$(2,496,267)

BASIC AND DILUTED LOSS PER COMMON SHARE
Continuing operations	$(0.21)	$(1.53)
Discontinued operations	-	(0.08)
	$(0.21)	$(1.61)
Weighted average shares outstanding	1,779,890	1,550,650
See notes to consolidated financial statements

Contents

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(379,958)	$(2,343,828)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Loss on disposal of property, plant, and equipment	0	24,167
Depreciation	44,534	39,297
Amortization of discount on long-term debt	0	356,787
Trade debt forgiveness	0	(323,772)
Stock compensation recognized on options and warrants	92,173	690,312
Fair value adjustment to common stock warrants	0	(15,158)
Changes in assets and liabilities:
Accounts receivable	79,979	132,751
Inventories	(287,579)	1,362,532
Prepaid expenses and other assets	(245,554)	193,102
Accounts payable	(43,415)	(1,019,452)
Accrued expenses	397,356	(46,888)
Net cash flows used in operating activities	(342,463)	(950,150)

INVESTING ACTIVITIES:
Purchase of equipment	0	(21,448)
Proceeds from sale of property, plant and equipment	0	5,000
Repayments on note receivable	6,836	40,999
Net cash flows provided by investing activities	6,836	24,551

Contents

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	88,000	0
Net borrowings on note payable, bank	0	545,000
Payments on short and long term debt	(36,000)	0
Proceeds from preferred stock issuance	0	1,777,989
Payment of preferred dividends	0	(152,439)
Net cash flows provided by financing activities	52,000	2,170,550

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(283,627)	1,244,951
CASH AND CASH EQUIVALENTS:
Beginning of period	1,696,340	247,731
End of period	$1,412,713	$1,492,682

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of common stock warrants to stockholders' equity	$0	$270,163
Conversion of long-term debt to stockholders' equity	0	4,564,808
Accrued interest added to note payable balance	0	20,601

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

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

2.   Business Product Lines

Sales by product line for the three and six months ended June 30, 2007 and 2006 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Digital	$1,941,931	$1,802,479	$3,657,035	$3,778,668
Non PCB	769,679	94,905	1,227,394	99,116
Other	74,373	389,610	164,475	701,053
Total sales	$2,785,983	$2,286,994	$5,048,904	$4,578,837

Sales within the digital product line include ten key customers, which represented approximately 92% of sales in the second quarter of 2007 versus approximately 92% of sales in the second quarter of 2006.  Year to date sales for these key customers within the digital product line represented approximately 94% of sales versus approximately 88% of year to date sales in 2006.  Year to date sales for the Company’s top ten digital customers were up approximately 3% compared to prior year to date sales.

Contents

Non printed circuit board (“Non PCB”) sales represent sales of new products, other than printed circuit boards, to the Company’s existing digital customer base.  Sales within the Non PCB product line include three primary customers, which represented approximately 93% of sales of Non PCB products in the second quarter of 2007 versus approximately 68% of sales in the second quarter of 2006.  Year to date sales for these key Non PCB customers represented approximately 92% of sales of non PCB products versus approximately 69% of year to date sales in 2006.  Year to date sales for the Company’s top three Non PCB customers were up approximately 1,547% compared to prior year to date sales.

Other sales primarily represent tooling charges billed to customers for either new products or existing products that have gone through a revision.  Prior year other sales also include commission revenues billed per our October 2005 agreement with American Standard Circuits (“ASC”), pursuant to which the Company sold its “RF” (radio frequency) product line, but continued to assist ASC in transitioning the RF customers throughout 2006 as well as sales to former RF customers of its remaining inventory.  Prior year sales included approximately $83,000 in commissions and approximately $153,000 in sales to former RF customers during the second quarter of 2006.  Prior year to date sales included approximately $157,000 in commissions and approximately $282,000 in sales to former RF customers.

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

Contents

Promissory notes issued to MAG Capital	$2,400,000
Bank notes purchased by MAG Capital	$1,619,808
MAG debt financing first quarter	$545,000
Total debt converted to equity	$4,564,808

Upon the conversion of debt to equity described above, the remaining unamortized debt discount was recognized as interest expense in the amount of approximately $357,000 during the first quarter of 2006.

On October 10, 2006, the Company financed equipment for $70,000 with a note payable with eleven monthly installments of $6,000 and a final payment of $4,000.  Amounts outstanding on the note payable at June 30, 2007 are $22,000 and are collateralized by the equipment with a depreciated cost of approximately $56,000.

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

The Company also issued an additional 19,000 shares of Series B Preferred Stock in exchange for $1,900,000 which was held in a reserve account to be released by a majority of the independent directors as appropriate to fund expenses of the company.  As of June 30, 2007, there was approximately $1,000,000 remaining in the account to fund future expenses.

The Company paid fees of approximately $122,000 in connection with the combination of debt to equity conversion and additional equity placement.

On December 29, 2006 the Company issued an additional 5,000 shares of Series B Preferred Stock in exchange for $500,000.

The Series B stock is non-voting and is entitled to receive monthly dividends at an annual rate of 15%, subject to reduction to 9% after the Registration Statement is declared effective by the Securities and Exchange Commission. The Company is to use its best efforts to file a registration statement covering the shares of common stock underlying the Series B Convertible Preferred Stock (the “Conversion Shares”), the shares of common stock underlying the Warrants (the “Warrant Shares”), and the shares of common stock underlying the Series A Preferred Stock issued by the Company to the Purchasers on June 17, 2004.  Mercator waived their dividend payments for the three and six months ended June 30, 2007.

Contents

During the first six months of 2007 and 2006, Mercator did not convert any shares of their preferred stock into common shares. As of June 30, 2007 there are 12,500 Series A preferred shares outstanding and 69,648 Series B preferred shares outstanding.

Potentially dilutive common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares, and the exercise of common stock options and warrants for all periods.  For all periods ended June 30, 2007 and 2006, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net losses for each period.  Below is a tabulation of the potentially dilutive securities:

	3 months ended June 30,		6 months ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding	1,796,447	1,550,650	1,779,890	1,550,650
Options in the money, net	31,706	83,566	50,228	50,228
Warrants in the money, net	59,014	60,326	82,013	31,419
Total Outstanding and Potentially
Dilutive shares	1,887,167	1,694,542	1,912,131	1,632,297

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

6.  Share-Based Compensation

The Company has a stock option plan that authorizes the granting of options to officers, key employees and directors to purchase the Company’s common stock at prices equal to or above the market value of the stock at the date of grant.  Under this plan, substantially all shares authorized under the plan have been granted as of June 30, 2007.  The exercise price of all employee and director options granted in 2007 and 2006 were above fair market value.

Contents

Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Estimated forfeitures are expected to be minimal and not material to the financial statements.

The Company recognizes share-based compensation expense in general and administrative expenses in the statement of operations.  The Company did not issue any options during the three months ended June 30, 2007 and 2006 respectively.  For the six months ended June 30, 2007 and 2006 respectively, the Company issued 11,592 and 166,331 options, respectively.  These grants were priced at $3.41 and $2.72 respectively.  There were no options exercised or forfeited during the three and six months ended June 30, 2007 and 2006, respectively.

Information related to the Company’s share-based compensation plan for the three and six months ended June 30, 2007 and 2006, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Total share-based compensation expense	$-	$121,133	$92,173	$452,555
Weighted average grant date fair value	$-	$-	$3.10	$2.48
Unrecognized compensation cost	0	0	0	112,600
Remaining weighted average period cost will be recognized over	0.00	0.00	0.00	0.70

Total common stock warrants outstanding at June 30, 2007 were 354,113, and were all exercisable at June 30, 2007.  During the second quarter of 2007, 50,000 warrants priced at $1.76 were exercised.  The Company received cash of approximately $88,000 and recorded an increase to common stock and additional paid in capital.

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

Contents

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

The Company adopted FIN 48 as of March 31, 2007.  The Company has no unrecognized tax benefits, accrued interest, or penalties as of the date of adoption.  The Company has no tax positions at the date of adoption in which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within one year of the adoption of FIN 48.  Tax years 2004 through 2006 remain subject to examination by major tax jurisdictions upon the adoption of FIN 48.

8.  Reclassifications

Certain items in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

9.  Discontinued Operations

The Company follows the provisions of SFAS 144 to identify and account for discontinued operations.  The Company carried assets and liabilities related to its discontinued operations on its balance sheet.  These assets were carried at their net book value which approximated its estimated net realizable value less estimated costs to sell the assets, and were included with assets from continuing operations in the accompanying consolidated balance sheet.  These liabilities are carried at their net book value which approximated the full amount of consideration necessary to settle these obligations.  The approximate carrying value of these assets and liabilities at June 30, 2007 and December 31, 2006 is below:

	2007	2006
Accounts Receivable	$3,000	$65,000
Total assets	$3,000	$65,000

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

Contents

The net loss from discontinued operations for the three and six months ended June, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$-	$256,000	$-	$831,000
Cost of goods sold	-	322,000	-	1,090,000

Gross (loss)/profit	-	(66,000)	-	(259,000)
Operating income/(expenses)	-	185,000	-	124,000
Income/(loss) from Discontinued operations	$-	$119,000	$-	$(135,000)

The loss from discontinued operations resulted in a decrease to the basic and diluted loss per common share of approximately $0.00 and $0.08 for the three months ended June 30, 2007 and 2006 respectively.   The loss from discontinued operations resulted in an increase to the basic and diluted loss per common share of approximately $0.00 and $0.08 for the six months ended June 30, 2007 and 2006 respectively.

10.  New Accounting Pronouncements

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

Contents

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

Significant Events

On January 26, 2007, the Company entered into a Merger Agreement with SunFuels, Inc. and Blue Sun Biodiesel, LLC (SunFuels).

SunFuel’s primary business is the acquisition and distribution of canola oils refined into a biodiesel blend that can operate in both commercial and passenger vehicles. The primary marketing of SunFuel’s products focuses on the branded Blue Sun Fusion™ that is a blend of premium Blue Sun Biodiesel (20%) with petroleum diesel fuel (80%), along with Blue Sun's proprietary additive package specifically tailored for regional climates and seasons.  Blue Sun indicates that it will also refine biodiesel products from the plant it intends to break ground on in 2007 located in Los Cruces, New Mexico.

Contents

The transaction is expected to close in the fourth quarter of 2007, pending satisfaction of conditions to closing. When the transaction closes, certain directors and the officers of SunFuels will assume control of the Company, which will change its name to Blue Sun Holdings, Inc.  The Company’s operating subsidiary will be renamed Blue Sun Biodiesel, Inc.  The Company is expected to be a publicly traded and reporting company following the closing of the transaction.

As consideration for the merger transaction, the outstanding equity securities of SunFuels will be exchanged for equity securities of M-Wave.  Specifically, outstanding SunFuels Common Stock, Series A Convertible Preferred Stock, options and warrants will be exchanged for Company Common Stock, Series C Convertible Preferred Stock, options and warrants, respectively.  As a result, the holders of such SunFuels equity securities will own approximately 87.2% of the Common Stock of the Company, on a fully-diluted basis, assuming (i) the completion of the SunFuels Series A Convertible Preferred Stock financing described below and (ii) conversion or exercise of all convertible or exercisable securities of the Company that will be outstanding after the completion of the merger.  Similarly, all of the outstanding Blue Sun membership interests not already owned by SunFuels will be exchanged for shares of Company Common Stock.  As a result, the holders of such Blue Sun membership interests will own approximately 3.8% of the Common Stock of the Company, as so calculated on a fully-diluted basis.  The currently outstanding shares of M-Wave Common Stock will remain outstanding and, following the exchange of SunFuels and Blue Sun equity securities for M-Wave equity securities, the currently outstanding shares, warrants and options of M-Wave will represent approximately 8.0% of the outstanding shares, warrants, and options of the Company, as so calculated on a fully-diluted basis.

The merger transaction is subject to the approval by the stockholders of M-Wave and SunFuels and the members of Blue Sun, receipt of all required consents, receipt of all regulatory approvals, and other customary closing conditions.  Holders of a majority of the outstanding shares of each class of stock of SunFuels and holders of approximately 48% of the outstanding shares of Common Stock of M-Wave and 100% of the outstanding shares of each class of preferred stock of M-Wave have agreed to vote their Common Stock in favor of the mergers.  SunFuels, which holds 94.4% of the outstanding Blue Sun membership interests, has agreed to the Blue Sun merger.  In addition, the merger transaction is subject to the receipt of the remaining $10.125 million in SunFuels Series A Convertible Preferred Stock. There can be no assurances that SunFuels will receive the remaining $10.125 million or that the merger transaction will be completed as contemplated.

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

Contents

On July 20, 2007, the Company entered into an Asset Purchase Agreement for the sale of the Company’s current business operations, by and among the Company, M-Wave International, LLC, an Illinois limited liability company (the “Purchaser”), Joseph Turek, and Robert Duke.  The Purchaser is a company formed by Joseph Turek, the Company’s Chairman and Chief Operating Officer and Robert Duke, the President of the Company’s Electro-Mechanical Group division.

In accordance with the terms of the Asset Purchase Agreement, the Purchaser will acquire substantially all of the assets and will assume substantially all of the liabilities of the Company related to its current business operations.  As consideration for the acquisition, the Purchaser will deliver to the Company 300,000 shares of the Company’s common stock that are currently owned by Mr. Turek.  In addition, if the net working capital of the sold business exceeds $770,000 at the closing of the acquisition, the Purchaser will be required to deliver to the Company additional shares of the Company’s common stock, which shares will be valued at $3.00 per share for such purpose.

On July 12, 2007, the Board of Directors authorized a six month extension of M.A.G. Capital’s warrants that were set to expire on July 23, 2007.  This action extended the life of approximately 253,000 of approximately 320,000 warrants, all priced at $2.48, to January 23, 2008.  The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $49,000 based on a fair value price of $0.19, assuming an expected life of 6 months, a risk-free interest rate of 5.13%, volatility of 21.3%, and no dividend yield.  M.A.G. Capital has approximately 50,000 warrants set to expire on February 23, 2008, and approximately 17,000 warrants set to expire on June 16. 2008.  All warrants owned by M.A.G. Capital are fully vested and exercisable as of June 30, 2007.

RESULTS FOR THE THREE MONTHS ENDED June 30, 2007 COMPARED TO THE THREE MONTHS ENDED June 30, 2006

Net Sales

Net sales were approximately $2,786,000 for the three months ended June 30, 2007 versus approximately $2,287,000 during the three months ended June 30, 2006, an increase of approximately $499,000 or 21.8%.  Sales within our digital product line increased approximately $140,000 during the second quarter of 2007, an increase of approximately 8% of prior year second quarter sales.     Sales to our top ten digital customers were approximately $1,791,000 during the three months ended June 30, 2007, an increase of approximately $138,000 compared to the three months ended June 30, 2006.  Sales amongst our top ten digital customers represented approximately 92% of sales within this product line for the three months ended June 30, 2007 compared to approximately 92% of sales within this product line for the three months ended June 30, 2006.

Contents

Sales within our non-PCB product line were approximately $770,000 for the three months ended June 30, 2007, approximately $675,000 above sales for the three months ended June 30, 2006. As this line grows, we expect to achieve long-term revenues to approach those currently experienced within our digital product line.  The non-PCB sales recorded in the second quarter were the result of our ongoing efforts to effectively grow our core business into other products that we initiated during the latter half of 2005.  We continue to focus our efforts on growing our core business and customer base, primarily by concentrating efforts on expanding our customer base within our digital product line.  In addition, we are expanding our global sourcing efforts beyond printed circuit boards into other product lines such as extrusions, wire harnesses, castings, spinning’s, etc. Sourcing of these additional product lines, initially to our existing customer base, we believe will improve our operating results by providing increased profits on these products than we experienced with our former radio frequency (“RF”) product line.

Other revenues for the three months ended June 30, 2007 were approximately $74,000, approximately $316,000 below other revenues recorded in the three months ended June 30, 2006.  Other revenues primarily consist of tooling charges for new and redesigned products, freight charges billed, and cash discounts taken by customers for early payments, which are recorded as a reduction of sales.  Other sales for the prior year also included sales of our remaining RF inventory during the first half of the year and commissions received on providing sales assistance after the sales of our RF product line in late 2005.   Primary drivers in the decrease were prior year sales of our remaining RF product of approximately $153,000.  Commissions for the three months ended June 30, 2007 were approximately $15,000, a decrease of approximately $68,000 versus commissions recorded in the three months ended June 30, 2006.  Tooling revenues were approximately $73,000 for the three months ended June 30, 2007, a decrease of approximately $47,000 versus tooling revenues recorded in the three months ended June 30, 2006.

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the three months ended June 30, 2007 was approximately $712,000, or 25.6% of net sales, compared to a gross profit of approximately $603,000, or 26.4% of net sales, for the three months ended June 30, 2006.  Increased sales levels was the primary driver of increased margin dollars, while lower commissions recorded attributed to the slight decrease in margin percentage.  Margins within our digital product line increased by approximately 0.3% over the prior year as we continue to focus sales efforts on our higher margin customers.

Contents

Operating Expenses

General and administrative expenses were approximately $555,000 or 19.9% of net sales in the second quarter of 2007 compared to approximately $1,035,000 or 45.2% of net sales in the second quarter of 2006, a decrease of approximately $480,000.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the second quarter of 2006, payroll related expenses decreased approximately $45,000.   Professional services, which include legal, auditing, and consulting fees, decreased approximately $25,000 in 2007 compared to prior year expenses.  Public company related costs such as investor relations, Sarbanes-Oxley expenses, and board and committee fees were approximately $54,000 in the second quarter of 2007 compared to approximately $353,000 during the second quarter of 2006, a decrease of approximately $299,000.  We recorded no stock compensation expenses during the second quarter of 2007 compared to approximately $121,000 for the second quarter of 2006.  Stock compensation expense is primarily related to Board of Director and employee stock option grants issued during the first quarter of 2007 and 2006, respectively.  Other operating expenses increased approximately $10,000 during the second quarter of 2007 compared to the second quarter of 2006.  These expenses include travel, telephone, insurance, depreciation, and rent.

Selling and marketing expenses were approximately $211,000 or 7.6% of net sales in the second quarter of 2007 compared to approximately $191,000 or 8.3% of net sales in the second quarter of 2006.  Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the second quarter of 2006, commission paid to independent sales organizations increased by approximately $5,000 due to higher sales levels; payroll-related expenses increased by approximately $10,000. Costs related to our Singapore office increased by approximately $6,000; other sales expenses, including travel related expenses decreased by approximately $1,000 in the second quarter of 2007 compared to the second quarter of 2006.

Operating Loss

Operating loss from continuing operations was approximately $53,000 in the second quarter of 2007 compared to an operating loss of approximately $624,000 in the second quarter of 2006. The decrease in operating loss of approximately $571,000 was primarily related to lower administrative expenses of approximately $480,000 described above combined with increased gross profit attributable to higher sales levels.

Contents

Interest Income

We recorded no interest income during the second quarter of 2007 or 2006.

Interest Expense

We recorded no interest expense during the second quarter of 2007 or 2006.

Preferred Stock Dividends

We did not record any preferred stock dividends in the second quarter of 2007, primarily due to the waiver of dividend payments by our preferred stockholder.  The Company recorded approximately $81,000 in preferred dividend expense during the second quarter of 2006 related to the issuance of Series B preferred stock to M.A.G. Capital, LLC, and its affiliates, in March 2006.

RESULTS FOR THE SIX MONTHS ENDED June 30, 2007 COMPARED TO THE SIX MONTHS ENDED June 30, 2006

Net Sales

Net sales were approximately $5,049,000 for the six months ended June 30, 2007 versus approximately $4,579,000 during the six months ended June 30, 2006, an increase of approximately $470,000 or 10.3%.  Sales within our digital product line decreased approximately $122,000 during the first six months of 2007, a decrease of approximately 3%.  Sales to our top ten digital customers were approximately $3,427,000 during the six months ended June 30, 2007, an increase of approximately $109,000 compared to the six months ended June 30, 2006.  Sales amongst our top ten digital customers represented approximately 94% of sales within this product line for the six months ended June 30, 2007 compared to approximately 88% of sales within this product line for the six months ended June 30, 2006.

Sales within our non-PCB product line were approximately $1,227,000 for the six months ended June 30, 2007, approximately $1,128,000 above sales for the six months ended June 30, 2006. As this line grows, we expect to achieve long-term revenues to approach those currently experienced within our digital product line.  The non-PCB sales recorded in the first six months of 2007 were the result of our ongoing efforts to effectively grow our core business into other products that we initiated during the latter half of 2005.  We continue to focus our efforts on growing our core business and customer base, primarily by concentrating efforts on expanding our customer base within our digital product line.  In addition, we are expanding our global sourcing efforts beyond printed circuit boards into other product lines such as extrusions, wire harnesses, castings, spinning’s, etc. Sourcing of these additional product lines, initially to our existing customer base, we believe will improve our operating results by providing increased profits on these products than we experienced with our former radio frequency (“RF”) product line.

Contents

Other revenues for the six months ended June 30, 2007 were approximately $164,000, approximately $537,000 below other revenues recorded in the six months ended June 30, 2006.  Other revenues primarily consist of tooling charges for new and redesigned products, freight charges billed, and cash discounts taken by customers for early payments, which are recorded as a reduction of sales.  Other sales for the prior year also included sales of our remaining RF inventory during the first half of the year and commissions received on providing sales assistance after the sales of our RF product line in late 2005.    Primary drivers in the decrease were prior year sales of our remaining RF product of approximately $282,000.  Commissions for the six months ended June 30, 2007 were approximately $32,000, a decrease of approximately $125,000 versus commissions recorded in the six months ended June 30, 2006.  Tooling revenues were approximately $166,000 for the six months ended June 30, 2007, a decrease of approximately $72,000 versus tooling revenues recorded in the six months ended June 30, 2006.

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the six months ended June 30, 2007 was approximately $1,275,000, or 25.3% of net sales, compared to a gross profit of approximately $1,205,000, or 26.3% of net sales, for the six months ended June 30, 2006.  Increased sales levels was the primary driver of increased margin dollars, while lower commissions recorded attributed to the slight decrease in margin percentage.  Margins within our digital product line increased by approximately 0.2% over the prior year as we continue to focus sales efforts on our higher margin customers.

Operating Expenses

General and administrative expenses were approximately $1,231,000 or 24.4% of net sales in the first six months of 2007 compared to approximately $2,613,000 or 57.0% of net sales in the first six months of 2006, a decrease of approximately $1,382,000.

Contents

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the first six months of 2006, payroll related expenses decreased approximately $57,000.   Professional services, which include legal, auditing, and consulting fees, increased approximately $18,000 in the first six months of 2007 compared to prior year expenses.  Public company related costs such as investor relations, Sarbanes-Oxley expenses, and board and committee fees were approximately $178,000 in the first six months of 2007 compared to approximately $836,000 during the second quarter of 2006, a decrease of approximately $658,000.  We recorded stock compensation expenses of approximately $92,000 during the first six months of 2007 compared to approximately $690,000 for the first six months of 2006.  Stock compensation expense is primarily related to Board of Director and employee stock option grants issued during the first quarter of 2007 and 2006, respectively.  Prior year stock compensation expense also includes expenses of approximately $238,000 recorded when we re-priced warrants in connection with our debt to equity conversion in the first quarter of 2006.  Other operating expenses decreased approximately $87,000 during the first six months of 2007 compared to the first six months of 2006.  These expenses include travel, telephone, insurance, depreciation, and rent.

Selling and marketing expenses were approximately $424,000 or 8.4% of net sales in the first six months of 2007 compared to approximately $397,000 or 8.7% of net sales in the first six months of 2006, an increase of approximately $27,000.  Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the first six months of 2006, commission paid to independent sales organizations increased by approximately $1,000 due to higher sales levels; payroll-related expenses increased by approximately $27,000. Costs related to our Singapore office increased by approximately $12,000; other sales expenses, including travel related expenses decreased by approximately $11,000 in the first six months of 2007 compared to the first six months of 2006.

Operating Loss

Operating loss from continuing operations was approximately $380,000 in the first six months of 2007 compared to an operating loss of approximately $1,805,000 in the first six months of 2006. The decrease in operating loss of approximately $1,425,000 was primarily related to lower administrative expenses of approximately $1,382,000 described above combined with increased gross profit attributable to higher sales levels.

Interest Income

We recorded no interest income during the second quarter of 2007 or 2006.

Interest Expense

We recorded no interest expense during the first six months of 2007, compared to approximately $409,000 during the first six months of 2006.   Primary factor in the decrease in interest expense related to our conversion of our debt to equity in March 2006, whereby we expensed the remaining unamortized debt discount as interest expense in the amount of approximately $357,000 for the period ended March 31, 2006.  We paid approximately $67,000 in interest expenses related to interest on our promissory notes during the first quarter of 2006. We recorded a reduction of interest expense of approximately $15,000 related to the re-valuation of warrants during the first quarter of 2006.

Contents

Preferred Stock Dividends

We did not record any preferred stock dividends in the first six months of 2007, primarily due to the waiver of dividend payments by our preferred stockholder.  The Company recorded approximately $152,000 in preferred dividend expense during the first six months of 2006 related to the issuance of Series B preferred stock to M.A.G. Capital, LLC, and its affiliates, in March 2006.

Liquidity and Capital Resources

Net cash used by operations was approximately $342,000 for the first six months of 2007 compared to approximately $950,000 used by operations for the first six months of 2006.

Accounts Receivable decreased approximately $80,000 due to improved collections. Inventories increased approximately $288,000 related to higher inventory levels to support increased sales levels. Accounts Payable decreased approximately $43,000 primarily due to the payments to suppliers in the normal course of business.

Net cash provided by investing activities was approximately $7,000 for the first six months of 2007 compared to approximately $25,000 in the first six months of 2006.   Capital expenditures were $0 in the first six months of 2007 compared to approximately $21,000 in the first six months of 2006.

Net cash provided by financing activities was approximately $52,000 during the first six months of 2007, primarily through a second quarter warrant exercise offset by payments on our note payable for equipment acquired in the prior year. Net cash provided by financing activities in the first six months of 2006 was approximately $2,171,000 related to borrowings of approximately $545,000 and issuance of preferred stock of approximately $1,778,000.

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

Off-Balance Sheet Arrangements

The Company has not created, nor are a party to, any special-purpose or off-balance sheet entities for the purposes of raising capital, incurring debt, or operating our business.  The Company does not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

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

Contents

b)  Changes in internal controls. There was no change in the Company's internal control over financial reporting during the three and six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

M~WAVE, Inc.

Date: August 14, 2007	/s/ Jeff Figlewicz
Jeff Figlewicz
Chief Financial Officer

	Exhibit Index
Exhibit
No.	Description	Location

2.1	Agreement and Plan of Merger, dated January 26, 2007, by and between M-Wave, Inc., Ocean Merger Sub Inc., Sunfuels Inc., and Blue Sun Biodiesel LLC	12

3.1	Certificate of Incorporation of the Company	1

3.2	Bylaws of the Company	1

3.3	Certificate of Designations for Series A Convertible Preferred Stock	4

3.4	Certificate of Designations for Series B Convertible Preferred Stock	10

4.1	Specimen Common Stock Certificate	3

10.1	2003 Stock Incentive Plan	2

10.2	Warrant to Purchase Stock dated March 31, 2004 by and between the Company and Silicon Valley Bank	2

10.3	Employment Agreement dated July 28, 2004 between the Company and Jim Mayer	3

10.4	Employment Agreement dated July 28, 2004 between the Company and Joe Turek	3

10.5	Employment Agreement dated May 1, 2004 between the Company and Robert Duke	3

Contents

10.6	Subscription Agreement date June 28, 2004 between the Company and Mercator Advisory Group	3

10.7	Stock Registration Rights Agreement date June 28, 2004 between the Company and Mercator Advisory Group	3

10.8	Non-statutory Stock Option Agreement date July 28, 2004 between the Company and Jim Mayer	3

10.9	Asset Purchase Agreement, dated February 25, 2005 by and between Jayco Ventures, Inc. and M-Wave DBS, Inc.	5

10.10	Promissory Note dated February 23, 2005 issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	5

10.11	Promissory Note dated February 23, 2005, issued by M-Wave, Inc. to Monarch Pointe Fund, L.P.	5

10.12	Warrant , dated February 23, 2005 issued by M-Wave, Inc. to Mercator Momentum Fund, L.P.	5

10.13	Warrant to dated February 23, 2005 issued by M-Wave, Inc, to Monarch Pointe Fund, L.P.	5

10.14	Warrant dated February 23, 2005, issued by M-Wave, Inc. to M.A.G. Capital, LLC	5

10.15	Non-statutory Stock Option Agreement dated December 31, 2004 between Company and Gordhan Patel	6

10.16	Amendment to 2003 Stock Incentive Plan	7

10.17	Sale of real property located at 215 Park Street Bensenville, Illinois	8

10.18	Asset sale and transition agreement dated October 21, 2005 between the Company and American Standard Circuits	8

10.19	Agreement with the Mercator Momentum Fund III amending Loan Document Purchase Agreements it acquired from Silicon Valley Bank on November 9, 2005	9

Contents

10.20	Subscription Agreement by and among: M-Wave, Inc.; Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; Monarch Pointe Fund, Ltd.; and M.A.G. Capital, LLC dated March 1, 2006.	10

10.21	Registration Rights Agreement by and among: M-Wave, Inc.; Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; Monarch Pointe Fund, Ltd.; and M.A.G. Capital, LLC dated March 1, 2006.	10

10.22	Amendment modifying the terms of existing warrants held by Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; Monarch Pointe Fund, Ltd.; and M.A.G. Capital, LLC, dated March 1, 2006.	10

10.23	Sale of real property located at 544 Pine Street Bensenville, Illinois	13

10.24	Subscription Agreement by and among: M-Wave, Inc.; Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; Monarch Pointe Fund, Ltd.; and M.A.G. Capital, LLC dated December 29, 2006.	11

10.25	Registration Rights Agreement by and among: M-Wave, Inc.; Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; Monarch Pointe Fund, Ltd.; and M.A.G. Capital, LLC dated December 29, 2006.	11

10.26	Exercise Agreement, dated January 26, 2007, between M-Wave, Inc. and MAG Capital, LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd.	12

10.27	Form of Voting Agreement between SunFuels, Inc. and certain of the shareholders of M-Wave, Inc.	12

10.28	Asset Purchase Agreement, dated July 20, 2007, by and among M-Wave, Inc., M-Wave International, LLC, Joseph Turek, and Robert Duke	14

31.1	Certification of the CEO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

31.2	Certification of the CFO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

Contents

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

(1)	Incorporated herein by reference to the applicable exhibit to Registrants Registration Statement on Form S-1 (Registration No. 33-45499)

(2)	Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10K for the year ended December 31, 2003

(3)	Incorporated herein by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004

(4)	Incorporated herein by reference to Appendix B to the Registrant's Definitive Proxy Statement filed July 6, 2004

(5)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed March 2, 2005

(6)	Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004

(7)	Incorporated herein by reference to Appendix A to the Registrant's Proxy Statement filed April 29, 2005

(8)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed October 5, 2005

(9)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed February 2, 2006

(10)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed March 7, 2006

(11)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed January 4, 2007

(12)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed February 1, 2007

Contents

(13)	Incorporated herein by reference to the applicable exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2006

(14)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed July 20, 2007