Form 10KSB/A
period 2006-12-31
M WAVE INC
filed 2007-10-22
CIK 883842

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

EXPLANATORY NOTE

This amendment on Form 10-KSB/A (the “Amendment”) amends M-Wave, Inc.’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006, as initially filed with the Securities and Exchange Commission on April 2, 2007 (the “Form 10-KSB”).

The Company has revised the disclosure in the Controls and Procedures disclosure in Item 8A.

The filing of this Amendment shall not be deemed an admission that the original Form 10-KSB, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

/s/McGladrey & Pullen, LLP
Schaumburg, Illinois
March 30, 2007

Annual Financial Statements

M-WAVE, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 and 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,696,340	$247,731
Accounts receivable, net of allowance for doubtful accounts, 2006- $80,000: 2005- $168,000	$1,089,021	$1,061,443
Inventories, net	$1,348,004	$2,191,013
Prepaid expenses and other assets	$115,932	$336,386
Note receivable, net	$6,836	$88,833
Total current assets	$4,256,133	$3,925,406
EQUIPMENT:
Equipment	$434,156	$392,708
Less accumulated depreciation	($145,607)	($81,317)
Equipment, net	$288,549	$311,391
Land held for sale	$0	$177,238
TOTAL	$4,544,682	$4,414,035

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,449,083	$2,430,304
Accrued expenses	$277,746	$343,732
Note payable	$58,000	$1,599,208
Total current liabilities	$1,784,829	$4,373,244

COMMITTMENTS AND CONTINGENCIES

LONG-TERM DEBT, net of unamortized discount 2006-$0: 2005-$356,787	$0	$2,043,213
COMMON STOCK WARRANTS	$0	$239,017

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $100 par value; Series A authorized, 30,000 shares; issued and outstanding: 2006 and 2005: 12,500 shares	$656,800	$656,800
Preferred stock, $100 par value; Series B authorized, 70,000 shares; issued and outstanding: 2006-69,648 shares: 2005-0 shares	$6,842,797	$0
Common stock, $.005 par value; authorized, 200,000,000 shares; issued and outstanding 2006: 1,763,150 shares; 2005 : 1,550,650 shares	$10,986	$39,692
Additional paid-in capital	$14,199,062	$12,558,653
Accumulated deficit	($16,664,622)	($13,211,414)
Treasury stock, at cost, 2006 and 2005: 433,954 shares	($2,285,170)	($2,285,170)
Total stockholders' equity (deficit)	$2,759,853	($2,241,439)
TOTAL	$4,544,682	$4,414,035

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 and 2005

	2006	2005

NET SALES	$9,762,154	$16,605,368
COST OF GOODS SOLD	7,275,029	13,145,733
Gross profit	2,487,125	3,459,635

OPERATING EXPENSES:
General and administrative	3,976,044	4,186,976
Selling and marketing	820,650	973,685
Total operating expenses	4,796,694	5,160,661

Operating loss from continuing operations	(2,309,569)	(1,701,026)

OTHER INCOME (EXPENSE):
Interest income	0	6,510
Interest expense	(419,028)	(320,467)
Impairment of investment of available for sale securities	0	(225,000)
Total other income (expense)	(419,028)	(538,957)

Loss from continuing operations, before income taxes	(2,728,597)	(2,239,983)

Income tax expense	0	71,328

Loss from continuing operations	($2,728,597)	($2,311,311)

Loss from discontinued operations, net of tax (Note 13)	($488,668)	($3,098,055)

Net loss	($3,217,265)	($5,409,366)

Preferred stock dividends	($235,943)	$0

Net loss attributable to common shareholders	($3,453,208)	($5,409,366)

BASIC AND DILUTED LOSS PER COMMON SHARE
Continuing operations	$(1.84)	$(1.53)
Discontinued operations	$(0.31)	$(2.05)
	$(2.15)	$(3.58)
Weighted average basic and diluted shares outstanding	1,604,794	1,510,026

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES:
Net loss	($3,217,265)	($5,409,368)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on disposal of property, plant, and equipment	31,405	119,657
Depreciation	85,123	96,810
Amortization of intangible assets	0	25,000
Amortization of discount on note payable, bank	0	48,552
Amortization of discount on long-term debt	356,787	158,693
Impairment loss recognized on intangible assets and goodwill	0	893,472
Impairment loss recognized on equipment	0	125,975
Provision for note receivable	0	102,500
Provision for inventory at net realizable value	0	700,000
Trade debt forgiveness	(323,772)	0
Stock compensation recognized on options and warrants	850,679	116,660
Provision for inventory at net realizable value	107,000	0
Fair value adjustment to common stock warrants	(4,993)	(276,463)
Impairment of investment of available for sale securities	0	225,000
Changes in assets and liabilities, net of effects of acquired business:
Accounts receivable	(27,578)	1,479,326
Inventories	736,009	(1,994,034)
Prepaid expenses and other assets	220,455	(188,196)
Accounts payable	(657,449)	1,491,291
Accrued expenses	(24,881)	(163,159)
Net cash flows used in operating activities	(1,868,480)	(2,448,284)

INVESTING ACTIVITIES:
Purchase of equipment	(21,448)	(142,229)
Proceeds from sale of property, plant and equipment, net of selling costs	154,494	456,990
Repayments on note receivable	81,997	13,667
Acquisition of business	0	(1,718,472)
Net cash flows provided by (used in) investing activities	215,043	(1,390,044)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	527,000	3,150
Net borrowings on note payable, bank	0	361,464
Payments on short and long term debt	(12,000)	-
Proceeds from preferred stock issuance, net of stock issuance costs	2,277,989	0
Payment of preferred dividends	(235,943)	0
Borrowings on long-term debt from shareholders	545,000	2,400,000
Net cash flows provided by financing activities	3,102,046	2,764,614

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
YEARS ENDED DECEMBER 31, 2006 and 2005

	2006	2005

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,448,609	(1,073,714)
CASH AND CASH EQUIVALENTS:
Beginning of period	247,731	1,321,445
End of period	$1,696,340	$247,731

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$0	$353,186
Cash payments (refunds) for income taxes	0	71,328

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of common stock warrants to stockholders' equity	$230,424	$0
Conversion of long-term debt to stockholders' equity	4,564,808	0
Accrued interest added to note payable balance	20,600	0
Conversion of prepaid product credits to note receivable	0	205,000
Exchange of prepaid product credits for reduction in accounts payable	0	135,000
Reduction of accrued selling costs on sale of property, plant, and equipment	20,506	11,593
Stock options issued in connection with consulting agreement	0	116,600
Note payable incurred for the purchase of equipment	70,000	-
Stock warrants issued as discount on long-term debt and note payable	0	515,480
Other assets received for sale of equipment	0	11,325

Acquisition of Jayco Ventures, Inc:
Purchase price:
Cash purchase price		$1,360,000
Acquisition costs paid		358,472
		$1,718,472

Assets acquired and liabilities assumed:
Working Capital		$700,000
Property and equipment		100,000
Goodwill		858,472
Intangible assets		60,000
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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.   It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

During the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Company's management determined that a material weakness within its internal control framework, which had been identified earlier, was still present.

The weakness relates to segregation of duties.  Current business conditions have led to limited financial resources, making it difficult to segregate duties within the financial area. To address this weakness, the Company has implemented levels of financial reviews performed by the Chief Financial Officer and/or Chief Executive Officer.  In completing the evaluation of disclosure controls and procedures as of the end of the period covered by this report, the Company's management concluded that the Company's disclosure controls and procedures were effective despite the material weakness because of the implementation of financial controls by management.

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
October 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jim Mayer
Jim Mayer
Interim Chief Executive Officer
October 22, 2007

/s/ Joseph A. Turek
Joseph A. Turek	/s/Bruce Nelson
Chairman, President and COO	Bruce Nelson
Director	Director
October 22, 2007	October 22, 2007

/s/ Jeff Figlewicz	/s/ Glenn Norem
Jeff Figlewicz	Glenn Norem
Chief Financial Officer	Director
October 22, 2007	October 22, 2007

/s/ Gary Castagna
Gary Gastagna
Director
October 22, 2007