Form 10QSB/A
period 2007-03-31
M WAVE INC
filed 2007-10-22
CIK 883842

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

EXPLANATORY NOTE

This amendment on Form 10-QSB/A (the “Amendment”) amends M-Wave, Inc.’s quarterly report on Form 10-QSB/A for the quarter ended March 31, 2007, as initially filed with the Securities and Exchange Commission on May 15, 2007 (the “Form 10-QSB”).

The Company has expanded and enhanced the Controls and Procedures disclosure in Item 3.

The filing of this Amendment shall not be deemed an admission that the original Form 10-QSB, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

M-WAVE, INC.

Contents

Part I - Financial Information
Item 1 - Financial Statements

M-Wave, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,442,450	$1,696,340
Accounts receivable, net of allowance for doubtful accounts, 2007- $80,000: 2006- $80,000	892,906	1,089,021
Inventories, net	1,408,952	1,348,004
Prepaid expenses and other assets	182,916	115,932
Note receivable, net	0	6,836
Total current assets	3,927,224	4,256,133
EQUIPMENT:
Equipment	434,156	434,156
Less accumulated depreciation	(167,875)	(145,607)
Equipment, net	266,281	288,549
TOTAL	$4,193,505	$4,544,682

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,368,510	$1,449,083
Accrued expenses	259,688	277,746
Note payable	40,000	58,000
Total current liabilities	1,668,198	1,784,829

COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $100 par value; Series A authorized, 30,000 shares; issued and outstanding: 2007 and 2006: 12,500 shares	656,800	656,800
Series B authorized, 70,000 shares; issued and outstanding: 2007 and 2006: 69,648 shares	6,842,797	6,842,797
Common stock, $.005 par value; authorized, 200,000,000 shares; issued And outstanding 2007 and 2006: 1,763,150 shares	10,986	10,986
Additional paid-in capital	14,291,235	14,199,062
Accumulated deficit	(16,991,341)	(16,664,622)
Treasury stock, at cost, 2007 and 2006: 433,954 shares	(2,285,170)	(2,285,170)
Total stockholders' equity (deficit)	2,525,307	2,759,853
TOTAL	$4,193,505	$4,544,682

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

M~WAVE, Inc.

Date: October 22, 2007	/s/ Jeff Figlewicz
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