Form 10QSB/A
period 2007-06-30
M WAVE INC
filed 2007-10-22
CIK 883842

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

EXPLANATORY NOTE

This amendment on Form 10-QSB/A (the “Amendment”) amends M-Wave, Inc.’s quarterly report on Form 10-QSB/A for the quarter ended June 30, 2007, as initially filed with the Securities and Exchange Commission on August 14, 2007 (the “Form 10-QSB”).

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