Form 10QSB
period 2007-09-30
M WAVE INC
filed 2007-11-14
CIK 883842

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007	Commission File No. 0-19944

M~WAVE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3809819
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer identification No.)

11533 Franklin Ave. Franklin Park, Illinois	60131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(630) 562-5550

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

The registrant has 1,813,150 shares of common stock outstanding at November 14, 2007.

M-WAVE, INC.

CONTENTS

PART I.  FINANCIAL INFORMATION

Part I - Financial Information
Item 1 - Financial Statements

M-Wave, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$659,082	$1,696,340
Accounts receivable, net of allowance for doubtful accounts,
2007- $80,000: 2006- $80,000	1,099,014	1,089,021
Inventories, net	1,611,039	1,348,004
Prepaid expenses and other assets	172,160	115,932
Other receivable	200,000	6,836
Total current assets	3,741,295	4,256,133
EQUIPMENT:
Equipment	424,910	434,156
Less accumulated depreciation	(208,247)	(145,607)
Equipment, net	216,663	288,549
TOTAL	$3,957,958	$4,544,682

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,323,897	$1,449,083
Accrued expenses	701,660	277,746
Note payable	0	58,000
Total current liabilities	2,025,557	1,784,829

COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $100 par value; Series A authorized, 30,000 shares; issued and outstanding: 2007 and 2006: 12,500 shares	656,800	656,800
Series B authorized, 70,000 shares; issued and outstanding: 2007 and 2006: 69,648 shares	6,842,797	6,842,797
Common stock, $.005 par value; authorized, 200,000,000 shares; issued and outstanding 2007: 1,813,150; 2006: 1,763,150 shares	11,236	10,986
Additional paid-in capital	14,427,683	14,199,062
Accumulated deficit	(17,720,945)	(16,664,622)
Treasury stock, at cost, 2007 and 2006: 433,954 shares	(2,285,170)	(2,285,170)
Total stockholders' equity	1,932,401	2,759,853
TOTAL	$3,957,958	$4,544,682

See notes to consolidated financial statements

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30
	2007	2006

NET SALES	$2,942,854	$2,597,939
COST OF GOODS SOLD	2,223,813	2,006,869
Gross profit	719,041	591,070

OPERATING EXPENSES:
General and administrative	918,535	649,691
Selling and marketing	209,887	188,308
Total operating expenses	1,128,422	837,999

Operating loss from continuing operations	(409,381)	(246,929)

Total interest expense	0	(10,165)

LOSS FROM CONTINUING OPERATIONS	(409,381)	(257,094)

Loss from discontinued operations (note 9), net of tax	$0	$(276,131)

Net loss	$(409,381)	$(533,225)

Preferred stock dividends	$(266,984)	$(83,504)

Net loss attributable to common shareholders	$(676,365)	$(616,729)

BASIC AND DILUTED LOSS PER COMMON SHARE
Continuing operations	$(0.37)	$(0.22)
Discontinued operations	-	(0.18)
	$(0.37)	$(0.40)
Weighted average shares outstanding	1,813,150	1,552,960

See notes to consolidated financial statements

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended September 30
	2007	2006

NET SALES	$7,991,758	$7,176,776
COST OF GOODS SOLD	5,997,828	5,380,916
Gross profit	1,993,930	1,795,860

OPERATING EXPENSES:
General and administrative	2,149,650	3,262,220
Selling and marketing	633,619	585,229
Total operating expenses	2,783,269	3,847,449

Operating loss from continuing operations	(789,339)	(2,051,589)

Total interest expense	0	(419,028)

Loss from continuing operations	$(789,339)	$(2,470,617)

Loss from discontinued operations (note 9), net of tax	$0	$(406,435)

Net loss	$(789,339)	$(2,877,052)

Preferred stock dividends	$(266,984)	$(235,943)

Net loss attributable to common shareholders	$(1,056,323)	$(3,112,995)

BASIC AND DILUTED LOSS PER COMMON SHARE
Continuing operations	$(0.59)	$(1.74)
Discontinued operations	-	(0.26)
	$(0.59)	$(2.01)
Weighted average shares outstanding	1,791,099	1,551,429

See notes to consolidated financial statements

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(789,339)	$(2,877,052)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on disposal of property, plant, and equipment	334	31,405
Depreciation	66,338	58,710
Amortization of discount on long-term debt	0	356,787
Trade debt forgiveness	0	(323,772)
Provision for inventories	0	120,000
Stock compensation recognized on options and warrants	140,871	755,967
Fair value adjustment to common stock warrants	0	(4,993)
Changes in assets and liabilities, net of effects of acquired business:
Accounts receivable	(9,993)	(76,859)
Inventories	(263,035)	1,034,821
Prepaid expenses and other assets	(256,229)	119,958
Accounts payable	(125,186)	(362,927)
Accrued expenses	156,931	(40,244)
Net cash flows used in operating activities	(1,079,308)	(1,208,199)

INVESTING ACTIVITIES:
Purchase of equipment	0	(21,448)
Proceeds from sale of property, plant and equipment	5,214	154,494
Repayments on note receivable	6,836	61,498
Net cash flows provided by investing activities	12,050	194,544

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	88,000	527,000
Net borrowings on note payable, bank	0	545,000
Payments on short and long term debt	(58,000)	0
Proceeds from preferred stock issuance	0	1,777,989
Payment of preferred dividends	0	(235,943)
Net cash flows provided by financing activities	30,000	2,614,046

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,037,258)	1,600,391
CASH AND CASH EQUIVALENTS:
Beginning of period	1,696,340	247,731
End of period	$659,082	$1,848,122

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of common stock warrants to stockholders' equity	$0	$290,494
Conversion of long-term debt to stockholders' equity	0	4,564,808
Accrued interest added to note payable balance	0	20,601
Accrued dividends preferred stock	266,984	0

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

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

2. Business Product Lines

Sales by product line for the three and nine months ended September 30, 2007 and 2006 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Digital	$1,707,565	$2,295,876	$5,364,600	$6,074,544
Non PCB	1,166,886	141,787	2,394,280	240,903
Other	68,403	160,276	232,878	861,329
Total sales	$2,942,854	$2,597,939	$7,991,758	$7,176,776

Sales within the digital product line include ten key customers, which represented approximately 90% of sales in the third quarter of 2007 versus approximately 93% of sales in the third quarter of 2006.  Year to date sales for these key customers within the digital product line represented approximately 92% of sales versus approximately 90% of year to date sales in 2006.  Year to date sales for the Company’s top ten digital customers were down approximately 9% compared to prior year to date sales.

Non printed circuit board (“Non PCB”) sales represent sales of new products, other than printed circuit boards, to the Company’s existing digital customer base.  Sales within the Non PCB product line include three primary customers, which represented approximately 84% of sales of Non PCB products in the third quarter of 2007 versus approximately 100% of sales in the third quarter of 2006.  Year to date sales for these key Non PCB customers represented approximately 88% of sales of non PCB products versus approximately 88% of year to date sales in 2006.  Year to date sales for the Company’s top three Non PCB customers were up approximately 902% compared to prior year to date sales

Other sales primarily represent tooling charges billed to customers for either new products or existing products that have gone through a revision.  Prior year other sales also include commission revenues billed per our October 2005 agreement with American Standard Circuits (“ASC”), pursuant to which the Company sold its “RF” (radio frequency) product line, but continued to assist ASC in transitioning the RF customers throughout 2006 as well as sales to former RF customers of its remaining inventory.  Prior year sales included approximately $38,000 in commissions during the third quarter of 2006.  Prior year to date sales included approximately $195,000 in commissions and approximately $282,000 in sales to former RF customers.

The loss of, or a substantial reduction in the orders from, the Company’s major customers could have a material effect on the financial statements.

3. Debt

On January 25, 2006, the Company entered into an Agreement with Mercator Momentum Fund III (“Mercator”), amending the Loan Document Purchase Agreements that Mercator purchased from Silicon Valley Bank on November 9, 2005.   Provisions of this amendment include elimination of certain provisions and conditions of the loan originally between the Company and Silicon Valley Bank, including financial covenants that existed under the original agreement.  As part of this amendment, all previous defaults that had existed under the original agreement were waived.

In connection with the loan purchase, the principal amount due was amended to include interest accrued between November 9 and December 31, 2005 of approximately $21,000.  As of March 1, 2006, the balance due on the bank notes purchased by Mercator Advisory Group, LLC (“M.A.G. Capital “)was approximately $1,620,000.  During the first quarter of 2006, M.A.G. Capital provided additional debt financing of approximately $545,000.  Mercator is affiliated with M.A.G. Capital.

On March 1, 2006 the Company entered into an agreement with M.A.G. Capital to convert its debt of approximately $4,565,000 into approximately 45,648 shares of Series B Convertible Preferred Stock.

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

On October 10, 2006, the Company financed equipment for $70,000 with a note payable with eleven monthly installments of $6,000 and a final payment of $4,000.  Amount outstanding on the note payable at September 30, 2007 was $0.

4. Equity

During the first quarter of 2006 the Company issued an aggregate of 45,648 shares of Series B Convertible Preferred Stock which are convertible into shares of the Company’s common stock. The Series B Preferred was issued to Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd. (“the Purchasors”)in exchange for cancellation of indebtedness owed to them by the Company.

The Company also issued an additional 19,000 shares of Series B Preferred Stock in exchange for $1,900,000 which was held in a reserve account to be released by a majority of the independent directors as appropriate to fund expenses of the company.  As of September 30, 2007, there was approximately $445,000 remaining in the account to fund future expenses.

The Company paid fees of approximately $122,000 in connection with the combination of debt to equity conversion and additional equity placement.

On December 29, 2006 the Company issued an additional 5,000 shares of Series B Preferred Stock in exchange for $500,000.

The Series B stock is non-voting and is entitled to receive monthly dividends at an annual rate of 15%, subject to reduction to 9% after the Registration Statement is declared effective by the Securities and Exchange Commission. The Company is to use its best efforts to file a registration statement covering the shares of common stock underlying the Series B Convertible Preferred Stock (the “Conversion Shares”), the shares of common stock underlying the Warrants (the “Warrant Shares”), and the shares of common stock underlying the Series A Preferred Stock issued by the Company to the Purchasers on June 17, 2004.  Mercator waived their dividend payments for the months of January through June 2007.  Dividends for the three months ended September 30, 2007 of approximately $267,000 has been accrued but unpaid.

During the first nine months of 2007 and 2006, Mercator did not convert any shares of their preferred stock into common shares. As of September 30, 2007 there are 12,500 Series A preferred shares outstanding and 69,648 Series B preferred shares outstanding.

Potentially dilutive common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares, and the exercise of common stock options and warrants for all periods.  For all periods ended September 30, 2007 and 2006, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net losses for each period.  Below is a tabulation of the potentially dilutive securities:

	3 months ended September 30,		9 months ended September 30,
	2007	2006	2007	2006
Weighted average shares outstanding	1,813,150	1,552,960	1,791,099	1,551,429
Options in the money, net	290	43,690	25,433	48,096
Warrants in the money, net	0	96,861	51,041	102,759
Total Outstanding and
Potentially Dilutive shares	1,813,440	1,693,511	1,867,572	1,702,284

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

On July 12, 2007, the Board of Directors authorized a six month extension of M.A.G. Capital’s warrants that were set to expire on July 23, 2007.  This action extended the life of approximately 253,000 of approximately 320,000 warrants, all priced at $2.48, to January 23, 2008.  The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $49,000 based on a fair value price of $0.19, assuming an expected life of 6 months, a risk-free interest rate of 5.13%, volatility of 21.3%, and no dividend yield.  M.A.G. Capital has approximately 50,000 warrants set to expire on February 23, 2008, and approximately 17,000 warrants set to expire on June 16, 2008.  All warrants owned by M.A.G. Capital are fully vested and exercisable as of September 30, 2007.

5. Litigation

The Company is not a party to any litigation whose outcome is expected to have a material adverse effect on the financial position or results of operations of the Company.

6. Share-Based Compensation

The Company has a stock option plan that authorizes the granting of options to officers, key employees and directors to purchase the Company’s common stock at prices equal to or above the market value of the stock at the date of grant.  Under this plan, substantially all shares authorized under the plan have been granted as of September 30, 2007.  The exercise price of all employee and director options granted in 2007 and 2006 were above fair market value.

Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Estimated forfeitures are expected to be minimal and not material to the financial statements.

The Company recognizes share-based compensation expense in general and administrative expenses in the statement of operations.  The Company did not issue any options during the three months ended September 30, 2007 and 2006 respectively.  For the nine months ended September 30, 2007 and 2006 respectively, the Company issued 34,776 and 166,331 options, respectively.  These grants were priced at $3.41 and $2.72 respectively.  There were no options exercised or forfeited during the three and nine months ended September 30, 2007 and 2006, respectively.

Information related to the Company’s share-based compensation plan for the three and nine months ended September 30, 2007 and 2006, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Total share-based compensation expense	$-	$121,133	$92,173	$452,555
Weighted average grant date fair value	$-	$-	$3.10	$2.48
Unrecognized compensation cost	0	0	0	112,600
Remaining weighted average period cost will be recognized over	0.00	0.00	0.00	0.70

Total common stock warrants outstanding at September 30, 2007 were 354,113, and were all exercisable at September 30, 2007.  During the second quarter of 2007, 50,000 warrants priced at $1.76 were exercised.  The Company received cash of approximately $88,000 and recorded an increase to common stock and additional paid in capital.

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

The Company adopted FIN 48 as of January 1, 2007.  The Company has no unrecognized tax benefits, accrued interest, or penalties as of the date of adoption.  The Company has no tax positions at the date of adoption in which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within one year of the adoption of FIN 48.  Tax years 2004 through 2006 remain subject to examination by major tax jurisdictions upon the adoption of FIN 48.

8. Reclassifications

Certain items in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

9. Discontinued Operations

The Company follows the provisions of SFAS 144 to identify and account for discontinued operations.  The Company carried assets and liabilities related to its discontinued operations on its balance sheet.  These assets were carried at their net book value which approximated its estimated net realizable value less estimated costs to sell the assets, and were included with assets from continuing operations in the accompanying consolidated balance sheet.  These liabilities are carried at their net book value which approximated the full amount of consideration necessary to settle these obligations.  The approximate carrying value of these assets and liabilities at September 30, 2007 and December 31, 2006 is below:

	2007	2006
Accounts Receivable	$0	$65,000
Total assets	$0	$65,000

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

The net loss from discontinued operations for the three and nine months ended September, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$-	$68,000	$-	$899,000
Cost of goods sold	-	269,000	-	1,359,000
Gross (loss)/profit	-	(201,000)	-	(460,000)
Operating income/(expenses)	-	(75,000)	-	49,000
Income/(loss) from Discontinued operations	$-	$(276,000)	$-	$(411,000)

The loss from discontinued operations resulted in an increase to the basic and diluted loss per common share of approximately $0.00 and $0.18 for the three months ended September 30, 2007 and 2006 respectively.   The loss from discontinued operations resulted in an increase to the basic and diluted loss per common share of approximately $0.00 and $0.26 for the nine months ended September 30, 2007 and 2006 respectively.

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

Significant Events

On January 26, 2007, the Company entered into a Merger Agreement with SunFuels, Inc. and Blue Sun Biodiesel, LLC (“SunFuels”).

SunFuel’s primary business is the acquisition and distribution of canola oils refined into a biodiesel blend that can operate in both commercial and passenger vehicles. The primary marketing of SunFuel’s products focuses on the branded Blue Sun Fusion™ that is a blend of premium Blue Sun Biodiesel (20%) with petroleum diesel fuel (80%), along with Blue Sun's proprietary additive package specifically tailored for regional climates and seasons.  Blue Sun indicates that it will also refine biodiesel products from the plant it intends to break ground on in 2007 located in Las Cruces, New Mexico.

The transaction is expected to close in the fourth quarter of 2007, pending satisfaction of conditions to closing. When the transaction closes, certain directors and the officers of SunFuels will assume control of the Company, which will change its name to Blue Sun Holdings, Inc.  The Company’s operating subsidiary will be renamed Blue Sun Biodiesel, Inc.  The Company is expected to remain a publicly traded and reporting company following the closing of the transaction.

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

On July 24, 2007, the Company filed Form S-4 with the Securities and Exchange Commission (“SEC”).  This filing included Amendment 1 to the Merger Agreement between the Company and Blue Sun, dated June 27, 2007,  which extended the date to complete the merger from June 30, 2007 to December 31, 2007.

On September 21, 2007, the Company filed Amendment 1 to Form S-4 that responded to SEC comments in connection with Form S-4.  In connection with this filing, the Company filed Amendment 2 to the Merger Agreement between the Company and Blue Sun, dated September 20, 2007, in which the exchange ratio of conversion shares was fixed.  In addition, the amendment also provided that a portion of the Company’s costs associated with the merger will be reimbursed by Blue Sun at closing, up to $200,000.  As of September 30, 2007, the Company has recorded merger costs of approximately $609,000, of which approximately $409,000 has been expensed during the nine months ended September 30, 2007.

On October 29, 2007, the Company filed Amendment 2 to Form S-4 that responded to additional comments from the SEC.  In connection with this filing, the Company filed Amendment 3 to the Merger Agreement between the Company and Blue Sun, dated October 26, 2007, which allows the transaction to be classified as described under Section 351 of the Internal Revenue Code of 1986.  As of November 14, 2007, the Company’s Form S-4 had not yet been deemed effective by the SEC.

Because the holders of the equity securities of SunFuels will acquire a majority of M-Wave’s shares of capital stock as a result of the merger transaction, the merger transaction will be treated as a reverse merger for accounting purposes, and SunFuels will be deemed to be the acquirer in the reverse merger. Consequently, the historical financial statements of the Company will be the historical financial statements of SunFuels rather than the historical financial statements of M-Wave, and the assets and liabilities of SunFuels will be recorded at their historical cost basis to SunFuels, and the assets and liabilities of M-Wave will be recorded as if they were purchased on the closing date at their book value on that date.

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

RESULTS FOR THE THREE MONTHS ENDED September 30, 2007 COMPARED TO THE THREE MONTHS ENDED September 30, 2006

Net Sales

Net sales were approximately $2,943,000 for the three months ended September 30, 2007 versus approximately $2,598,000 during the three months ended September 30, 2006, an increase of approximately $345,000 or 13.3%.  Sales within our digital product line decreased approximately $588,000 during the third quarter of 2007, a decrease of approximately 26% of prior year third quarter sales.  Sales to our top ten digital customers were approximately $1,535,000 during the three months ended September 30, 2007, a decrease of approximately $599,000 compared to the three months ended September 30, 2006.  Primary factors in the decrease were the loss of one customer and general softness in orders among two other customers.  Sales amongst our top ten digital customers represented approximately 90% of sales within this product line for the three months ended September 30, 2007 compared to approximately 93% of sales within this product line for the three months ended September 30, 2006.

Sales within our non-PCB product line were approximately $1,167,000 for the three months ended September 30, 2007, approximately $1,015,000 above sales for the three months ended September 30, 2006. As this line grows, we expect to achieve long-term revenues to approach those currently experienced within our digital product line.  The non-PCB sales recorded in the third quarter were the result of our ongoing efforts to effectively grow our core business into other products that we initiated during the latter half of 2005.  We continue to focus our efforts on growing our core business and customer base, primarily by concentrating efforts on expanding our customer base within our digital product line.  In addition, we are expanding our global sourcing efforts beyond printed circuit boards into other product lines such as extrusions, wire harnesses, castings, spinning’s, etc. Sourcing of these additional product lines, initially to our existing customer base, we believe will improve our operating results by providing increased profits on these products than we experienced with our former radio frequency (“RF”) product line.

Other revenues for the three months ended September 30, 2007 were approximately $68,000, approximately $92,000 below other revenues recorded in the three months ended September 30, 2006.  Other revenues primarily consist of tooling charges for new and redesigned products, freight charges billed, and cash discounts taken by customers for early payments, which are recorded as a reduction of sales.  Other sales for the prior year also included sales of our remaining RF inventory during the first half of the year and commissions received on providing sales assistance after the sales of our RF product line in late 2005.   Commissions for the three months ended September 30, 2007 were approximately $7,000, a decrease of approximately $31,000 versus commissions recorded in the three months ended September 30, 2006.  Tooling revenues were approximately $82,000 for the three months ended September 30, 2007, a decrease of approximately $40,000 versus tooling revenues recorded in the three months ended September 30, 2006.

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the three months ended September 30, 2007 was approximately $719,000, or 24.4% of net sales, compared to a gross profit of approximately $591,000, or 22.8% of net sales, for the three months ended September 30, 2006.  Increased sales levels was the primary driver of increased margin dollars, while lower sales commissions recorded in prior year results attributed to the slight decrease in margin percentage.  Margins within our digital product line increased by approximately 0.4% over the prior year as we continue to focus sales efforts on our higher margin customers.

Operating Expenses

General and administrative expenses were approximately $918,000 or 31.2% of net sales in the third quarter of 2007 compared to approximately $650,000 or 25.0% of net sales in the third quarter of 2006, an increase of approximately $268,000.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the third quarter of 2006, payroll related expenses decreased approximately $6,000.   Professional services, which include legal, auditing, and consulting fees, decreased approximately $27,000 in 2007 compared to prior year expenses.  Public company related costs such as investor relations, Sarbanes-Oxley expenses, and board and committee fees were approximately $425,000 in the third quarter of 2007 compared to approximately $92,000 during the third quarter of 2006, an increase of approximately $333,000.  Approximately $409,000 of expenses recorded during the third quarter of 2007 related to merger costs associated with the Blue Sun transaction.  We recorded stock compensation expenses during the third quarter of 2007 of approximately $49,000 compared to approximately $66,000 for the third quarter of 2006.  Stock compensation expense for the third quarter of 2007 related to extending the life of warrants held by M.A.G. Capital, LLC while prior year expenses related to the vested portion of prior options granted. Other operating expenses decreased approximately $15,000 during the third quarter of 2007 compared to the third quarter of 2006.  These expenses include travel, telephone, insurance, depreciation, and rent.

Selling and marketing expenses were approximately $210,000 or 7.1% of net sales in the third quarter of 2007 compared to approximately $188,000 or 7.2% of net sales in the third quarter of 2006.  Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the third quarter of 2006, commission paid to independent sales organizations increased by approximately $1,000 due to higher sales levels; payroll-related expenses increased by approximately $10,000. Costs related to our Singapore office increased by approximately $9,000; other sales expenses, including travel related expenses increased by approximately $2,000 in the third quarter of 2007 compared to the third quarter of 2006.

Operating Loss

Operating loss from continuing operations was approximately $409,000 in the third quarter of 2007 compared to an operating loss of approximately $249,000 in the third quarter of 2006. The increase in operating loss of approximately $160,000 was primarily related to merger related expenses of approximately $409,000 described above offset by increased gross profit dollars attributable to higher sales levels.

Interest Income

We recorded no interest income during the third quarter of 2007 or 2006.

Interest Expense

We recorded no interest expense during the third quarter of 2007 compared to approximately $10,000 recorded during the third quarter of 2006.

Preferred Stock Dividends

We recorded preferred stock dividends in the third quarter of 2007 of approximately $267,000.  The Company recorded approximately $84,000 in preferred stock dividends during the third quarter of 2006.  In the prior year,  we received a waiver of dividends for two months during the third quarter of 2006, only recording one month of preferred stock dividends.  Dividends relate to the issuance of Series B preferred stock to M.A.G. Capital, LLC, and its affiliates, in March 2006.

RESULTS FOR THE NINE MONTHS ENDED September 30, 2007 COMPARED TO THE NINE MONTHS ENDED September 30, 2006

Net Sales

Net sales were approximately $7,992,000 for the nine months ended September 30, 2007 versus approximately $7,177,000 during the nine months ended September 30, 2006, an increase of approximately $815,000 or 11.4%.  Sales within our digital product line decreased approximately $710,000 during the first nine months of 2007, a decrease of approximately 11.7%.  Sales to our top ten digital customers were approximately $4,962,000 during the nine months ended September 30, 2007, a decrease of approximately $490,000 compared to the nine months ended September 30, 2006.  Sales amongst our top ten digital customers represented approximately 93% of sales within this product line for the nine months ended September 30, 2007 compared to approximately 90% of sales within this product line for the nine months ended September 30, 2006.   Primary factor in sales decrease within our digital line was loss of one customer which represented approximately $461,000 of prior year sales.

Sales within our non-PCB product line were approximately $2,394,000 for the nine months ended September 30, 2007, approximately $2,153,000 above sales for the nine months ended September 30, 2006. As this line grows, we expect to achieve long-term revenues to approach those currently experienced within our digital product line.  The non-PCB sales recorded in the first nine months of 2007 were the result of our ongoing efforts to effectively grow our core business into other products that we initiated during the latter half of 2005.  We continue to focus our efforts on growing our core business and customer base, primarily by concentrating efforts on expanding our customer base within our digital product line.  In addition, we are expanding our global sourcing efforts beyond printed circuit boards into other product lines such as extrusions, wire harnesses, castings, spinning’s, etc. Sourcing of these additional product lines, initially to our existing customer base, we believe will improve our operating results by providing increased profits on these products than we experienced with our former radio frequency (“RF”) product line.

Other revenues for the nine months ended September 30, 2007 were approximately $233,000, approximately $628,000 below other revenues recorded in the nine months ended September 30, 2006.  Other revenues primarily consist of tooling charges for new and redesigned products, freight charges billed, and cash discounts taken by customers for early payments, which are recorded as a reduction of sales.  Other sales for the prior year also included sales of our remaining RF inventory during the first half of the year and commissions received on providing sales assistance after the sales of our RF product line in late 2005.    Primary drivers in the decrease were prior year sales of our remaining RF product of approximately $282,000.  Commissions for the nine months ended September 30, 2007 were approximately $39,000, a decrease of approximately $156,000 versus commissions recorded in the nine months ended September 30, 2006.  Tooling revenues were approximately $248,000 for the nine months ended September 30, 2007, a decrease of approximately $111,000 versus tooling revenues recorded in the nine months ended September 30, 2006.

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the nine months ended September 30, 2007 was approximately $1,994,000, or 24.9% of net sales, compared to a gross profit of approximately $1,796,000, or 25.0% of net sales, for the nine months ended September 30, 2006.  Increased sales levels was the primary driver of increased margin dollars, while lower sales commissions recorded in prior year results attributed to the slight decrease in margin percentage.  Margins within our digital product line increased by approximately 0.2% over the prior year as we continue to focus sales efforts on our higher margin customers.

Operating Expenses

General and administrative expenses were approximately $2,150,000 or 26.9% of net sales in the first nine months of 2007 compared to approximately $3,262,000 or 45.5% of net sales in the first nine months of 2006, a decrease of approximately $1,112,000.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses. In comparison to the first nine months of 2006, payroll related expenses decreased approximately $62,000.   Professional services, which include legal, auditing, and consulting fees, decreased approximately $10,000 in the first nine months of 2007 compared to prior year expenses.  Public company related costs such as merger costs, investor relations, Sarbanes-Oxley expenses, and board and committee fees were approximately $603,000 in the first nine months of 2007 compared to approximately $928,000 during the first nine months of 2006, a decrease of approximately $325,000.  Approximately $409,000 of current year public costs is related to the Blue Sun transaction.  We recorded stock compensation expenses of approximately $141,000 during the first nine months of 2007 compared to approximately $756,000 for the first nine months of 2006.  Stock compensation expense is primarily related to Board of Director and employee stock option grants issued during the first quarter of 2007 and 2006, respectively, though approximately $49,000 of current year expense relates to extending approximately 253,000 warrants issued to M.A.G. Capital, LLC and its affiliates by six months, extending the life of these warrants until January 28, 2008.  Prior year stock compensation expense also includes expenses of approximately $238,000 recorded when we re-priced warrants in connection with our debt to equity conversion in the first quarter of 2006.  Other operating expenses decreased approximately $99,000 during the first nine months of 2007 compared to the first nine months of 2006.  These expenses include travel, telephone, insurance, depreciation, and rent.

Selling and marketing expenses were approximately $633,000 or 7.9% of net sales in the first nine months of 2007 compared to approximately $585,000 or 8.2% of net sales in the first nine months of 2006, an increase of approximately $48,000.  Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the first nine months of 2006, commission paid to independent sales organizations increased by approximately $1,000 due to higher sales levels; payroll-related expenses increased by approximately $36,000. Costs related to our Singapore office increased by approximately $21,000; other sales expenses, including travel related expenses decreased by approximately $10,000 in the first nine months of 2007 compared to the first nine months of 2006.

Operating Loss

Operating loss from continuing operations was approximately $789,000 in the first nine months of 2007 compared to an operating loss of approximately $2,052,000 in the first nine months of 2006. The decrease in operating loss of approximately $1,263,000 was primarily related to lower administrative expenses of approximately $1,112,000 described above combined with increased gross profit attributable to higher sales levels.

Interest Income

We recorded no interest income during the first nine months of 2007 or 2006.

Interest Expense

We recorded no interest expense during the first nine months of 2007, compared to approximately $419,000 during the first nine months of 2006.   Primary factor in the decrease in interest expense related to our conversion of our debt to equity in March 2006, whereby we expensed the remaining unamortized debt discount as interest expense in the amount of approximately $357,000 for the period ended March 31, 2006.  We paid approximately $67,000 in interest expenses related to interest on our promissory notes during the first quarter of 2006. We recorded a reduction of interest expense of approximately $5,000 related to the re-valuation of warrants during the first quarter of 2006.

Preferred Stock Dividends

We recorded preferred stock dividends of approximately $267,000 in the first nine months of 2007 compared to approximately $236,000 during the first nine months of 2006.  During 2007, we received waivers on dividends for the first six months of the year.  During 2006, we recorded dividends for the months of March, April, and August.  Dividends were waived for the months of May, June, July, and September.Preferred stock dividends are related to the issuance of Series B preferred stock to M.A.G. Capital, LLC, and its affiliates, in March 2006.

Liquidity and Capital Resources

Net cash used by operations was approximately $1,079,000 for the first nine months of 2007 compared to approximately $1,208,000 used by operations for the first nine months of 2006.

Accounts Receivable increased approximately $10,000 due to increased sales levels. Inventories increased approximately $263,000 related to higher inventory levels to support increased sales levels. Accounts Payable decreased approximately $125,000 primarily due to the payments to suppliers in the normal course of business.

Net cash provided by investing activities was approximately $12,000 for the first nine months of 2007 compared to approximately $195,000 in the first nine months of 2006. Capital expenditures were $0 in the first nine months of 2007 compared to approximately $21,000 in the first nine months of 2006.

Net cash provided by financing activities was approximately $30,000 during the first nine months of 2007, primarily due to a second quarter warrant exercise, offset by payments on our note payable for equipment acquired in the prior year. Net cash provided by financing activities in the first nine months of 2006 was approximately $2,614,000 related to borrowings of approximately $545,000, warrant exercise of approximately $527,000, and issuance of preferred stock of approximately $1,778,000.

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

Off-Balance Sheet Arrangements

The Company has not created, nor is a party to, any special-purpose or off-balance sheet entities for the purposes of raising capital, incurring debt, or operating our business.  The Company does not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

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

To maintain the listing of our common stock on the NASDAQ Capital Markets, we must maintain compliance with their continuing listing requirements, including a minimum tangible net worth of $2.5 million.  As of September 30, 2007, we are not in compliance with this requirement.  We anticipate closing our merger with Blue Sun before the end of the year, though there can be no assurances that will happen.  Upon completion of the merger, it is anticipated that the new entity will satisfy the initial listing requirements for listing on the Nasdaq Capital Markets.

We may not be able to maintain a minimum tangible net worth of $2.5 million,  or meet one or more of the other continuing listing requirements of the NASDAQ Capital Markets, any of which would make our common stock subject to delisting.  Upon a delisting of our common stock from the NASDAQ Capital Markets, our common stock would trade on the over-the-counter bulletin board, which may have an adverse impact on the market price and liquidity of our common stock.

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

 (b) Changes in internal controls. There was no change in the Company's internal control over financial reporting during the three and nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

M~WAVE, Inc.

Date: November 14, 2007	/s/Jeff Figlewicz
Jeff Figlewicz
Chief Financial Officer

Exhibit Index
Exhibit
No.	Description	Location

2.1	First Amendment to the Agreement and Plan of Merger, dated June 27, 2007, by and between M-Wave, Inc., Ocean Merger Sub Inc., Sunfuels Inc., and Blue Sun Biodiesel LLC	2

2.2	Second Amendment to the Agreement and Plan of Merger, dated September 20, 2007, by and between M-Wave, Inc., Ocean Merger Sub Inc., Sunfuels Inc., and Blue Sun Biodiesel LLC	3

2.3	Third Amendment to the Agreement and Plan of Merger, dated October 26, 2007, by and between M-Wave, Inc., Ocean Merger Sub Inc., Sunfuels Inc., and Blue Sun Biodiesel LLC	4

10.1	Asset Purchase Agreement, dated July 20, 2007, by and among M-Wave, Inc., M-Wave International, LLC, Joseph Turek, and Robert Duke	1

31.1	Certification of the CEO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

31.2	Certification of the CFO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

(1)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed July 20, 2007

(2)	Incorporated herein by reference to the applicable exhibit to the Registrant's form S-4 filed July 24, 2007

(3)	Incorporated herein by reference to the applicable exhibit to the Registrant's form S-4/A filed September 21, 2007

(4)	Incorporated herein by reference to the applicable exhibit to the Registrant's form S-4/A filed October 29, 2007