Form 10KSB
period 2007-12-31
M WAVE INC
filed 2008-03-31
CIK 883842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2007

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
Common Stock ($.005 par value)
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Our revenue for the year ended December 31, 2007 was $11,600,535.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 2008 was approximately $798,000, computed on the basis of the last reported sale price per share ($0.44) of such stock on the NASDAQ Capital Markets.

The Registrant has 1,813,150 common shares outstanding at March 28, 2008.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

M~WAVE, INC.
FORM 10-KSB

Forward Looking Statements

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

Business

The Company

We are a value added service provider of high performance printed circuit boards used in a variety of digital and high frequency communications applications for a variety of commercial and industrial electronics applications. We satisfy our customers’ requirements for telecommunications and industrial electronics printed circuit boards, either rigid, flexible or bonded, by directly booking orders, supervising and inspecting outsourced manufacture of such boards through our global base of production partners located in China and Southeast Asia, and domestically, through pre-screened production partners.

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

After attempts to finance and establish the business through July 2005, the Company determined the assets and business was not commercially viable, and in December 2005 we determined to discontinue M-Wave DBS, Inc., formerly reported as the DBS segment.  In consideration of that change, essentially all employees of the DBS subsidiary were terminated in December 2005, and the remaining assets located in warehouses in California and Florida were liquidated in the ordinary course of business.

The Company entered into an agreement in October 2006 to complete the liquidation of all remaining inventory by the end of the year at a selling price which approximated the current carrying value of approximately $169,000. The Company also settled all of its remaining obligations to M-Wave DBS inventory suppliers for nominal value.  Based on these vendor settlements, the Company recorded approximately $324,000 in vendor debt forgiveness during the second quarter of 2006, which are included in the results from discontinued operations.

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

On February 28, 2008, we exercised our 60 day right to terminate our occupancy in Franklin Park, Illinois.  Concurrently, we entered into a lease agreement to occupy approximately 17,600 square feet of space located at 1300 Norwood Avenue, Itasca, IL 60413.  The facility is approximately 8 miles northwest of our current location and provides the Company additional warehouse space to accommodate our growing core businesses.

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

As of December 31, 2007, we had an order backlog of approximately $1,891,000 compared to $2,255,000 at December 31, 2006.  Most of our backlog is subject to cancellation or postponement without significant penalty.  One customer represents more than 10% of our total backlog, and 60% of our backlog is due to ship within 3 months.  This backlog is not necessarily indicative of our future results of operations or prospects.

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

Diversification of Products

Commencing the second half of 2006 and continuing throughout 2007, we have submitted to a test market in Asia purchase orders outside printed circuit boards.  This has included plastic and metal extrusions, and specialized assembly for products that are within and without printed circuit boards.  In addition we secured purchase orders for certain radio frequency (“RF”) signal enhancement products focused in both the commercial and consumer markets. The intent of the company in the future is to widen the products we procure from Asian markets for a more diverse group of customers.

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

Quality assurance is particularly important to our strategy and our product shipments are required to satisfy quality control tests established by our internal engineering department.  We typically perform quality control inspections prior to shipment of printed circuit boards to our customers. We warrant most printed circuit boards to our customers with a money-back guarantee for printed circuit boards and components.  We also pass back the warranty costs of the printed circuit boards to our suppliers and share in the cost of components assembled on defective boards with them.

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

Dependence on Domestic and Overseas Manufactures

We are dependent upon unaffiliated domestic and foreign companies for the manufacture of printed circuit boards as part of our Virtual Manufacturing process.  Our arrangements with manufacturers are subject to the risks of doing business, such as import duties, trade restrictions, production delays due to unavailability of parts or components, transportation delays, work stoppages, foreign currency fluctuations, political instability and other factors.  We believe that the loss of any one or more of our suppliers would not have a long term material adverse effect on our business, financial condition and results of operations because other manufacturers would be able to increase production to fulfill its requirements.  However, the loss of certain suppliers, could adversely affect our business in the short term, until alternative supply arrangements were secured.

Employees

On December 31, 2007 and 2006, we had 21 full-time employees.

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

OUR LIQUIDITY AND CAPITAL RESOURCES ARE LIMITED.

Although we believe the Company has secured adequate finances from equity transactions which can be used with cash generated from operations to support continuing operations and fund growth plans, our ability to fund working capital and anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions, financial conditions, our customers, actions of our domestic and international competitors, and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon our ability to effectively manage our expenses in relation to revenues, and our ability to access external sources of financing. Based upon the current level of operations and anticipated growth, we believe that future cash flow from operations will be adequate to meet our anticipated liquidity requirements over the next 12 months. There can be no assurances that our operations and access to external sources of financing will continue to provide resources sufficient to service our indebtedness after satisfying liabilities arising in the ordinary course of business during the next 12 months or thereafter.

As a result of our restructuring and our credit history, we have limited open credit terms available to us from our suppliers, increasing our reliance on other financing and internal working capital to fund our operations.

IN THE PRINTED CIRCUIT BOARD MARKET, WE ARE DEPENDENT ON THIRD-PARTY MANUFACTURERS LOCATED BOTH DOMESTICALLY AND OVERSEAS.

We are a value-added intermediary and service provider of high-performance printed circuit boards used in a variety of digital applications for telecommunications and industrial electronics applications. We satisfy our customers' requirements for commercial and industrial electronics application by outsourcing and coordinating the manufacture of such boards through a base of suppliers located domestically and in the Far East. If our services and new business model do not gain sufficient positive market acceptance, we may not achieve anticipated revenue, profits or continued viability. We are now fully dependent on third-party manufacturers and have no manufacturing capability of our own.

We are dependent upon unaffiliated domestic and foreign companies for the manufacture of printed circuit boards as part of our Virtual Manufacturing process. Our arrangements with manufacturers are subject to the risks of doing business, such as import duties, trade restrictions, production delays due to unavailability of parts or components, transportation delays, work stoppages, foreign currency fluctuations, political instability and other factors, which could have an adverse effect on our business, financial condition and results of operations. We believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on our business, financial condition and results of operations because other manufacturers would be able to increase production to fulfill our requirements. However, the loss of certain suppliers, could, in the short-term, adversely affect our business until alternative supply arrangements were secured.

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

WE ARE DEPENDENT ON A SMALL NUMBER OF MAJOR CUSTOMERS.

Our top ten customers in our printed circuit board (“PCB”) product line accounted for approximately 92% of our total PCB product line sales in 2007 and approximately 90% of our total PCB product line sales in 2006.  Sales within our Non PCB product line consist of sales to five primary customers.  These customers accounted for approximately 92% of our total Non PCB product line sales in 2007 and approximately 97% of our total Non PCB product line sales in 2006.  We expect that a small number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to any of these customers can change significantly from year to year. There can be no assurance that our major customers will continue to purchase products from us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customers or a change in the mix of product sales would have a material adverse effect on our business and financial condition.

DIVERSIFICATION OF PRODUCT LINES

We are procuring products outside our historical markets and expertise.  Our identification of Asian production may require assistance and research by third-parties outside our company.  The business may or not be profitable, and it may require greater attention from our management to monitor its viability, potentially diluting our efforts in our core business.

WE DEPEND ON KEY PERSONNEL, AND THEIR UNPLANNED DEPARTURE COULD HARM OUR BUSINESS.

We believe our success depends, in large part, upon our ability to attract and retain highly qualified management, marketing and sales personnel on favorable terms. We may have difficulty locating, hiring and retaining qualified personnel on favorable terms. If we were to lose the services of any of our key executive officers or other key personnel, or if we are unable to attract and retain other skilled and experienced personnel on acceptable terms in the future, or if we are unable to implement a succession plan to prepare qualified individuals to assume key roles upon any loss of our key personnel, then our business, results of operations and financial condition would be materially harmed. In addition, we do not currently have “key-man” life insurance policies covering all of our executive officers or key employees, nor do we presently have any plans to purchase such policies.

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

On November 15, 2007, the Company fails to comply with the Stockholders’ Equity, Market Value of Publicly Held Shares and Net Income from Continuing Operations requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(3), which requires the Company to have a minimum of $2,500,000 in stockholder's equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. The Company’s common stock is thus subject to delisting. The Company made a written submission to the NASDAQ staff, outlining its plan to achieve and sustain compliance with all of The NASDAQ Capital Market listing requirements, including the time frame for completion of such plan, on November 30, 2007.

On January 7, 2008, the Company received a notice of non-compliance from The NASDAQ Stock Market LLC based upon the Company’s failure to solicit proxies and hold its 2006 annual meeting of stockholders prior to December 31, 2007, as required by NASDAQ Marketplace Rules 4350(g) and 4350(e), respectively.

The Company requested a hearing before a NASDAQ Listing Qualifications Panel to present its plan for addressing the equity, proxy solicitation and annual meeting deficiencies.  The Company presented its plan to regain compliance with that requirement at a hearing before the Panel on February 21, 2008, requesting the panel grant the Company until March 21, 2008 to satisfy both the equity and annual meeting deficiencies.  The Company held its 2007 Annual Meeting on March 14, 2008.

On March 19, 2008, the Company received a NASDAQ Staff Deficiency Letter indicating that the Registrant fails to comply with the minimum closing bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(4).  To maintain the listing of its common stock on The NASDAQ Capital Market, the Company must maintain compliance with NASDAQ’S continued listing requirements, which require, among other things, that the bid price of the Company’s common stock not close below a minimum price of $1.00 per share for any period of 30 consecutive business days.

NASDAQ has provided the Company 180 calendar days for the minimum closing bid price on the Company’s common stock to exceed $1.00 per share for a minimum of ten consecutive business days.  If the closing bid price of the Company’s common stock exceeds $1.00 for a minimum of ten consecutive business days at any time prior to September 15, 2008, NASDAQ will provide written notification that the Company has regained compliance with the complies with the bid price rule.  If the closing bid price does not exceed $1.00 per share for a minimum of ten consecutive business days at any time prior to September 15, 2008, NASDAQ may provide an additional 180 calendar day period, or it may delist the Company’s common stock at that time.  At that time, the Company may appeal the Staff’s determination to delist its securities to a Listing Qualifications Panel.  In such case, NASDAQ’s decision to extend the time period for compliance or to delist the Company’s common stock will depend on whether the Company is in compliance with other NASDAQ listing qualification standards.  There can be no assurance that the Company will be in compliance with such listing qualification standards.

Additionally, the Company received a second letter on March 19, 2008, indicating that the Company’s common stock had not maintained a minimum market value of publicly held shares of $1,000,000 as required for continued listing by NASDAQ Marketplace Rule 4310(c)(7).

In accordance with Marketplace Rule 4310(c)(8)(B), the Company has been provided 90 calendar days, or until June 17, 2008, to regain compliance.  If, at anytime before June 17, 2008, the market value of publicly held shares of the Company’s common stock is $1,000,000 or more for a minimum of 10 consecutive trading days, NASDAQ will provide written notification that the Company has regained compliance with the market value of publicly held shares rule.  If compliance with this Rule cannot be demonstrated by June 17, 2008, NASDAQ will provide written notification that the Company’s securities will be subject to delisting.  At that time, the Company may appeal the Staff’s determination to a Listing Qualifications Panel.

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

Facilities

The following table lists our facilities at December 31, 2007:

Location	Function	Square Feet	Lease Expiration Date

Franklin Park, Illinois	Administrative	4,600	Leased-Monthly

Franklin Park, Illinois	Warehouse	6,750	Leased-Monthly

The new facility we will be moving into during 2008 has approximately 17,600 square feet of space comprised of approximately 12,600 square feet of warehouse space and approximately 5,000 square feet of  administrative space.

Item 3. Legal Proceedings

We are not party to any litigation which is material to our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company’s 2007 Annual Meeting of Stockholders was held on March 14, 2008.

(b) At the Company’s Annual Meeting of Stockholders, the Stockholders reelected to the Company’s Board of Directors Mr. Gary L. Castagna.  Mr. Castagna is a Class III Director and will serve a term ending upon the election of Class III Directors at the 2010 Annual Meeting of Stockholders.  The aggregate number of votes cast for, against, or withheld, for the election of Mr. Castagna was as follows: 1,122,147 for, 0 against, and 108,333 withheld.

(c) At the Company’s Annual Meeting of Stockholders, the Stockholders reelected to the Company’s Board of Directors Mr. Glenn A. Norem.  Mr. Norem is a Class III Director and will serve a term ending upon the election of Class III Directors at the 2010 Annual Meeting of Stockholders.  The aggregate number of votes cast for, against, or withheld, for the election of Mr. Norem was as follows: 1,122,159 for, 0 against, and 108,321 withheld.

(d) At the Company’s Annual Meeting of Stockholders, the Stockholders ratified the appointment of McGladrey & Pullen, LLP as auditors of the Company for the 2007 calendar year.  The aggregate number of votes cast for, against, or withheld, for the ratification of McGladrey & Pullen LLP as auditors were as follows: 1,178,026 for, 46,116 against, and 6,338 withheld.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Markets (trading symbol MWAV).  The following table sets forth, for the calendar periods indicated, the range of the high and low sales prices (for 2006, the last reported sales prices) of the common stock from January 1, 2006 through December 31, 2007 as reported by the NASDAQ. The Company effectuated a reverse split of the Company’s Common stock at a rate of one-for-four on December 18, 2006, which has been reflected in this chart:

	Year Ended December 31

	2007		2006

	Low	High	Low	High

First Quarter	$2.30	$4.72	$1.24	$4.08

Second Quarter	2.63	3.86	2.40	7.08

Third Quarter	1.55	3.70	2.48	4.20

Fourth Quarter	1.20	2.86	2.04	2.86

As of March 31, 2008, there were approximately 1,200 shareholders of record owning our common stock.  We did not pay any dividends on our common stock in 2006 or 2007 and we intend not to pay dividends in the foreseeable future in order to reinvest future earnings in the business.  Stock price on March 28, 2008 was $0.44.

Disclosure Regarding the Company’s Equity Compensation Plans

The following table summarizes information about equity awards under the 2003 Stock Incentive Plan as of December 31, 2007.

Plan Category	Number of shares of Common Stock to be Issued upon exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Available for Future Issuances
Equity compensation plans approved by security holders	468,031	$3.39	36,001

Equity compensation plan not approved by security holders	26,042	$5.40	0

Total	494,073	$3.50	36,001

On December 31, 2004 we issued 26,042 options to the owner of American Standard Circuits (“ASC”), with an exercise price of $5.40 per share, which were fully vested upon issuance and expire on December 31, 2008. The value of the  options was determined using the Black-Scholes pricing model which calculated a value of approximately $137,000 based on a fair value price of $5.40, assuming an expected life of 4 years, a risk-free interest rate of 4.16%, volatility of 174%. And no dividend yield. Upon issuance, the value of these options were recorded as an increase to additional paid-in capital and recognized as stock compensation expense.

Item 6. Managements Discussion and Analysis of Financial Condition and Results of Operation

A. Plan of Operation
B. RESULTS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2006

Significant Events

On January 26, 2007, the Company entered into a Merger Agreement with SunFuels, Inc. and Blue Sun Biodiesel, LLC (SunFuels).

SunFuel’s primary business is the acquisition and distribution of canola oils refined into a biodiesel blend that can operate in both commercial and passenger vehicles. The primary marketing of SunFuel’s products focuses on the branded Blue Sun Fusion™ that is a blend of premium Blue Sun Biodiesel (20%) with petroleum diesel fuel (80%), along with Blue Sun's proprietary additive package specifically tailored for regional climates and seasons. Blue Sun indicates that it will also refine biodiesel product from plant it broke ground on in 2007 located in Los Cruces, New Mexico

The merger transaction was subject to the approval by the stockholders of M-Wave and SunFuels and the members of Blue Sun, receipt of all required consents, receipt of all regulatory approvals, and other customary closing conditions.  In addition, the merger transaction was subject to the receipt upon closing of the previously subscribed $10.125 million in SunFuels Series A Convertible Preferred Stock.

On January 31, 2008, the Merger agreement expired and was terminated by M-Wave’s board of directors on February 1, 2008. The company does not have further obligations to Blue Sun with respect to the existing Merger Agreement.   The Board of Directors of M-Wave, Inc. determined that it was in the best interest of their shareholders, customers, suppliers, and employees to terminate the Merger Agreement. The Board informed Sunfuels that it remains open to pursuing a merger transaction at an appropriate future date, though to date, no further discussions have taken place.

On February 8, 2008, the Asset Purchase Agreement signed on July 20, 2007, by and among the Company, M-Wave International, LLC, an Illinois limited liability company (the “Purchaser”), Joseph Turek, and Robert Duke, an officer an employee respectively, was terminated by the Company’s Board of Directors.  The closing of the Merger Agreement with SunFuels, Inc. was a condition precedent in completing the Asset purchase Agreement.  The Board also authorized payment of the $30,000 termination fee to offset Purchaser’s expenses.

M-Wave’s Board determined that its primary short-term goal should be to regain compliance with the requirements for continued listing on The NASDAQ Capital Market.

Comparison of 2007 vs 2006

Net Sales

Net sales were approximately $11,600,000 for the twelve months ended December 31, 2007 versus approximately $9,762,000 for the twelve months ended December 31, 2006, an increase of approximately $1,838,000, or 19%.  The increase in sales is related to the increased impact of diversified product sales within our Non PCB product line.

Sales within our PCB product line were approximately $7,300,000 during 2007, a decrease of approximately $567,000, or 7%, or versus 2006.  Sales within the PCB product line is primarily made to ten key customers.  These top ten customers accounted for approximately 92% of yearly sales of this product line in 2007 versus these ten customers accounting for approximately 90% of the sales in 2006.  Sales decrease within the PCB product line was attributable to the full year impact of losing one key customer.

During 2007, we began to execute on our diversification strategy within our Non PCB product line announced in previous filings. We are initially focusing on serving our existing digital  PCB customers, sourcing products such as extrusions, spun metals, castings, wire harnesses, and assembly work associated with printed circuit boards.  Sales within this new segment were approximately $3,973,000 during 2007 compared to approximately $894,000 in 2006, an increase of approximately $3,079,000, or 344%.  We expect sales within this area to grow in future periods to the point where we expect to achieve comparable revenues and profitability to our PCB product line.

Other sales primarily represent revenues from tooling and commissions received subsequent to the sale of our RF product line per the terms of the sales agreement.  We received commissions for acting as a sales agent for certain RF customers during 2006.  These revenues contractually ended on December 31, 2006.  Other revenues for 2007 were approximately $327,000 compared to approximately $1,001,000 in 2006, a decrease of approximately $674,000.  We recorded approximately $282,000 in residual sales of our RF inventory and approximately $232,000 in commission revenues during 2006.

Gross Profit and Cost of Goods Sold

Our gross profit for the twelve months ended December 31, 2007 was approximately $2,837,000 compared to approximately $2,487,000 during the twelve months ended December 31, 2006, an increase of approximately $350,000, or 14% versus 2006.  The increase in gross margin dollars was directly attributable higher sales levels during 2007.  Our gross margin based on percentage of sales was approximately 24.5% during 2007, compared to approximately 25.5% during 2006, primarily due to changes in product mix.

Operating Expenses

General and administrative expenses were approximately $3,516,000 or approximately 30% of net sales for 2007 compared to approximately $3,976,000 or approximately 41% of net sales for 2006.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office, equipment and computer systems and occupancy expenses.  Payroll related expenses decreased approximately $103,000.  Professional services, which include legal, auditing, and consulting fees, increased approximately $29,000.  Occupancy expenses increased approximately $11,000 compared to prior year expenses as we leased additional warehouse space throughout the year to accommodate our needs due to increased sales levels during 2007.  We recorded stock compensation expense of approximately $141,000 during 2007 compared to approximately $851,000 during 2006, a decrease of approximately $710,000.  Current year stock compensation expense consisted of approximately $92,000 related to grants to the Board of Directors and approximately $49,000 related to extending the life of warrants held by M.A.G. Capital, LLC.  Prior year stock compensation expenses consisted of the following; prior year employee grants that vested during 2006 were approximately $153,000;  expenses for grants issued to employees and directors in 2006 were approximately $412,000; and expenses related to the re-pricing of warrants held by M.A.G. Capital, LLC were approximately $286,000.  Corporate development expenses were approximately $1,525,000 during 2007 compared to approximately $1,127,000 during 2006, an increase of approximately $398,000.   Costs related to our failed Blue Sun merger were approximately $1,222,000 during 2007.  Other public related costs during 2007 were approximately $302,000.  These costs include board fees, franchise taxes, listing fees, and statutory filing fees.  Merger and acquisition related expenses during 2006 were approximately $565,000 and other public costs during 2006 were approximately $562,000.

Selling and marketing expenses were approximately $861,000 or 7% of net sales in 2007 compared to approximately $821,000 or 8% of net sales for 2006. Selling and marketing expenses include the cost of salaries, advertising and promotion of our products, and commissions paid to independent sales organizations. Commissions paid to independent sales organizations decreased approximately $14,000 due to increased sales levels.  Expenses for our Singapore office increased approximately $28,000 during 2007. Payroll-related expenses increased approximately $29,000 during 2007 and travel expenses decreased approximately $31,000 during 2007.

Operating Loss from Continuing Operations

Our operating loss from continuing operations was approximately $1,539,000 in 2007, compared to approximately $2,310,000 for 2006, a decrease of approximately $771,000. The changes in operating loss reflect primarily the changes in gross profit, stock compensation, merger costs, and other operating expenses as discussed above, which can be summarized as follows:

Increase in gross margin	$350,000
Decrease in stock compensation expense related to FAS123R	710,000
Increase in merger and acquisition costs	(657,000)
Decrease in public costs	260,000
Decrease in other S G & A expenses	108,000

Decrease in operating loss from continuing operations	$771,000

Interest Income

We recorded no interest income in 2007 or 2006.

Interest Expense

Interest expense was $0 during 2007, compared to approximately $419,000 during 2006, primarily related to the financing costs with M.A.G. Capital, LLC.    The primary driver in prior year costs was non-cash interest expense of approximately $357,000 related to expensing of the unamortized portion of Long Term Debt due to the conversion to equity.

Preferred Dividends

The Company recorded $0 in 2007 compared to approximately $236,000 in preferred dividend expense during 2006 related to its issuance of Series B preferred stock to M.A.G. Capital, LLC, and its affiliates in March 2006.  M.A.G. Capital, LLC waived its dividends for 2007 and for a portion of  2006.

Income Taxes

We recorded no income tax expense during 2007 and 2006.

Liquidity and Capital Resources

Net cash used by operations was approximately $657,000 in 2007 compared to approximately $1,868,000 in 2006.

Accounts receivable increased approximately $182,000 during 2007 primarily due to increased sales levels.  Inventory increased approximately $139,000 again attributable to increased sales levels.  Prepaid expenses decreased approximately $45,000 primarily due to reductions in deposits paid to inventory suppliers.  Accounts payable increased approximately $293,000 and accrued expenses increased approximately $635,000 during 2007 primarily due to merger related costs expensed but not yet paid.

Net cash provided by investing activities was approximately $12,000 in 2007, compared to approximately $215,000 during 2006.  Sources of cash provided by investing activities during 2007 were primarily related to the sale of equipment and a final payment received on a note receivable.  Capital expenditures were $0 in 2007 compared to approximately $21,000 in 2006.

Net cash provided by financing activities was approximately $30,000 in 2007 compared to approximately $3,102,000 in 2006.  Exercise of stock options and payments on an equipment note payable were primary sources of cash provided by financing activities during 2007.  The conversion of our debt to equity combined with additional equity placements during 2006 were the primary sources of funding provided by financing activities during 2006.

Currently the Company is committed to growing its core business, as it relates to the continuing operations of its PCB and non-PCB product lines, including components and sub-assemblies.   If the Company is unable to secure adequate financing to grow its core business, the Company may be forced to modify its business and strategic plan.

Based upon the current level of operations and anticipated growth we believe that future cash flows from operations will be adequate to meet our anticipated liquidity requirements through the next fiscal year.

Credit Environment

In fiscal year 2007, the credit markets were volatile and have experienced a shortage in overall liquidity due to the instability in the sub−prime lending industry. The Company does not engage in any business activities in the mortgage industry. The Company believes it has sufficient liquidity from cash provided by operations and cash on hand. Sales are to a wide range of diverse commercial industries including electronic devices for municipal and governmental products, industrial components, and consumer products. However, if these customers reduce their spending as a result of the difficulties in the credit markets, it is possible revenues could decline.

Off−Balance Sheet Arrangements

The Company has not created, and is not party to, any special−purpose or off−balance sheet entities for the purposes of raising capital, incurring debt or operating the Company’s business. M-Wave does not have any off−balance sheet arrangements or relationships with entities that are not consolidated into the Company’s financial statements that are reasonably likely to materially affect M-Wave’s liquidity or the availability of capital resources.

Inflation

We believe inflation has not had a material effect on our gross margins or on our overall financial position.  However, expected Asian supplier price increases that average approximately 4-5% may have a material effect on the Company’s operations and financial position in 2008, if we are unable to pass through those increases under our present contracts.

Foreign Currency Transactions

All of our foreign transactions are negotiated, invoiced and paid in United States dollars.

Item 7. Financial Statements

Consolidated financial statements, related notes and exhibits for the years ended December 31, 2007 and 2006 are filed as part of this report.

The exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
M~Wave, Inc. and Subsidiary

We have audited the consolidated balance sheets of M~Wave, Inc. and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M~Wave, Inc. and Subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of M-Wave, Inc.’s internal control over financial reporting as of December 31, 2007 included in this annual report at Item 8A(T) Management’s Annual Report on Internal Control Over Financial Reporting , and, accordingly, we do not express an opinion thereon.

/s/McGladrey & Pullen, LLP

Schaumburg, Illinois
March 31, 2008

Annual Financial Statements

M-WAVE, Inc.  and Subsidiary

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 and 2006

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,081,019	$1,696,340
Accounts receivable, net of allowance for doubtful accounts, 2007- $80,000: 2006- $80,000	1,271,479	1,089,021
Inventories, net	1,486,998	1,348,004
Prepaid expenses and other assets	70,861	115,932
Note receivable	-	6,836
Total current assets	3,910,357	4,256,133
EQUIPMENT:
Equipment	424,910	434,156
Less accumulated depreciation	(230,051)	(145,607)
Equipment, net	194,859	288,549
TOTAL	$4,105,216	$4,544,682

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,941,969	$1,449,083
Accrued expenses	713,256	277,746
Note payable	-	58,000
Total current liabilities	2,655,225	1,784,829

COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $100 par value: Series A authorized, 30,000 shares; issued and outstanding: 2007 and 2006: 12,500 shares	656,800	656,800
Series B authorized, 70,000 shares; issued and outstanding: 2007 and 2006: 69,648 shares	6,842,797	6,842,797
Common stock, $.005 par value; authorized, 200,000,000 shares; issued and outstanding 2007: 1,813,150; 2006: 1,763,150 shares	11,236	10,986
Additional paid-in capital	14,427,683	14,199,062
Accumulated deficit	(18,203,355)	(16,664,622)
Treasury stock, at cost, 2007 and 2006: 433,954 shares	(2,285,170)	(2,285,170)
Total stockholders' equity	1,449,991	2,759,853
TOTAL	$4,105,216	$4,544,682

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 and 2006

	2007	2006

NET SALES	$11,600,535	$9,762,154
COST OF GOODS SOLD	8,763,088	7,275,029
Gross profit	2,837,447	2,487,125

OPERATING EXPENSES:
General and administrative	3,515,616	3,976,044
Selling and marketing	860,564	820,650
Total operating expenses	4,376,180	4,796,694

Operating loss from continuing operations	(1,538,733)	(2,309,569)

Interest expense	-	(419,028)

Loss from continuing operations	$(1,538,733)	$(2,728,597)

Loss from discontinued operations (note 13), net of tax	$-	$(488,668)

Net loss	$(1,538,733)	$(3,217,265)

Preferred stock dividends	$-	$(235,943)

Net loss attributable to common stockholders	$(1,538,733)	$(3,453,208)

BASIC AND DILUTED LOSS PER COMMON SHARE
Continuing operations	$(0.86)	$(1.84)
Discontinued operations	-	(0.31)
	$(0.86)	$(2.15)
Weighted average shares outstanding	1,796,657	1,604,794

See notes to consolidated financial statements

M-Wave, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(1,538,733)	$(3,217,265)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on disposal of property, plant, and equipment	334	31,405
Depreciation	88,142	85,123
Amortization of discount on long-term debt	-	356,787
Trade debt forgiveness	-	(323,772)
Provision for inventory at net realizable value	-	107,000
Stock compensation recognized on options and warrants	140,871	850,679
Fair value adjustment to common stock warrants	-	(4,993)
Changes in assets and liabilities:
Accounts receivable	(182,458)	(27,578)
Inventories	(138,994)	736,009
Prepaid expenses and other assets	45,071	220,455
Accounts payable	293,134	(657,449)
Accrued expenses	635,262	(24,881)
Net cash flows used in operating activities	(657,371)	(1,868,480)

INVESTING ACTIVITIES:
Purchase of equipment	-	(21,448)
Proceeds from sale of property, plant and equipment, net of selling costs	5,214	154,494
Repayments on note receivable	6,836	81,997
Net cash flows provided by investing activities	12,050	215,043

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	88,000	527,000
Net borrowings on note payable, bank	-	545,000
Payments on short and long term debt	(58,000)	(12,000)
Proceeds from preferred stock issuance	-	2,277,989
Payment of preferred dividends	-	(235,943)
Net cash flows provided by financing activities	30,000	3,102,046

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(615,321)	1,448,609
CASH AND CASH EQUIVALENTS:
Beginning of period	1,696,340	247,731
End of period	$1,081,019	$1,696,340

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of common stock warrants to stockholders' equity	$-	$230,424
Conversion of long-term debt to stockholders' equity	-	4,564,808
Accrued interest added to note payable balance	-	20,600
Reduction of accrued selling costs on sale of property, plant, and equipment	-	20,506
Note payable incurred for the purchase of equipment	-	70,000

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
YEARS ENDED DECEMBER 31, 2007 and 2006

	Common Stock	Preferred Stock Series A	Preferred Stock Series B	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance - December 31, 2005	$39,692	$656,800	$-	$12,558,653	$(13,211,414)	$(2,285,170)	$(2,241,439)

Conversion of long-term debt to 45,648 shares of Series B Preferred stock	-	-	4,564,808	-	-	-	4,564,808

Issuance of 19,000 shares of Series B Preferred Stock, net of issuance costs of $122,011	-	-	1,777,989	-	-	-	1,777,989

Reclassification of warrant liability	-	-	-	234,024	-	-	234,024

Issuance of 5,000 shares Series B Preferred stock	-	-	500,000	-	-	-	500,000

Stock compensation relating to stock options and warrants	-	-	-	850,679	-	-	850,679

Issuance of 212,500 shares of common stock upon exercise of stock warrants	4,250	-	-	522,750	-	-	527,000

Effect of one-for-four reverse split	(32,956)	-	-	32,956	-	-	-

Series B Preferred Stock dividends	-	-	-	-	(235,943)	-	(235,943)

Net loss	-	-	-	-	(3,217,265)	-	(3,217,265)
Balance - December 31, 2006	$10,986	$656,800	$6,842,797	$14,199,062	$(16,664,622)	$(2,285,170)	$2,759,853

Stock compensation relating to stock options and warrants	-	-	-	140,871	-	-	140,871

Issuance of 50,000 shares of common stock upon exercise of stock warrants	250	-	-	87,750	-	-	88,000

Net loss	-	-	-	-	(1,538,733)	-	(1,538,733)
Balance - December 31, 2007	$11,236	$656,800	$6,842,797	$14,427,683	$(18,203,355)	$(2,285,170)	$1,449,991

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

1.	ORGANIZATION AND OPERATIONS

M~Wave, Inc. ("M~Wave" or the “Company”), a Delaware corporation, was formed on January 31, 1992.

The Company provides supply chain services and sources printed circuit boards, custom electronic components, extrusions assemblies and non-electronic products from Southeast Asia. The parts and components sourced are utilized in a wide range of commercial and industrial electronics, and other consumer products. M-Wave additionally offers domestic and international supply chain services and estimated annual usage-driven stocking programs for its second and third-tier customers.

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

Principles of Consolidation - The consolidated financial statements include the accounts of M~Wave and its wholly owned subsidiaries.  Significant intercompany transactions and account balances have been eliminated. During the fiscal year ended December 31, 2007, M-Wave’s wholly owned subsidiary, M-Wave DBS, was dissolved (see Note 13).  Also in 2007, the Company formed a new wholly owned subsidiary, Ocean Merger Sub to facilitate the failed Blue Sun merger transaction (see Note 14).

Revenue Recognition - The Company recognizes revenue from customized product sales when each of the following conditions has been met: an arrangement exists, delivery has occurred, there is a fixed price, and collection is reasonably assured, which is generally upon shipment. The Company has consignment agreements with certain customers that recognize revenue when consumption of product by the customer is verified.  The Company does not have any revenues related to post-shipment obligations.

Cash and Cash Equivalents - Cash and cash equivalents comprise cash in banks and highly liquid investments that are both readily convertible to known amounts of cash or purchased with maturity of three months or less.  All cash is currently invested with Silicon Valley Bank.

Accounts Receivable - The majority of the Company's accounts receivable are due from a wide variety of companies in the consumer and industrial products industries.  Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required.  Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  Product sales include a right-of-return privilege.  A liability for anticipated sales returns has been provided based on historical experience and management’s customer and product knowledge.

	Allowance for Doubtful Accounts and Sales Returns
	2007	2006
Beginning Balance	$80,000	$168,000
Write-Offs	0	0
Decrease to Reserve	0	(88,000)
Ending Balance	$80,000	$80,000

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

	Allowance for Inventories
	2007	2006
Beginning Balance	$80,000	$937,000
Write-Offs	0	0
Decrease to Reserve	0	(857,000)
Ending Balance	$80,000	$80,000

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

The Company has issued preferred stock with embedded conversion features and warrants to purchase common stock in connection with debt and equity raises.  The Company has followed the accounting guidance of FAS 133, FAS 150, EITF 00-19, ASR 268, EITF Abstract Topic D-98 and related interpretations to determine whether these financial instruments should be accounted for as a liability or equity.  If the Company determines that a financial instrument is to be recorded as a liability, the Company accounts for that liability at fair value.  The liability is marked to market each reporting period with the resulting gains or losses shown on the consolidated statement of operations as a decrease or increase to interest expense.  At December 31, 2007 and 2006, all of these financial instruments are classified as equity.

Share-Based Payment – The Company follows the provisions of SFAS 123(R) which requires it to recognize compensation expense for equity awards over the requisite service period based on their grant date fair values.  Compensation expense is recognized using a straight-line method only for share-based payments expected to vest.  We estimate forfeitures at the date of grant based on our historical experience and future expectations.  Estimated forfeitures are expected to be minimus and not material to the financial statements.

Earnings Per Share - Potentially dilutive common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares, and the exercise of common stock options and warrants for all periods.  When dilutive, dividends on preferred shares are added back to the numerator of net loss when calculating earnings per share.  For all periods ended December 31, 2007 and 2006, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net losses for each period.  Below is a tabulation of the potentially dilutive securities:

	12 months ended December 31,
	2007	2006
Weighted average shares outstanding	1,796,657	1,604,794
Options in the money, net	6,452	35,902
Warrants in the money, net	22,704	85,991

Total Outstanding and Potentially Dilutive shares	1,825,813	1,726,687

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

New Accounting Pronouncements -  In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. The Company does not believe that adoption of SFAS 157 will have a material effect on its financial statements.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations. This Statement provides greater consistency in the accounting and financial reporting for business combinations. SFAS 141(R) establishes new disclosure requirements and, among other things, requires the acquiring entity in a business combination to record contingent consideration payable, to expense transaction costs, and to recognize all assets acquired and liabilities assumed at acquisition-date fair value. This standard is effective for the beginning of the Company’s first fiscal year beginning after December 15, 2008. SFAS 141(R) will have a significant impact on the accounting for future business combinations after the effective date and will impact financial statements both on the acquisition date and subsequent periods. The Company does not believe that adoption of SFAS 141(R) will have a material effect on its financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the minority or noncontrolling interests in a subsidiary or variable interest entity and for the deconsolidation of a subsidiary or variable interest entity. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. SFAS 160 is effective for the beginning of the Company’s first fiscal year beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

Reclassifications: Certain items in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

3.	BUSINESS PRODUCT LINES

Sales by product line consisted of the following:

	Twelve months ended December 31,
	2007	2006
Digital	$7,299,959	$7,867,429
Non PCB	3,973,255	894,012
Other	327,321	1,000,713
Total sales	$11,600,535	$9,762,154

Sales within the PCB product line include ten key customers, which represented approximately 92% of yearly sales in this product line in 2007 versus approximately 90% of yearly sales in the product line in 2006.

Sales within the Non PCB product line include five key customers, which represented approximately 92% of yearly sales in this product line in 2007 versus approximately 97% of yearly sales in the product line in 2006.

For the years ended December 31, 2007 and 2006, one customer represented approximately 44% and 30% of net sales, respectively.  For the year ended December 31, 2006, two additional customers represented approximately 12% and 10% of net sales.

The loss of, or a substantial reduction in the orders from, the Company’s major customers could have a material effect on the financial statements.

4.	INVENTORIES

Inventories consisted of the following:

	2007	2006

Components	$193,462	$159,565
Finished Goods	1,373,536	1,268,439
Less Reserve for Obsolete Inventory	(80,000)	(80,000)
Net Inventory	$1,486,998	$1,348,004

5.	ACCRUED EXPENSES

Accrued expenses at December 31, 2007 and 2006 were comprised of:

	2007	2006

Salary Related	$125,525	$127,489
Commissions	36,435	23,713
Professional Fees	1,666	36,179
Freight	45,000	54,000
Merger Related	381,880	0
Franchise Taxes	82,613	0
Other	40,137	36,365
Total accrued expenses	$713,256	$277,746

6.	DEBT

On October 10, 2006, the Company financed equipment for $70,000 with a note payable with eleven monthly installments of $6,000 and a final payment of $4,000.  This note payable was retired in 2007.

7.	LEASE COMMITMENTS AND RENT EXPENSE

The Company rents administrative and warehouse space under operating leases at its facility in Franklin Park, Illinois.  The terms of the agreement, signed November 22, 2005, require monthly rentals of approximately $6,750 with provisions for up to a five year occupancy, with the Company having the right to terminate the lease after each monthly period, provided it provides the landlord with a two month advanced written notice.  The Company recorded rent expense for the years ended December 31, 2007 and 2006 of approximately $84,000 and $71,000 respectively.

On February 27, 2008, the Company entered into a triple net lease agreement to occupy approximately 17,600 square feet of space located at 1300 Norwood Avenue, Itasca, Illinois 60413.  The lease is for a term of thirty seven months, commencing on April 1, 2008, with a renewal option for an additional sixty months.  Base rent for the first twelve months is $6,600 per month with a 3% annual increase during the term of the lease.  Under the terms of the agreement, the Company is responsible for payment of taxes and operating expenses.

Accordingly, the table below includes the Company’s future commitments at this new facility:

Year
2008	$79,000
2009	$82,000
2010	$84,000
2011	$87,000
2012	$89,000
Total	$421,000

8.	INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and Illinois state tax return. Open tax years for both jurisdictions are 2004 to 2006, which statutes expire in 2008 to 2010, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in selling, general and administrative expenses in the statements of operations. As of December 31, 2007, the Company has no liability for unrecognized tax benefits. The adoption and implementation of FIN 48 had no effect on the Company’s loss from continuing operations, net loss or basic and diluted loss per share for the period ended December 31, 2007.

The primary components comprising the net deferred tax assets (liabilities) are as follows:

Deferred tax assets	2007	2006
Accounts receivable	$31,200	$31,200
Inventories	61,950	48,768
Long-lived assets	642,130	647,895
Stock compensation	386,705	220,410
Net operating loss	7,163,061	6,672,014
Deferred tax assets	8,285,046	7,620,287

Valuation Allowance	(8,238,893)	(7,580,838)
Deferred tax liabilities
Accrued expenses and other	(46,153)	(39,449)
Net deferred tax asset	$0	$0

The valuation allowance increased by $658,055 and $1,576,816, for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, we had federal and state net operating loss carry forwards of approximately $18,367,000 for income tax purposes expiring in years 2024 to 2027.  Under the Internal Revenue Code, certain ownership changes, including the prior issuance of convertible preferred stock, may subject the Company to annual limitations on the utilization on its net operating loss carry forward.  As of December 31, 2007, the amount subject to limitations has not yet been determined.

A reconciliation of income tax expense from continuing operations and the amount computed by applying the statutory federal income tax rate to loss before income taxes from continuing operations as of December 31, 2007 and 2006, is as follows:

	2007	2006
Income Taxes at Statutory Rate	$(523,169)	$(927,723)
Increase (decrease) resulting from:
SIT, net of federal tax effect	(72,917)	(129,303)
Nondeductible Expenses	1,291	1,291
Valuation Allowance	658,055	1,181,755
Other	(63,260)	(126,020)
	$0	$0

9. SHARE BASED COMPENSATION

The Company has a stock option plan that authorizes the granting of options to officers, key employees and directors to purchase the Company’s common stock at prices equal to the market value of the stock at the date of grant. Under this plan, the Company has allocated virtually all shares available for future grants as of December 31, 2007.  The exercise price of all employee and director options granted in 2007 and 2006 were at fair market value.

Under M-Wave’s share-based long-term incentive compensation plans (“incentive plans”) M-Wave grants non-qualified stock options to certain employees

The Company recognized share-based compensation expense of approximately $92,000 and $565,000 in general and administrative expenses in the statement of operations for the twelve months ended December 31, 2007 and 2006 respectively.

As of December 31, 2007, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plans.  The requisite service period for all outstanding options has been completed as of December 31, 2007.

The fair value of M-Wave stock options was estimated at the date of grant using the Black-Scholes-Merton option-valuation model.  The table below outlines the weighted average assumptions for options granted during the twelve months ended December 31, 2007 and 2006:

	12 months ended December 31,
	2007	2006
Weighted Average Assumptions:
Risk-free interest rate	4.67%	4.50%
Expected term (in years)	5.0	5.0
Expected volatility	127.1%	275.5%
Expected dividend yield	0%	0%
Fair value	$2.65	$2.48

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

Beginning in 2006, new stock option grants generally vested immediately at grant date.

The following table summarizes M-Wave option activity for employees during the twelve months ended December 31, 2006 and 2007:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	299,879	$4.56
Granted	166,331	2.72
Exercised	-	-
Forfeited or expired	(6,913)	30.46
Outstanding at December 31, 2006	459,297	$3.52
Granted	34,776	3.41
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2007	494,073	$3.50	2.37	$-

Exercisable at December 31, 2007	494,073	$3.50	2.37	$-

The aggregate intrinsic value in the table above is before income taxes, based on M-Wave’s closing stock price of $1.55 as of the last business day of the period ended December 31, 2007.  There were no option exercises during 2007 or 2006.   Based on the Company’s election of the “with and without” approach, no realized tax benefit from stock options was recognized for the years ended December 31, 2007 and 2006.

Common Stock Purchase Warrants

On February 28, 2006, the Company re-priced all of their warrants issued to M.A.G. Capital, LLC and related entities.  A total of 532,862 warrants were re-priced from between $4.08 and $5.08 per share to $2.48 per share, one cent above the closing market price on that date.  The Company recorded approximately $286,000 of stock compensation expense during 2006 related to the re-pricing of these warrants.  The fair value of the re-pricing was determined using the Black-Scholes option pricing model assuming a risk-free interest rate of 4.00%, volatility of 73%, and no dividend yield.

During the third quarter of 2006, the Company’s Board of Directors amended the Purchaser’s maximum ownership percentage of the Company’s outstanding Common Stock from 9.99% to 19.99%.  On September 29, 2006, M.A.G. Capital, LLC, exercised 212,500 of their warrants.  The Company received proceeds of approximately $527,000.  As of December 31, 2007, M.A.G. Capital, LLC still held 320,363 warrants.

During the first quarter of 2007, an individual exercised 50,000 warrants, and the Company received proceeds of approximately $88,000.

In the third quarter of 2007, the Company extended the life of M.A.G. Capital, LLC warrants set to expire in that quarter.  Approximately 253,000 out of M.A.G. Capital, LLC’s 320,363 total warrants were extended for a period of six months until January 28, 2008.  The Company recorded approximately $49,000 of stock compensation expense related to the extension of these warrants.  The fair value of the extension was determined using the Black-Scholes option pricing model assuming a risk-free interest rate of 5.13%, volatility of 21.31%, and no dividend yield.  In January 2008, the Company extended the life of all warrants held by M.A.G. Capital for an additional six month period.

The following table summarizes M-Wave warrant activity during the twelve months ended December 31, 2006 and 2007:

Warrants	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)

Outstanding at January 1, 2006	616,613	$2.57
Granted	-	-
Exercised	(212,500)	2.48
Forfeited or expired	-	-
Outstanding at December 31, 2006	404,113	$2.62
Granted	-	-
Exercised	(50,000)	1.76
Forfeited or expired	-	-
Outstanding at December 31, 2007	354,113	$2.74	0.41

Exercisable at December 31, 2007	354,113	$2.74	0.41

12.	PREFERRED STOCK

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

The Series B stock is non-voting and is entitled to receive monthly dividends at an annual rate of 15%, subject to reduction to 9% after the Registration Statement is declared effective by the Securities and Exchange Commission. The Company is to use its best efforts to file a registration statement covering the shares of common stock underlying the Series B Convertible Preferred Stock (the “Conversion Shares”), the shares of common stock underlying the Warrants (the “Warrant Shares”), and the shares of common stock underlying the Series A Preferred Stock issued by the Company to the Purchasers on June 17, 2004.  Mercator waived their dividend payments for the entire year during 2007, and for the months of May, June, August, September, October, November, and December 2006.  For the period ended December 31, 2007, the Company paid no dividends on the Series B shares,.  For the period ended December 31, 2006, the Company paid dividends on of approximately $236,000 for the months March, April, and July 2006.

During 2007 and 2006, M.A.G. Capital, LLC did not convert any shares of their preferred stock into common shares. As of December 31, 2007 there are 12,500 Series A preferred shares outstanding and 69,648 Series B preferred shares outstanding.

On February 28, 2006, the Company re-priced all of their warrants issued to M.A.G. Capital, LLC and related entities.  A total of 532,862 warrants were re-priced from between $4.08 and $5.08 per share to $2.48 per share, one cent above the closing market price on that date.  The Company recorded approximately $286,000 of stock compensation expense during 2006 related to the re-pricing of these warrants.  The fair value of the re-pricing was determined using the Black-Scholes option pricing model.

During the third quarter of 2006, the Company’s Board of Directors amended the Purchaser’s maximum ownership percentage of the Company’s outstanding Common Stock from 9.99% to 19.99%.  On September 29, 2006, M.A.G. Capital, LLC, exercised 212,500 of their warrants.  The Company received proceeds of approximately $527,000.  As of December 31, 2007, M.A.G. Capital, LLC still held 320,362 warrants.

13.	DISCONTINUED OPERATIONS

On February 25, 2005 M-Wave, Inc. through its wholly owned subsidiary, M-Wave DBS, Inc., an Illinois corporation purchased substantially all of the assets of Jayco Ventures Inc. (JVI), for approximately $1,700,000.

After attempts to finance and establish the business through July 2005, the Company determined the assets and business was not commercially viable, and in December 2005 we determined to discontinue M-Wave DBS, Inc., formerly reported as the DBS segment.  In consideration of that change, essentially all employees of the DBS subsidiary were terminated in December 2005, and the remaining assets located in warehouses in California and Florida were liquidated in the ordinary course of business.

The Company entered into an agreement in October 2006 to complete the liquidation of all remaining inventory by the end of the year at a selling price which approximated the current carrying value of approximately $169,000. The Company also settled all of its remaining obligations to M-Wave DBS inventory suppliers for nominal value.  Based on these vendor settlements, the Company recorded approximately $324,000 in vendor debt forgiveness during the second quarter of 2006, which are included in the results from discontinued operations.

The Company follows the provisions of SFAS 144 to identify and account for discontinued operations.  The Company carried assets and liabilities related to its discontinued DBS operations on its balance sheet.  These assets were carried at their net book value which approximated its estimated net realizable value less estimated costs to sell the assets, and were included with assets from continuing operations in the accompany consolidated balance sheet.  These liabilities were carried at their net book value which approximated the full amount of consideration necessary to settle these obligations.  The approximate carrying value of these assets at December 31, 2006 was approximately $65,000 which related to accounts receivable still due to the Company.  All assets related to these operations had been realized as of December 31, 2007.  All liabilities related to these operations had been retired as of December 31, 2006.

The net loss from discontinued operations for the twelve months ended December 31, 2006 is as follows.  There was no activity related to these operations in 2007.

2006

Net Sales	$1,241,000
Cost of Goods Sold	1,702,000
Gross Loss	(461,000)
Operating Expenses	(28,000)
Loss from Discontinued Operations	$(489,000)

The loss from discontinued operations resulted in an increase to the basic and diluted loss per common share of approximately $0.31 for the twelve months ended December 31, 2006.

14.	SUBSEQUENT EVENTS

On January 26, 2007, the Company entered into a Merger Agreement with SunFuels, Inc. and Blue Sun Biodiesel, LLC.

The merger transaction was subject to the approval by the stockholders of M-Wave and SunFuels and the members of Blue Sun, receipt of all required consents, receipt of all regulatory approvals, and other customary closing conditions.  In addition, the merger transaction was subject to the receipt of the remaining $10.125 million in SunFuels Series A Convertible Preferred Stock.

On January 31, 2008, the Merger agreement expired and was terminated by M-Wave’s board of directors on February 1, 2008. The company does not have further obligations to Blue Sun with respect to the existing Merger Agreement.   The Company recorded approximately $1,222,000 in costs related to the transaction during 2007.

15.	MANAGEMENT’S PLAN FOR CONTINUING OPERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

Based upon the current level of operations and anticipated growth, management believes that the Company’s current cash plus future cash flow from operations are adequate to cover the Company’s internal needs during the upcoming year.  Operationally, the Company’s cash used in operations was approximately $657,000 during 2007, and believes that the $1.08 million in cash on hand as of December 31, 2007 is adequate to cover its operational expenses during the next fiscal year.

The Board of Directors of M-Wave, Inc. determined that it is in the best interest of their shareholders, customers, suppliers, and employees to terminate the Merger Agreement. The Board informed Sunfuels that it remains open to pursuing a merger transaction at an appropriate future date.

M-Wave’s Board determined that its primary short-term goal should be to regain compliance with the requirements for continued listing on The NASDAQ Capital Market.   The Company is presently looking at obtaining additional financing in order to regain compliance with NASDAQ, though there can be no assurance that we will be successful in these efforts.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures

Evaluation of Disclosure controls and procedures

As of the end of the period covered by this report, the Company is in process of carrying out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).

Based on that ongoing evaluation, the Company’s management concluded that the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report, cannot yet be determined such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  The Company is in the process of designing its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer are in the process of assessing whether or not the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

ITEM 8A (T) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. The Company’s internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

During the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Company's management determined that a material weakness within its internal control framework, which had been identified earlier, was still present.

The weakness relates to segregation of duties.  Current business conditions have led to limited financial resources for discretionary new personnel, making it difficult to segregate duties within the financial area. To address this weakness, the Company has implemented levels of financial reviews performed by the Chief Financial Officer and/or Chief Executive Officer.  In completing the evaluation of disclosure controls and procedures as of the end of the period covered by this report, the Company's management concluded that as a result of this material weakness in our internal control over financial reporting, the Company’s management concluded that its internal control over financial reporting, as of December 31, 2007, was not effective based on the criteria set forth by COSO in Internal Control - Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

MANAGEMENT'S PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

In light of the conclusion that our internal control over financial reporting was not effective, the Company’s management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through actively obtaining the assistance of experienced financial personnel to enhance our financial reporting capabilities.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the twelve months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information
None

Part III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company are:

Name	Age	Position
Joseph A. Turek	50	Chairman, President, and Chief Operating Officer
Jim Mayer	57	Interim Chief Executive Officer
Jeff Figlewicz	39	Chief Financial Officer
Gary L. Castagna	46	Director
Bruce K. Nelson	53	Director
Glenn A. Norem	55	Director

The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term.  The Board is comprised of one Class I Directors, Bruce Nelson, one Class II Director, Joseph A. Turek, and two Class III Directors, Glenn Norem and Gary L. Castagna.  The Class III Director’s term expires upon the election of directors at the 2010 annual meeting of shareholders, while the terms for the Class I and II expire upon the election of directors at the 2008 and 2009 annual meeting of shareholders, respectively.

JOSEPH A. TUREK, 50, is the founder of the Company and has served as a director of the Company since 1988.  Mr. Turek served as President of the Company from 1988 to February 1997, as Chairman from 1993 to September 2004, and as Chief Executive Officer from 1993 to July 2004.  Mr. Turek served for more than five years in various positions at West-Tronics, Inc., a manufacturer of low-frequency circuit boards and a contract assembler of electronic products, with his last position as President in 1987 and 1988.  West-Tronics entered into an assignment for the benefit of creditors in December 1988 pursuant to which the Company purchased the assets and assumed certain liabilities of West-Tronics, Inc.  Mr. Turek received a B.S.E.E. degree from the University of Notre Dame and an M.B.A. degree from Northwestern University.

JIM MAYER, 57, has been our Interim Chief Executive Officer since July 28, 2004.  He has 23 years of experience, including 12 years as CEO of DiversiCorp, Inc., has managed or directed more than 50 engagements with troubled companies, and has provided a variety of services directly to clients, including due diligence, workout, collateral control, corporate restructuring, bankruptcy support, cross-border secured finance and interim management. Mr. Mayer has served on several boards of directors including the Turnaround Management Association.  He has been the Managing Member of Credit Support International, a specialized consulting firm devoted to transitional and troubled middle market companies, since 1985.  Pursuant to an agreement between Credit Support International and the Company, Mr. Mayer acted as Chief Restructuring Advisor to the Board of Directors of the Company from April 15, 2003 through May 14, 2004.  During 2007 and 2008, Mr. Mayer has attended two National Director Institutes sponsored by Foley and Lardner.

GARY L. CASTAGNA, 46, has been a director of the Company since January 2001.  Mr. Castagna presently serves as Senior Vice President, Chief Financial Officer, and Treasurer of Amcol International Corporation, a company that is engaged in the materials and environmental industries.  Mr. Castagna was a consultant to Amcol from June 2000 to February 2001 and Vice President of Chemical International Corporation, a former subsidiary of Amcol, from August 1997 to May 2000.  Mr. Castagna received his bachelor's degree in accounting and finance from the University of Michigan, Ann Arbor. He has also completed graduate courses at University of Michigan, and is a certified public accountant.

BRUCE K. NELSON, 53, has been a director of the Company since 2005.  Mr. Nelson most recently served as Chief Financial Officer of US Modular, a memory and storage company.  Prior to joining US Modular, Mr. Nelson served as Chief Financial Officer of  netGuru, Inc., a provider of engineering software and IT solutions for more than 19,000 clients worldwide from 2002 to 2007.  Prior to joining netGuru, Mr. Nelson served as Chief Operating Officer of Irvine-based Millennium Information Technologies, Inc. from 1997 to 2002. Mr. Nelson holds a B.S. in Finance from University of Southern California and an MBA from Bryant College in Smithfield, Rhode Island.

GLENN A. NOREM, 55, has been a director of the Company since 2005.  Mr. Norem presently serves as a Managing Partner of LoneStar CAPCO Fund, LLC, a Texas certified capital company, since its formation in March 2005. The LoneStar CAPCO Fund secures debt and equity investments in early-stage companies located in Texas.

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

JEFF FIGLEWICZ, 39, was appointed Chief Financial Officer in August 2006.  From June 2004 to August 2006, Mr. Figlewicz served as Corporate Controller and Principal Accounting Oficer.    Mr. Figlewicz was a Controller with Ametek-National Controls Corp from July 2002 to June 2004.  From February 1997 to June 2002 Mr. Figlewicz served as Controller with Meridian Rail Products.   Since 2006, Mr. Figlewicz has been an active member of the American Electronics Association (Aea) CFO club and the RSM McGladrey CFO club.  Mr. Figlewicz received his bachelor's degree in finance from Illinois State University and received his MBA from Keller Graduate School of Management.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, and other persons performing similar functions.  A copy of our Code of Ethics is attached hereto as Exhibit 14.  Shareholders may also request a written copy of the Code of Ethics.

Item 10.  Executive Compensation
The following table shows the compensation paid by the Company to the individual who served as the Company’s Chief Executive Officer in 2007 and its three other most highly compensated officers during 2007.  No other executive officer of the Company had a total annual salary and bonus for 2007 that exceeded $100,000.

	SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)
Jim Mayer	2007	$150,000	$0	$0	$0
(Interim CEO)(2)	2006	$170,000	$0	$0	$61,880

Joseph A. Turek	2007	$135,000	$0	$0	$0
(President & COO)(3)	2006	$130,000	$0	$0	$123,759

Robert Duke	2007	$150,000	$0	$0	$0
(President-Sales)	2006	$148,000	$0	$0	$0

Jeff Figlewicz	2007	$120,000	$0	$0	$0
(CFO)(4)	2006	$95,000	$0	$0	$30,940

	SUMMARY COMPENSATION TABLE (continued)

Name and Principal Position	Year	Nonequity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jim Mayer	2007	$0	$0	$0	$150,000
(Interim CEO)(2)	2006	$0	$0	$0	$231,880

Joseph A. Turek	2007	$0	$0	$0	$135,000
(President & COO)(3)	2006	$0	$0	$0	$253,759

Robert Duke	2007	$0	$0	$0	$150,000
(President-Sales)	2006	$0	$0	$0	$148,000

Jeff Figlewicz	2007	$0	$0	$0	$120,000
(CFO)(4)	2006	$0	$0	$0	$125,940

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

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

The following table presents the outstanding equity awards held as of December 31, 2007 by each named executive officer.  All such awards were stock options.

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

As of December 31, 2005, Messrs. Mayer, Turek, and Duke, agreed to voluntarily reduce compensation levels to $150,000, $135,000, and $150,000 respectively in an effort to assist the Company’s financial performance. The contracts of Messrs. Mayer, Turek, and Duke were not renewed by the Board of Directors and expired on December 31, 2006, after being given the required 90 day notice.  However, each individual remains employed on an “at will” basis at their agreed upon rates as of December 31, 2006 on a month to month basis.

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

Due to lack of availability of shares in the plan, the Directors’ grants for 2007 were partially granted, up to the shares available in the plan.  The Directors received approximately $40,000 of their automatic grants for 2007.

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a non-employee director during the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash	Option Awards ($) (1)	Non-equity Incentive Plan Compensation	All Other Compensation	Total
Gary L. Castagna	$42,250	$30,724	$0	$0	$72,974

Bruce K. Nelson	$56,000	$30,724	$0	$0	$86,724

Glenn A. Norem	$56,500	$30,724	$0	$0	$87,224
(1) Each non-employee director was granted automatic options to purchase 11,592 shares of common stock at an exercise price of $3.41 per share.  The options were valued using the Black-Scholes pricing model under the following assumptions: five year life, volatility of 127.11%, discount rate of 4.67%, and no dividend yield.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 31, 2008 by (1) each person known to the Company to beneficially own 5% or more of the Company’s common stock, (2) each of the Directors and each executive officer, and (3) all executive officers and directors of the Company as a group.  The number of shares of common stock shown as owned below assumes the exercise of all currently exercisable options held by the applicable person or group, and the percentage shown assumes the exercise of such options and assumes that no options held by others are exercised.  Unless otherwise indicated below, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their respective names.  For purposes of the following table, each person’s “beneficial ownership” of the Company’s common stock has been determined in accordance with the rules of the Commission.

Name of Beneficial Holder	Number of Shares Beneficially Held	Percentage of Shares Beneficially Owned (8)

M.A.G. Capital, LLC (1)(11)	349,715	19.29%
Asset Managers International Limited (11)	198,177	10.93%
Gary L. Castagna (2)	43,944	2.42%
Jim Mayer (3)(10)	99,750	5.50%
Joseph A. Turek(4)(10)	394,750	21.77%
Bruce Nelson (5)	42,944	2.37%
Glenn Norem (6)	36,694	2.02%
Jeff Figlewicz (7)(10)	25,000	1.38%
All Directors and executive officers as a group (six persons) (8)

	643,081	35.47%

(1)
The following table depicts the total number of shares that M.A.G. Capital, LLC beneficially owns on behalf of itself and its affiliated funds (Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd.).  David F. Firestone is the managing member of M.A.G. Capital LLC, and as such he has beneficial ownership of shares owned by M.A.G. Capital LLC and its managed investment funds. (Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd.) own 100% of M-Wave’s outstanding Series A Convertible Prefrred Stock and Series B Convertible Preferred Stock.

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

(2)	Includes 43,944 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of March 31, 2008.

(3)
Includes 1,250 shares owned, 62,500 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of March 31, 2008, and 36,000 shares upon the exercise of immediately exercisable warrants, or warrants exercisable within 60 days of March 31, 2008.

(4)	Includes 344,750 shares owned.

(5)	Includes 42,944 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of March 31, 2008.

(6)	Includes 36,694 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of March 31, 2008.

(7)	Includes 25,000 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of March 31, 2008.

(8)	Includes 297,081 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of March 31, 2008.

(9)	Based on 1,813,150 shares outstanding on March 31, 2008.

(10)	c/o M-Wave, Inc., 11533 Franklin Avenue, 2nd Floor, Franklin Park, Illinois 60131.

(11)	555 South Flower Street, Suite 4500, Los Angeles, California 90071.

Item 12.  Certain Relationships and Related Transactions

None

Item 13. Exhibits

Exhibit Index
Exhibit
No.	Description	Location

10.1	Industrial Building Lease between M-Wave Inc., and 1300 Norwood Associates LLC, dated February 27, 2008	1

14	Code of Ethics	Filed Herewith

31.1	Certification of the CEO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

31.2	Certification of the CFO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

(1)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed March 6, 2008

Item 14. Principal Accounting Fees and Services

During the years 2007 and 2006 we retained McGladrey and Pullen, LLP and RSM McGladrey to provide services in the following categories and paid the following approximate amounts.
	2007	2006

Audit fees	$184,000	$172,000
Audit–related fees	54,000	61,000
Tax fees	12,000	12,000
All other	0	0
Total fees	$250,000	$245,000

Audit fees are those fees for professional services rendered in connection with the audit of our annual consolidated financial statements included in our Annual Report on Form 10-KSB and the review of our quarterly consolidated financial statements included in our Quarterly Reports on Form 10-QSB.

Audit-related fees consist primarily of services rendered in connection with consultations on financial accounting and reporting standards, SEC registration statements, and assistance with SEC staff comments.

Tax fees are primarily for preparation of tax returns, assistance with tax audits and appeals, advice on acquisitions and technical assistance.

All of the non-audit services disclosed above for 2007 and 2006 were pre-approved by the Audit Committee in accordance with the procedures described below.  The Audit Committee considered whether the non-audit consulting services provided by the auditors' firm could impair the auditors' independence and concluded that such services have not impaired the auditors' independence.

All services to be provided by McGladrey & Pullen, LLP and RSM McGladrey are subject to pre-approval by the Audit Committee. The Chairman of the Audit Committee informally pre-approves audit and non-audit services, up to $5,000, with such pre-approvals subsequently ratified by the full Audit Committee. Typically, however, the Audit Committee itself reviews the matters to be approved. The Audit Committee periodically monitors the services rendered by and actual fees paid to the independent auditors to ensure that such services are within the parameters approved by the Audit Committee. The Sarbanes-Oxley Act prohibits an issuer from obtaining certain non-audit services from its auditing firm so as to avoid certain potential conflicts of interest; the Company will not obtain any of these prohibited services from McGladrey & Pullen, LLP, RSM McGladrey, and the Company is able to obtain such services from other service providers at competitive rates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M~WAVE, Inc.

By:	/s/ Jim Mayer
Jim Mayer
Interim Chief Executive Officer
March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jim Mayer
Jim Mayer
Interim Chief Executive Officer (Principal Executive Officer)
March 31, 2008

/s/ Joseph A. Turek
Joseph A. Turek	/s/Bruce Nelson
Chairman, President and COO	Bruce Nelson
Director	Director
March 31, 2008	March 31, 2008

/s/ Jeff Figlewicz	/s/ Glenn Norem
Jeff Figlewicz	Glenn Norem
Chief Financial Officer and Secretary (Principal Financial Officer)	Director
March 31, 2008	March 31, 2008

/s/ Gary Castagna
Gary Gastagna
Director
March 31, 2008