Form 10-Q
period 2008-03-31
M WAVE INC
filed 2008-05-15
CIK 883842

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008	Commission File No. 0-19944

M~WAVE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3809819
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer identification No.)

1300 Norwood Ave. Itasca, Illinois	60143
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(630) 562-5550

11533 Franklin Ave. Franklin Park, Illinois	60131
(Former address, if changed since last report)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large Accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant has 1,813,150 shares of common stock outstanding at May 14, 2008.

M-WAVE, INC.

Part I - Financial Information
Item 1 - Financial Statements

M-Wave, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$644,495	$1,081,019
Accounts receivable, net of allowance for doubtful accounts, 2008- $80,000: 2007- $80,000	1,085,207	1,271,479
Inventories, net	1,676,911	1,486,998
Prepaid expenses and other assets	140,880	70,861
Total current assets	3,547,493	3,910,357
EQUIPMENT:
Equipment	424,910	424,910
Less accumulated depreciation	(249,986)	(230,051)
Equipment, net	174,924	194,859
TOTAL	$3,722,417	$4,105,216

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,860,701	$1,941,969
Accrued expenses	796,495	713,256
Total current liabilities	2,657,196	2,655,225

COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $100 par value; Series A authorized, 30,000 shares;issued and outstanding: 2008 and 2007: 12,500 shares	656,800	656,800
Series B authorized, 70,000 shares; issued and outstanding:2008 and 2007: 69,648 shares	6,842,797	6,842,797
Common stock, $.005 par value; authorized, 200,000,000 shares; issued and outstanding 2008 and 2007: 1,813,150 shares	11,236	11,236
Additional paid-in capital	14,427,877	14,427,683
Accumulated deficit	(18,588,319)	(18,203,355)
Treasury stock, at cost, 2008 and 2007: 433,954 shares	(2,285,170)	(2,285,170)
Total stockholders' equity	1,065,221	1,449,991
TOTAL	$3,722,417	$4,105,216

See notes to consolidated financial statements

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31
	2008	2007

NET SALES	$3,031,704	$2,262,921
COST OF GOODS SOLD	2,199,792	1,700,396
Gross profit	831,912	562,525

OPERATING EXPENSES:
General and administrative	715,144	676,178
Selling and marketing	237,649	213,066
Total operating expenses	952,793	889,244
Net loss	$(120,881)	$(326,719)

Preferred stock dividends	$(264,082)	$0

Net loss attributable to common shareholders	$(384,963)	$(326,719)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.21)	$(0.19)
Weighted average shares outstanding	1,813,150	1,763,150

See notes to consolidated financial statements

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(120,881)	$(326,719)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	19,935	22,268
Stock compensation recognized on options and warrants	193	92,173
Changes in assets and liabilities, net of effects of acquired business:
Accounts receivable	186,272	196,115
Inventories	(189,913)	(60,948)
Prepaid expenses and other assets	(70,019)	(66,984)
Accounts payable	(81,268)	(80,573)
Accrued expenses	(180,843)	(18,058)
Net cash flows used in operating activities	(436,524)	(242,726)

INVESTING ACTIVITIES:
Repayments on note receivable	0	6,836
Net cash flows provided by investing activities	0	6,836

FINANCING ACTIVITIES:
Payments on short and long term debt	0	(18,000)
Net cash flows provided by financing activities	0	(18,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(436,524)	(253,890)
CASH AND CASH EQUIVALENTS:
Beginning of period	1,081,019	1,696,340
End of period	$644,495	$1,442,450

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	264,082	0

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

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

2. Business Product Lines

Sales by product line for the three months ended March 31, 2008 and 2007 consisted of the following:

	Three months ended March 31,
	2008	2007
PCB	$1,946,229	$1,715,104
Non PCB	1,038,902	457,715
Other	46,573	90,102
Total sales	$3,031,704	$2,262,921

Sales within the printed circuit board product line (“PCB”) include ten key customers, which represented approximately 98% of sales in the first quarter of 2008 versus approximately 94% of sales in the first quarter of 2007.  Sales for the Company’s top ten PCB customers were up approximately 18% compared to prior year.

Non printed circuit board (“Non PCB”) sales represent sales of new products, other than printed circuit boards, to the Company’s existing customer base.  Sales within the Non PCB product line include three primary customers, which represented approximately 77% of sales of Non PCB products in the first quarter of 2008 versus approximately 90% of sales in the first quarter of 2007.  Sales for the Company’s top three Non PCB customers were up approximately 94% compared to prior year’s sales.

Other sales primarily represent tooling charges billed to customers for either new products or existing products that have gone through a revision and freight costs billed to customers.

The loss of, or a substantial reduction in the orders from, the Company’s major customers could have a material effect on the financial statements.

3. Equity

The Series B stock is non-voting and is entitled to receive monthly dividends at an annual rate of 15%, subject to reduction to 9% after the Registration Statement is declared effective by the Securities and Exchange Commission. The Company is to use its best efforts to file a registration statement covering the shares of common stock underlying the Series B Convertible Preferred Stock (the “Conversion Shares”), the shares of common stock underlying the Warrants (the “Warrant Shares”), and the shares of common stock underlying the Series A Preferred Stock issued by the Company to the Purchasers on June 17, 2004.  Mercator waived their dividend payments for the three months ended March 31,  2007.  Dividends for the three months ended March 31, 2008 of approximately $264,000 has been accrued but unpaid.

During the first three months of 2008 and 2007, M.A.G. Capital, LLC did not convert any shares of their preferred stock into common shares. As of March 31, 2008 there are 12,500 Series A preferred shares outstanding and 69,648 Series B preferred shares outstanding.

Potentially dilutive common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares, and the exercise of common stock options and warrants for all periods.  For all periods ended March 31, 2008 and 2007, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net losses for each period.  Below is a tabulation of the potentially dilutive securities for the periods ended March 31, 2008 and 2007:

	2008	2007
Weighted average shares outstanding	1,813,150	1,763,150
Options in the money, net	0	68,302
Warrants in the money, net	0	127,026
Preferred shares convertible to Common	0	2,204,051
Total Outstanding and Potentially
Dilutive shares	1,813,150	4,162,529

On July 12, 2007, the Board of Directors authorized a six month extension of M.A.G. Capital’s warrants that were set to expire on July 23, 2007.  This action extended the life of approximately 253,000 of approximately 320,000 warrants, all priced at $2.48, to January 23, 2008.  The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $49,000 based on a fair value price of $0.19, assuming an expected life of 6 months, a risk-free interest rate of 5.13%, volatility of 21.3%, and no dividend yield.  M.A.G. Capital has approximately 50,000 warrants that were set to expire on February 23, 2008, and approximately 17,000 warrants that were set to expire on June 16, 2008.

On January 19, 2008, the Board of Directors authorized an additional six month extension of all warrants held by M.A.G. Capital, LLC, that were set to expire on January 23, February 23, and June 16, 2008, respectively.  This action extended the life of approximately 320,000 warrants, all priced at $2.48, to July 23, August 23, and December 16, 2008, respectively.  The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $193 based on a nominal fair value price, assuming an expected life of 6 months, a risk-free interest rate of 3.66%, volatility of 52.4%, and no dividend yield.    All warrants owned by M.A.G. Capital are fully vested and exercisable as of March 31, 2008.

4. Litigation

The Company is not a party to any litigation whose outcome is expected to have a material adverse effect on the financial position or results of operations of the Company.

5. Share-Based Compensation

The Company has a stock option plan that authorizes the granting of options to officers, key employees and directors to purchase the Company’s common stock at prices equal to or above the market value of the stock at the date of grant.  Under this plan, the Company has allocated virtually all shares available for future grants as of March 31, 2008.  The exercise price of all employee and director options granted in 2007 are above fair market value.

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

The Company recognized share-based compensation expense related to options of approximately $92,000 in general and administrative expenses in the statement of operations for the three months ended March 31, 2007.  No compensation expense related to options was recognized for the three months ended March 31, 2008.

As of March 31, 2008, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the incentive plans.  The requisite service period for all outstanding options has been completed as of March 31, 2008.

For the three months ended March 31, 2007, the Company issued 34,776 options.  These grants were priced at $3.41 .  There were no options granted for the three months ended March 31, 2008.  There were no options exercised or forfeited, nor did any expire during the three months ended March 31, 2008 and 2007, respectively.

Total common stock warrants outstanding at March 31, 2008 were 354,113, and were all exercisable at March 31, 2008.  During the second quarter of 2007, 50,000 warrants priced at $1.76 were exercised.  The Company received cash of approximately $88,000 and recorded an increase to common stock and additional paid in capital.

6. Financial Instruments

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  However, the FASB issued FSP SFAS 157-2 which deferred the effective date of SFAS 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis.  The Company determined that the adoption of SFAS 157 did not have a material effect on its consolidated financial statements.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:
☐	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
☐
Level 2: Observable inputs other than those included in Level 1.  For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

☐	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The Company currently does not have any Level 1, Level 2 or Level 3 financial instruments.  Substantially all of the Company’s cash and cash equivalents are held in demand deposits, including money market accounts, with its bank.  The fair value of these assets is determined by deposit values and interest earned based in stated bank rates.

7. Reclassifications

Certain items in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

8.  New Accounting Pronouncements

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to discuss the underlying risks that an entity intends to manage as well as accounting designation.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company does not believe that adoption of SFAS 161 will have a material effect on its consolidated financial statements.

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

Significant Events

On February 28, 2008, we exercised our 60 day right to terminate our occupancy in Franklin Park, Illinois.  Concurrently, we entered into a lease agreement to occupy approximately 17,600 square feet of space located at 1300 Norwood Avenue, Itasca, IL 60413.  The facility is approximately 8 miles northwest of our current location and provides the Company additional warehouse space to accommodate our growing core businesses.  In April 2008, we moved into our new facility.

On January 26, 2007, the Company entered into a Merger Agreement with SunFuels, Inc. and Blue Sun Biodiesel, LLC (SunFuels).

On January 31, 2008, the Merger agreement expired and was terminated by M-Wave’s board of directors on February 1, 2008. The company does not have further obligations to Blue Sun with respect to the existing Merger Agreement.   The Board of Directors of M-Wave, Inc. determined that it was in the best interest of their shareholders, customers, suppliers, and employees to terminate the Merger Agreement. The Board informed Sunfuels that it remained open to pursuing a merger transaction at an appropriate future date, though to date, no further discussions have taken place.

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

M-Wave’s Board determined that its primary short-term goal should be to regain compliance with the requirements for continued listing on The NASDAQ Capital Market.  Unfortunately, M-Wave was unable to complete additional equity financing on acceptable terms, and on April 1, 2008, the Company received a letter indicating that the NASDAQ Listing Qualifications Hearings Panel has determined to delist the Company’s common stock from The NASDAQ Stock Market LLC, and suspended trading in the Company’s securities effective with the open of business on April 3, 2008.  The NASDAQ Panel’s determination was based upon the Company’s non-compliance with the minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market, as set forth in Marketplace Rule 4310(c)(3).

The Company’s securities were immediately eligible for quotation in the Pink Sheets, an electronic quotation service for securities traded over-the-counter, effective with the open of business on April 3, 2008.  The Company is also working with a market maker and is hopeful that its securities will trade on the Over-the-Counter Bulletin Board (“OTCBB”) in the future.  Trading of the Company’s securities on the OTCBB, which is maintained by the Financial Industry Regulatory Authority (“FINRA”), is subject to a market maker’s filing of the appropriate application with, and the clearance of such application by, FINRA.  The Company anticipates disclosing further trading venue information for its common stock once such information becomes available.

On April 11, 2008, Jim Mayer, Interim Chief Executive Officer, notified the Company that he was resigning to pursue other opportunities.  Mr. Mayer agreed to assist the Company in an advisory role until August 15, 2008.

Pursuant to Mr. Mayer’s resignation, the Board of Directors appointed Joe Turek, the Company’s Chairman and Chief Operating Officer, as acting Chief Executive Officer.

RESULTS FOR THE THREE MONTHS ENDED March 31, 2008 COMPARED TO THE THREE MONTHS ENDED March 31, 2007

Net Sales

Net sales were approximately $3,032,000 for the three months ended March 31, 2008 versus approximately $2,263,000 during the three months ended March 31, 2007, an increase of approximately $769,000 or 34.0%.  Sales within our PCB product line increased approximately $231,000 during the first quarter of 2008, an increase of approximately 13% of prior year first quarter sales.  Sales to our top ten PCB customers were approximately $1,899,000 during the three months ended March 31, 2008, an increase of approximately $288,000 compared to the three months ended March 31, 2007.  Sales within our three largest customers were stronger, accounting for the majority of the increase within our PCB customer base.  Sales amongst our top ten PCB customers represented approximately 98% of sales within this product line for the three months ended March 31, 2008 compared to approximately 94% of sales within this product line for the three months ended March 31, 2007.

Sales within our non-PCB product line were approximately $1,039,000 for the three months ended March 31, 2008, approximately $387,000 above sales for the three months ended March 31, 2007. As this line grows, we expect to achieve long-term revenues to approach those currently experienced within our digital product line.  The non-PCB sales recorded in the first quarter were on par with sales recorded during the most recent quarters.  We continue to focus our efforts on growing our core business and customer base, primarily by concentrating efforts on expanding our customer base within our Non-PCB product line.

Other revenues for the three months ended March 31, 2008 were approximately $47,000, approximately $43,000 below other revenues recorded in the three months ended March 31, 2007.  Other revenues primarily consist of tooling charges for new and redesigned products, freight charges billed, and cash discounts taken by customers for early payments, which are recorded as a reduction of sales.    Tooling revenues for the first quarter of 2008 were approximately $24,000 below tooling revenues recorded during the first quarter of 2007.

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the three months ended March 31, 2008 was approximately $832,000, or 27.4% of net sales, compared to a gross profit of approximately $563,000, or 24.9% of net sales, for the three months ended March 31, 2007.  Increased sales levels was the primary driver of increased margin dollars, with sales of two items to two Non-PCB customers accounting for the majority of year over year gross profit percentage increase.

Operating Expenses

General and administrative expenses were approximately $715,000 or 23.6% of net sales in the first quarter of 2008 compared to approximately $676,000 or 29.9% of net sales in the first quarter of 2007, an increase of approximately $39,000.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment and computer systems, and occupancy expenses. In comparison to the first quarter of 2007, payroll related expenses increased approximately $14,000.   Professional services, which include legal, auditing, and consulting fees, increased approximately $13,000 in the first quarter of 2008 compared to prior year expenses.  Public company related costs such as investor relations, Sarbanes-Oxley expenses, and board and committee fees were approximately $190,000 in the first quarter of 2008 compared to approximately $124,000 during the first quarter of 2007, an increase of approximately $66,000.  Approximately $78,000 of expenses recorded during the first quarter of 2008 related to costs associated with the failed Blue Sun transaction.  We recorded stock compensation expenses during the first quarter of 2008 of approximately $0 compared to approximately $92,000 for the first quarter of 2007.  Stock compensation expense for the first quarter of 2008 related to extending the life of warrants held by M.A.G. Capital, LLC while prior year expenses related to the vested portion of prior options granted. Other operating expenses increased approximately $39,000 during the first quarter of 2008 compared to the first quarter of 2007.  These expenses include travel, telephone, insurance, depreciation, and rent.  Primary drivers in the increased expense related to moving expenses related to our facility move of approximately $10,000 in the first quarter of 2008 combined with a workers compensation premium refund recorded in the first quarter of 2007.

Selling and marketing expenses were approximately $238,000 or 7.8% of net sales in the first quarter of 2008 compared to approximately $213,000 or 9.4% of net sales in the first quarter of 2007.  Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the first quarter of 2007, commission paid to independent sales organizations increased by approximately $22,000 due to higher sales levels; payroll-related expenses decreased by approximately $4,000. Costs related to our Singapore office decreased by approximately $2,000; other sales expenses, including travel related expenses increased by approximately $9,000 in the first quarter of 2008 compared to the first quarter of 2007.

Operating Loss

Operating loss from continuing operations was approximately $121,000 in the first quarter of 2008 compared to an operating loss of approximately $327,000 in the first quarter of 2007. The decrease in operating loss of approximately $206,000 was primarily related to increased gross profit dollars attributable to higher sales levels.

Interest Income

We recorded no interest income during the first quarter of 2008 or 2007.

Interest Expense

We recorded no interest expense during the first quarter of 2008 or 2007.

Preferred Stock Dividends

We recorded preferred stock dividends in the first quarter of 2008 of approximately $264,000.  The Company recorded no preferred stock dividends during the first quarter of 2007.  In the prior year,  we received a waiver of dividends from M.A.G. Capital, LLC.  Dividends relate to the issuance of Series B preferred stock to M.A.G. Capital, LLC, and its affiliates.

Liquidity and Capital Resources

Net cash used by operations was approximately $437,000 for the first three months of 2008 compared to approximately $242,000 used by operations for the first three months of 2007.

Accounts Receivable decreased approximately $186,000 due to improved collection cycles. Inventories increased approximately $190,000 related to higher inventory levels to support increased sales levels. Accounts Payable decreased approximately $81,000 primarily due to the payments to suppliers in the normal course of business.

Net cash provided by investing activities was $0 for the first three months of 2008 compared to approximately $7,000 in the first three months of 2007. Capital expenditures were $0 in the first three months of 2008 and 2007.

Net cash provided by financing activities was $0 during the first three months of 2008 compared to approximately $18,000 used in financing activities during the first three months of 2007 related to payments on our note payable for equipment acquired in 2006.

Currently the Company is committed to growing its core business, as it relates to the continuing operations of its digital product line and other non-PCB components and assemblies. However, if the Company is unable to secure adequate financing to grow its core business, the Company may be forced to modify its business and strategic plan.

After the Company retires its payables related to the failed merger and related costs, the Company will have substantially reduced its current cash burn rate.  As of the date of this filing, the Company had approximately $635,000 cash on hand.  Therefore, based upon the current level of operations and restructuring of our business focusing on higher margin product lines, we believe that future cash flows from operations will be adequate to meet our anticipated liquidity requirements through this fiscal year.  However, we may need additional funding to accommodate our anticipated growth needs.

Credit Environment

In fiscal year 2008, the credit markets continue to be volatile and have experienced a shortage in overall liquidity due to the instability in the sub−prime lending industry and various investment securities. The Company does not engage in any business activities in the mortgage industry or hold its cash positions in any accounts other than demand deposits and cash equivalents. The Company believes it has sufficient liquidity from cash provided by operations and cash on hand. Sales are to a wide range of diverse commercial industries including electronic devices for municipal and governmental products, industrial components, and consumer products. However, if these customers reduce their spending as a result of the difficulties in the credit markets, it is possible revenues could decline.

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

Inflation

Management believes inflation has not had a material effect on the Company’s operations or on its financial position.  However, expected supplier price increases averaging approximately 4% may have a material effect on the Company’s operations and financial position in the remainder of 2008, if the Company is unable to pass through those increases under its present contracts.

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

Due to the delisting of our common stock from the NASDAQ Capital Markets, our common stock is currently trading on the over-the-counter bulletin board, which may have an adverse impact on the market price and liquidity of our common stock.

Item 3: Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4T: Controls and Procedures.

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

The weakness relates to segregation of duties.  Current business conditions have led to limited financial resources for discretionary new personnel, making it difficult to segregate duties within the financial area. To address this weakness, the Company has implemented levels of financial reviews performed by the Chief Financial Officer and/or Chief Executive Officer.  In completing the evaluation of disclosure controls and procedures as of the end of the period covered by this report, the Company's management concluded that as a result of this material weakness in our internal control over financial reporting, the Company’s management concluded that its internal control over financial reporting, as of March 31, 2008, was not effective based on the criteria set forth by COSO in Internal Control - Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Plan For Remediation Of Material Weaknesses

In light of the conclusion that our internal control over financial reporting was not effective, the Company’s management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through actively obtaining the assistance of experienced financial personnel to enhance our financial reporting capabilities.  As of the date of this filing, the Company is actively pursuing retaining the experienced financial personnel described above, subject to cash availability.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes In Internal Controls.

There was no change in the Company's internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information

Item 1:  Legal Proceedings

None

Item 1A:  Risk Factors

The Company has not identified any material changes from risk factors as previously disclosed in its Annual Report on Form 10-KSB as filed for the year ended December 31, 2007.

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

M~WAVE, Inc.

Date: May 15, 2008	/s/ Jeff Figlewicz
Jeff Figlewicz
Chief Financial Officer

Exhibit Index

Exhibit No.	Description	Location

10.1	Industrial Building Lease between M-Wave Inc., and 1300 Norwood Associates LLC, dated February 27, 2008	1

10.2	Separation Agreement and Release between M-Wave, Inc. and Jim Mayer dated April 14, 2008	2

10.3	Consulting Agreement between M-Wave, Inc. and Jim Mayer dated April 14, 2008	2

31.1	Certification of the CEO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

31.2	Certification of the CFO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

(1)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed March 6, 2008

(2)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed April 17, 2008