Form 10-Q
period 2008-06-30
M WAVE INC
filed 2008-08-13
CIK 883842

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008	Commission File No. 0-19944

M~WAVE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3809819
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer identification No.)

1300 Norwood Ave. Itasca, Illinois	60143
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(630) 562-5550

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

The registrant has 1,813,150 shares of common stock outstanding at August 13, 2008.

M-WAVE, INC.

Part I - Financial Information
Item 1 - Financial Statements

M-Wave, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$214,743	$1,081,019
Accounts receivable, net of allowance for doubtful accounts,2008- $80,000: 2007- $80,000	1,322,316	1,271,479
Inventories, net	2,138,277	1,486,998
Prepaid expenses and other assets	101,060	70,861
Total current assets	3,776,396	3,910,357
EQUIPMENT:
Equipment	424,910	424,910
Less accumulated depreciation	(269,921)	(230,051)
Equipment, net	154,989	194,859
TOTAL	$3,931,385	$4,105,216

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,561,097	$1,941,969
Accrued expenses	770,020	713,256
Total current liabilities	3,331,117	2,655,225

COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $100 par value; Series A authorized, 30,000 shares; issued and outstanding: 2008 and 2007: 12,500 shares	656,800	656,800
Series B authorized, 70,000 shares; issued and outstanding:2008 and 2007: 69,648 shares	6,842,797	6,842,797
Common stock, $.005 par value; authorized, 200,000,000 shares; issued and outstanding 2008 and 2007: 1,813,150 shares	11,236	11,236
Additional paid-in capital	14,427,877	14,427,683
Accumulated deficit	(19,053,272)	(18,203,355)
Treasury stock, at cost, 2008 and 2007: 433,954 shares	(2,285,170)	(2,285,170)
Total stockholders' equity	600,268	1,449,991
TOTAL	$3,931,385	$4,105,216

See notes to consolidated financial statements

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30
	2008	2007

NET SALES	$3,044,065	$2,785,983
COST OF GOODS SOLD	2,384,291	2,073,619
Gross profit	659,774	712,364

OPERATING EXPENSES:
General and administrative	671,454	554,937
Selling and marketing	189,191	210,666
Total operating expenses	860,645	765,603
Net loss	$(200,871)	$(53,239)

Preferred stock dividends	$(264,082)	$0

Net loss attributable to common shareholders	$(464,953)	$(53,239)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.26)	$(0.03)
Weighted average shares outstanding	1,813,150	1,796,447

See notes to consolidated financial statements

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended June 30
	2008	2007

NET SALES	$6,075,769	$5,048,904
COST OF GOODS SOLD	4,584,083	3,774,015
Gross profit	1,491,686	1,274,889

OPERATING EXPENSES:
General and administrative	1,386,598	1,231,115
Selling and marketing	426,840	423,732
Total operating expenses	1,813,438	1,654,847
Net loss	$(321,752)	$(379,958)

Preferred stock dividends	$(528,165)	$0

Net loss attributable to common shareholders	$(849,917)	$(379,958)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.47)	$(0.21)
Weighted average shares outstanding	1,813,150	1,779,890

See notes to consolidated financial statements

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(321,752)	$(379,958)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	39,870	44,534
Stock compensation recognized on options and warrants	194	92,173
Changes in assets and liabilities, net of effects of acquired business:
Accounts receivable	(50,837)	79,979
Inventories	(651,279)	(287,579)
Prepaid expenses and other assets	(30,199)	(245,554)
Accounts payable	619,128	(43,415)
Accrued expenses	(471,401)	397,356
Net cash flows used in operating activities	(866,276)	(342,464)

INVESTING ACTIVITIES:
Repayments on note receivable	0	6,836
Net cash flows provided by investing activities	0	6,836

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	0	88,000
Payments on short and long term debt	0	(36,000)
Net cash flows provided by financing activities	0	52,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(866,276)	(283,628)
CASH AND CASH EQUIVALENTS:
Beginning of period	1,081,019	1,696,340
End of period	$214,743	$1,412,712

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends preferred stock	528,165	0

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

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

2. Business Product Lines

Sales by product line for the three and six months ended June 30, 2008 and 2007 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
PCB	$1,779,184	$1,941,931	$3,725,413	$3,657,035
Non PCB	1,135,769	769,679	2,174,671	1,227,394
Other	129,112	74,373	175,685	164,475
Total sales	$3,044,065	$2,785,983	$6,075,769	$5,048,904

Sales within the printed circuit board product line (“PCB”) include ten key customers, which represented approximately 98% of sales in the second quarter of 2008 versus approximately 94% of sales in the second quarter of 2007.  Sales for the Company’s top ten PCB customers in the second quarter were down approximately 5% compared to prior year. Year to date sales for these key customers within the PCB product line represented approximately 98% of sales versus approximately 94% of year to date sales in 2007.  Year to date sales for the Company’s top ten PCB customers were up approximately 6% compared to prior year to date sales.

Non printed circuit board (“Non PCB”) sales represent sales of new products, other than printed circuit boards, to the Company’s existing customer base.  Sales within the Non PCB product line include three primary customers, which represented approximately 88% of sales of Non PCB products in the second quarter of 2008 versus approximately 93% of sales in the second quarter of 2007.  Sales for the Company’s top three Non PCB customers were up approximately 40% compared to prior year’s sales.  Year to date sales for these key Non PCB customers represented approximately 83% of sales of non PCB products versus approximately 92% of year to date sales in 2007.  Year to date sales for the Company’s top three Non PCB customers were up approximately 60% compared to prior year to date sales.

Other sales primarily represent tooling charges billed to customers for either new products or existing products that have gone through a revision and freight costs billed to customers.

The loss of, or a substantial reduction in the orders from, the Company’s major customers could have a material effect on the financial statements.

3. Equity

The Series B stock is non-voting and is entitled to receive monthly dividends at an annual rate of 15%, subject to reduction to 9% after the Registration Statement is declared effective by the Securities and Exchange Commission. The Company is to use its best efforts to file a registration statement covering the shares of common stock underlying the Series B Convertible Preferred Stock (the “Conversion Shares”), the shares of common stock underlying the Warrants (the “Warrant Shares”), and the shares of common stock underlying the Series A Preferred Stock issued by the Company to the Purchasers on June 17, 2004.  Mercator waived their dividend payments for the three and six months ended June 30, 2007.  Dividends for the three and six months ended June 30, 2008 of approximately $264,000 and $528,000 respectively, have been accrued but unpaid, and are recorded as an accrued expense on the balance sheet.

During the first six months of 2008 and 2007, M.A.G. Capital, LLC did not convert any shares of their preferred stock into common shares.

Each share of outstanding Series A preferred stock is convertible into common shares priced at $3.98 per share.  As of June 30, 2008, there were 12,500 outstanding shares of Series A preferred, which is convertible into approximately 318,878 shares of common stock.  Each share of outstanding Series B preferred stock is convertible into common shares priced at $3.16 per share.  As of June 30, 2008, there were 69,648 outstanding shares of Series B preferred, which is convertible into approximately 2,204,051 shares of common stock.  Both Series A and Series B preferred stock in non-voting and was issued at a par value of $100 per share.

Potentially dilutive common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares, and the exercise of common stock options and warrants for all periods.  For all periods ended June 30, 2008 and 2007, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net losses for each period.  Below is a tabulation of the potentially dilutive securities for the periods ended June 30, 2008 and 2007:

	3 months ended June 30,		6 months ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding	1,813,150	1,796,447	1,813,150	1,779,890
Options in the money, net	0	31,706	0	50,228
Warrants in the money, net	0	59,014	0	82,013
Total Outstanding and Potentially
Dilutive shares	1,813,150	1,887,167	1,813,150	1,912,131

On July 12, 2007, the Board of Directors authorized a six month extension of M.A.G. Capital’s warrants that were set to expire on July 23, 2007.  This action extended the life of approximately 253,000 of approximately 320,000 warrants, all priced at $2.48, to January 23, 2008.  The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $49,000 based on a fair value price of $0.19, assuming an expected life of 6 months, a risk-free interest rate of 5.13%, volatility of 21.3%, and no dividend yield.  M.A.G. Capital had approximately 50,000 warrants that were set to expire on February 23, 2008, and approximately 17,000 warrants that were set to expire on June 16, 2008.

On January 19, 2008, the Board of Directors authorized an additional six month extension of all warrants held by M.A.G. Capital, LLC, that were set to expire on January 23, February 23, and June 16, 2008, respectively.  This action extended the life of approximately 320,000 warrants, all priced at $2.48, to July 23, August 23, and December 16, 2008, respectively.  The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $193 based on a nominal fair value price, assuming an expected life of 6 months, a risk-free interest rate of 3.66%, volatility of 52.4%, and no dividend yield.    All warrants owned by M.A.G. Capital are fully vested and exercisable as of June 30, 2008.

On July 25, 2008, upon authorization by the Board of Directors, the Company agreed to issue 440,000 warrants to the holders of the Series B Preferred Stock at $0.16 per share with a life of two years.  The closing price of the Company’s stock on July 25, 2008 was $0.16.  The warrants are fully vested and immediately exercisable.  The warrants were issued as consideration for receiving a waiver of dividends by the holders of the Company’s Series B Preferred Stock for the period beginning January 1, 2008 through the period ending December 31, 2009.

4. Litigation

The Company is not a party to any litigation whose outcome is expected to have a material adverse effect on the financial position or results of operations of the Company.

5. Share-Based Compensation

The Company has a stock option plan that authorizes the granting of options to officers, key employees and directors to purchase the Company’s common stock at prices equal to or above the market value of the stock at the date of grant.  Under this plan, the Company has allocated virtually all shares available for future grants as of June 30, 2008.  The exercise price of all employee and director options granted in 2007 is above fair market value.

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

No compensation expense related to options was recognized for the three and six months ended June 30, 2008.  The Company recognized no compensation expense for the three months ended June 30, 2007.  The Company recognized share-based compensation expense related to options of approximately $92,000 in general and administrative expenses in the statement of operations for the six months ended June 30, 2007.  As of June 30, 2008, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the incentive plans.  The requisite service period for all outstanding options has been completed as of June 30, 2008.

For the six months ended June 30, 2007, the Company issued 34,776 options.  These grants were priced at $3.41.  There were no options granted for the six months ended June 30, 2008.  There were no options exercised, nor did any expire during the six months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008, there were 32,875 options that were forfeited related to option holders that left the Company.  There were no options forfeited during the six months ended June 30, 2007.

Total common stock warrants outstanding at June 30, 2008 were 354,113, and were all exercisable at June 30, 2008.  During the second quarter of 2007, 50,000 warrants priced at $1.76 were exercised.  The Company received cash of approximately $88,000 and recorded an increase to common stock and additional paid in capital.

6. Financial Instruments

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  However, the FASB issued FSP SFAS 157-2 which deferred the effective date of SFAS 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis.  The adoption of SFAS 157 did not affect the results of operations or cash flows from operations, investing, or financing activities.

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

The Company currently does not have any Level 1, Level 2 or Level 3 financial assets or financial liabilities other than cash on hand for operations.  Substantially all of the Company’s cash and cash equivalents are held in demand deposits with its bank.  The fair value of these assets is determined by deposit values and interest earned based in stated bank rates.

7. Continuing Operations

Currently the Company is committed to growing its core business, as it relates to the continuing operations of its PCB product line and other non-PCB components and assemblies. However, if the Company is unable to secure adequate financing to grow its core business, the Company may be forced to modify its business and strategic plan.  Cash used during the second quarter was approximately $430,000 and our cash balance as of June 30, 2008 was approcimately $215,000.

Due to current cash availability combined with increases in our working capital, the Company is searching for financing alternatives, but there can be no assurance that financing can be found under acceptable terms to the Company.  If the Company is unable to secure finances to fund operations, the Company may be forced to curtail its plans to grow the business, resulting in possible decline of revenues.  Under current conditions, the Company believes it will have enough cash to sustain operations through the third quarter, but without obtaining financing before the end of the year, the Company may be forced to consider alternative strategies, including a potential liquidation of its assets.

8. Reclassifications

Certain items in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

9.  New Accounting Pronouncements

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The Company does not expect SFAS 162 to have a material impact on its future consolidated results of operations or its financial position.

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

The Company’s securities are currently trading on the Over-the-Counter Bulletin Board (“OTCBB”).  The Company believes that the delisting from the NSADAQ exchange and subsequent listing on the OTCBB will not have a material impact on its financial statements.

On April 11, 2008, Jim Mayer, Interim Chief Executive Officer, notified the Company that he was resigning to pursue other opportunities.  Mr. Mayer agreed to assist the Company in an advisory role until August 15, 2008.

Pursuant to Mr. Mayer’s resignation, the Board of Directors appointed Joe Turek, the Company’s Chairman and Chief Operating Officer, as acting Chief Executive Officer.

On June 13, 2008, Jeff Figlewicz, Chief Financial Officer, resigned, but agreed to assist the Company as Acting Chief Financial Officer as outlined in his Consulting Agreement for the foreseeable future.

On July 25, 2008, the Company received dividend waivers from the holders of its Series B Preferred Stock.  The dividend waiver covers the period retroactive to January 1, 2008 and continuing through the period ending December 31, 2009.  As consideration for this waiver, the Board of Directors of the Company agreed to issue 440,000 warrants at $0.16 per share for two years.  The closing price of the Company’s stock on July 25, 2008 was $0.16.

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Net Sales

Net sales were approximately $3,044,000 for the three months ended June 30, 2008 versus approximately $2,786,000 during the three months ended June 30, 2007, an increase of approximately $258,000 or 9.3%.  Sales within our PCB product line decreased approximately $163,000 during the second quarter of 2008, a decrease of approximately 8% of prior year second quarter sales.  Sales to our top ten PCB customers were approximately $1,739,000 during the three months ended June 30, 2008, a decrease of approximately $83,000 compared to the three months ended June 30, 2007.  Sales for our largest customer were approximately $104,000 below prior year levels.  Sales amongst our top ten PCB customers represented approximately 98% of sales within this product line for the three months ended June 30, 2008 compared to approximately 94% of sales within this product line for the three months ended June 30, 2007.

Sales within our non-PCB product line were approximately $1,136,000 for the three months ended June 30, 2008, approximately $366,000 above sales for the three months ended June 30, 2007. As this line grows, we expect to achieve long-term revenues to approach those currently experienced within our digital product line.  The non-PCB sales recorded in the second quarter were on par with sales recorded during the most recent quarters.  We continue to focus our efforts on growing our core business and customer base, primarily by concentrating efforts on expanding our customer base within our Non-PCB product line.

Other revenues for the three months ended June 30, 2008 were approximately $129,000, approximately $55,000 above other revenues recorded in the three months ended June 30, 2007.  Other revenues primarily consist of tooling charges for new and redesigned products, freight charges billed, and cash discounts taken by customers for early payments, which are recorded as a reduction of sales.    Tooling revenues for the second quarter of 2008 were approximately $74,000 above tooling revenues recorded during the second quarter of 2007.

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the three months ended June 30, 2008 was approximately $660,000, or 21.7% of net sales, compared to a gross profit of approximately $712,000, or 25.6% of net sales, for the three months ended June 30, 2007.  Higher supplier costs due to raw materials increases and increased freight costs due to higher fuel prices impacted the margin performance during the second quarter of 2008.

Operating Expenses

General and administrative expenses were approximately $671,000 or 22.0% of net sales in the second quarter of 2008 compared to approximately $555,000 or 19.9% of net sales in the second quarter of 2007, an increase of approximately $116,000.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment and computer systems, and occupancy expenses. In comparison to the second quarter of 2007, payroll related expenses increased approximately $81,000 primarily related to increased headcount within operations, hiring replacement personnel that have enhanced abilities, and merit increases for existing personnel that had not received increases in the prior year.   Professional services, which include legal, auditing, and consulting fees, increased approximately $24,000 in the second quarter of 2008 compared to prior year expenses.  Public company related costs such as investor relations, Sarbanes-Oxley expenses, and board and committee fees was down approximately $79,000 for the second quarter of 2008 compared to prior year expenses.  Primary reason for the decrease was an expense recovery of approximately $195,000 in the second quarter of 2008 related to cost adjustments associated with the failed Blue Sun transaction.  We recorded no stock compensation expenses during the second quarter of 2008 or 2007.  Other operating expenses increased approximately $90,000 during the second quarter of 2008 compared to the second quarter of 2007.  These expenses include travel, telephone, insurance, depreciation, and rent.  Primary drivers in the increased expense related to moving expenses related to our facility move of approximately $33,000, higher rent costs in our new facility of approximately $12,000, and higher travel costs of approximately $22,000.

Selling and marketing expenses were approximately $189,000 or 6.2% of net sales in the second quarter of 2008 compared to approximately $211,000 or 7.6% of net sales in the second quarter of 2007.  Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the second quarter of 2007, commission paid to independent sales organizations decreased by approximately $9,000; payroll-related expenses increased by approximately $2,000. Costs related to our Singapore office decreased by approximately $11,000; other sales expenses, including travel related expenses decreased by approximately $4,000 in the second quarter of 2008 compared to the second quarter of 2007.

Operating Loss

Operating loss from continuing operations was approximately $201,000 in the second quarter of 2008 compared to an operating loss of approximately $53,000 in the second quarter of 2007. The increase in operating loss of approximately $148,000 was primarily related to increased administrative expenses detailed above.

Interest Income

We recorded no interest income during the second quarter of 2008 or 2007.

Interest Expense

We recorded no interest expense during the second quarter of 2008 or 2007.

Preferred Stock Dividends

We recorded preferred stock dividends in the second quarter of 2008 of approximately $264,000.  The Company recorded no preferred stock dividends during the second quarter of 2007.  In the prior year, we received a waiver of dividends from M.A.G. Capital, LLC.  Dividends relate to the issuance of Series B preferred stock to M.A.G. Capital, LLC, and its affiliates.  These dividends have been accrued, but not paid, and are recorded on the balance sheet as an accrued expense in the current liability section.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Net Sales

Net sales were approximately $6,076,000 for the six months ended June 30, 2008 versus approximately $5,049,000 during the six months ended June 30, 2007, an increase of approximately $1,027,000 or 20.3%.  Sales within our PCB product line increased approximately $68,000 during the first six months of 2008, an increase of approximately 1.8% of prior year sales.  Sales to our top ten PCB customers were approximately $3,636,000 during the six months ended June 30, 2008, an increase of approximately $206,000 compared to the six months ended June 30, 2007.  Sales amongst our top ten PCB customers represented approximately 98% of sales within this product line for the six months ended June 30, 2008 compared to approximately 94% of sales within this product line for the six months ended June 30, 2007.

Sales within our non-PCB product line were approximately $2,175,000 for the six months ended June 30, 2008, approximately $948,000 above sales for the six months ended June 30, 2007. As this line grows, we expect to achieve long-term revenues to approach those currently experienced within our digital product line.    We continue to focus our efforts on growing our core business and customer base, primarily by concentrating efforts on expanding our customer base within our Non-PCB product line.

Other revenues for the six months ended June 30, 2008 were approximately $176,000, approximately $12,000 above other revenues recorded in the six months ended June 30, 2007.  Other revenues primarily consist of tooling charges for new and redesigned products, freight charges billed, and cash discounts taken by customers for early payments, which are recorded as a reduction of sales.

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the six months ended June 30, 2008 was approximately $1,492,000, or 24.5% of net sales, compared to a gross profit of approximately $1,275,000, or 25.2% of net sales, for the six months ended June 30, 2007.  Higher supplier costs due to raw materials increases and increased freight costs due to higher fuel prices impacted the margin performance during the second quarter of 2008, and are expected to have a negative impact on margins for the remainder of the year.

Operating Expenses

General and administrative expenses were approximately $1,387,000 or 22.8% of net sales in the first six months of 2008 compared to approximately $1,231,000 or 24.3% of net sales in the first six months of 2007, an increase of approximately $156,000.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment and computer systems, and occupancy expenses. In comparison to the first six months of 2007, payroll related expenses increased approximately $95,000 primarily related to increased headcount within operations, hiring replacement personnel that have enhanced abilities, and merit increases for existing personnel that had not received increases in the prior year.   Professional services, which include legal, auditing, and consulting fees, increased approximately $37,000 in the first six months of 2008 compared to prior year expenses.  Public company related costs such as investor relations, Sarbanes-Oxley expenses, and board and committee fees was approximately $165,000 in the first six months of 2008 compared to approximately $178,000 during the first six months of 2007, a decrease of approximately $13,000.  We recorded $194 of stock compensation expenses during the first six months of 2008 compared to approximately $92,000 during the first six months of 2007.  Other operating expenses increased approximately $129,000 during the first six months of 2008 compared to the first six months of 2007.  These expenses include travel, telephone, insurance, depreciation, and rent.  Primary drivers in the increased expense related to moving expenses related to our facility move of approximately $43,000, higher rent costs in our new facility of approximately $13,000, higher business insurance costs of approximately $28,000 due to a prior year refund, and higher travel costs of approximately $18,000.

Selling and marketing expenses were approximately $427,000 or 7.0% of net sales in the first six months of 2008 compared to approximately $424,000 or 8.4% of net sales in the first six months of 2007.  Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the first six months of 2007, commission paid to independent sales organizations increased by approximately $14,000; payroll-related expenses decreased by approximately $2,000. Costs related to our Singapore office decreased by approximately $13,000; other sales expenses, including travel related expenses increased by approximately $4,000 in the first six months of 2008 compared to the first six months of 2007.

Operating Loss

Operating loss from continuing operations was approximately $322,000 in the first six months of 2008 compared to an operating loss of approximately $380,000 in the first six months of 2007. The decrease in operating loss of approximately $58,000 was primarily related to increased gross margin dollars related to higher sales levels.

Interest Income

We recorded no interest income during the first six months of 2008 or 2007.

Interest Expense

We recorded no interest expense during the first six months of 2008 or 2007.

Preferred Stock Dividends

We recorded preferred stock dividends in the first six months of 2008 of approximately $528,000.  The Company recorded no preferred stock dividends during the first six months of 2007.  In the prior year, we received a waiver of dividends from M.A.G. Capital, LLC.  Dividends relate to the issuance of Series B preferred stock to M.A.G. Capital, LLC, and its affiliates.  These dividends have been accrued, but not paid, and are recorded on the balance sheet as an accrued expense in the current liability section.

Liquidity and Capital Resources

Net cash used by operations was approximately $866,000 for the first six months of 2008 compared to approximately $342,000 used by operations for the first six months of 2007.   Cash used during the second quarter was approximately $430,000 and our cash balance as of June 30, 2008 was approximately $215,000.

Accounts Receivable increased approximately $51,000 due to higher sales levels. Inventories increased approximately $651,000 related to higher inventory levels to support increased sales levels and new stocking programs with key customers. Accounts Payable increased approximately $619,000 primarily due to the higher inventory levels.

Net cash provided by investing activities was $0 for the first six months of 2008 compared to approximately $7,000 in the first six months of 2007. Capital expenditures were $0 in the first six months of 2008 and 2007.

Net cash provided by financing activities was $0 during the first six months of 2008 compared to approximately $52,000 provided by financing activities during the first six months of 2007 related to payments on our note payable for equipment acquired in 2006 and proceeds from exercise of stock options by a former employee.

Currently the Company is committed to growing its core business, as it relates to the continuing operations of its PCB product line and other non-PCB components and assemblies. However, if the Company is unable to secure adequate financing to grow its core business, the Company may be forced to modify its business and strategic plan.

Due to current cash availability combined with increases in our working capital, the Company is searching for financing alternatives, but there can be no assurance that financing can be found under acceptable terms to the Company.  If we are unable to secure finances to fund operations, we may be forced to curtail our plans to grow the business, resulting in possible decline of revenues.  Under current conditions, we believe we will have enough cash to sustain operations through the third quarter, but without obtaining financing before the end of the year, the Company may be forced into liquidating its assets.

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

Inflation

During the second quarter of 2008, the Company began experiencing price increases from suppliers in Asia due to the devaluation of the dollar and higher material costs.  These supplier price increases, averaging approximately 4%, have had a material effect on the Company’s operations and financial position in the second quarter of 2008, and are expected to continue for the remainder of 2008, if the Company is unable to pass through those increases under its present contracts.

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

Due to the delisting of our common stock from the NASDAQ Capital Markets, our common stock is currently trading on the over-the-counter bulletin board, which may have an adverse impact on the market price and liquidity of our common stock.   Based on the market capitalization and trading volume of the Company’s common stock as well as other risk factors and related disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company does not believe that the delisting has any material impact on the Company’s operations, liquidity, or cash flows.

Item 3: Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4T: Controls and Procedures.

Our management has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report. Based on that evaluation, we have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost−benefit relationship of possible controls and procedures.

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

The Company’s management made an initial assessment as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, and determined that a material weakness within its internal control over financial reporting exists.  The limited financial resources do not allow for discretionary new personnel.  Accordingly, this material weakness includes internal control deficiencies attributed to the segregation of duties. As a result, management has determined that its internal controls over financial reporting are not effective.  While management believes the financial reports included in this Report fairly represent the financial condition of the Company, due to the Company’s inability to evaluate its internal controls over financial reporting based on the framework developed by COSO, there is no guarantee that the financial reports accurately represent our financial condition.

The Company has begun to take appropriate steps to remediate the material weakness described above. The Company has hired a Sarbanes-Oxley consultant to review and assist in strengthening our internal controls over financial reporting. The Company expects to initiate these remediation efforts in the second half of 2008, assuming financial resources are available. The effectiveness of our internal controls following our remediation efforts will not be known until we test those controls in connection with management’s tests of internal control over financial reporting that will be performed when the Company has the financial resources to perform the evaluation.

This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 4T was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 4T in this Report.

Changes In Internal Controls.

There was no change in the Company's internal control over financial reporting during the three and six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

M~WAVE, Inc.

Date: August 13, 2008	/s/ Jeff Figlewicz
Jeff Figlewicz
Acting Chief Financial Officer

	Exhibit Index

Exhibit No.	Description	Location

10.1	Industrial Building Lease between M-Wave Inc., and 1300 Norwood Associates LLC, dated February 27, 2008	1

10.2	Separation Agreement and Release between M-Wave, Inc. and Jim Mayer dated April 14, 2008	2

10.3	Consulting Agreement between M-Wave, Inc. and Jim Mayer dated April 14, 2008	2

10.4	Separation Agreement and Release between M-Wave, Inc. and Jeff Figlewicz dated June 13, 2008	3

10.5	Consulting Agreement between M-Wave, Inc. and Jeff Figlewicz dated June 13, 2008	3

31.1	Certification of the CEO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

31.2	Certification of the CFO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

(1)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed March 6, 2008

(2)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed April 17, 2008

(3)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed June 13, 2008