Form 10KSB/A
period 2007-12-31
M WAVE INC
filed 2008-09-19
CIK 883842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to _____

Commission file number 0-19944

M~WAVE, Inc.
(Name of small business issuer in its charter)

Delaware	36-3809819
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Norwood Ave., Itasca, IL	60143
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code	(630) 562-5550

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
Yes ☐   No ☒

Forward Looking Statements

This Form 10-KSB/A contains "forward-looking statements" relating to M-Wave,  Inc. ("M-Wave” "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB/A that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

EXPLANATORY NOTE

This amendment on Form 10-KSB/A (the “Amendment”) amends M-Wave, Inc.’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007, as initially filed with the Securities and Exchange Commission on March 31, 2008 (the “Form 10-KSB”). This Amendment No. 1 responds to the comments of the Staff of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed.  This Amendment No. 1 does not reflect events that have occurred after the original filing of the Annual Report on Form 10-KSB on March 31, 2008.

Pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been re-executed and refilled as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2, 32.1, and 32.2 hereto.

This Amendment No. 1 should be read in conjunction with the original filing of our Annual Report on Form 10-KSB and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-KSB.

Item 8A(T).  Controls and Procedures

Based on the periodic review of our Annual Report by the Securities and Exchange Commission, our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, conducted and re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2007), as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 which require that (i) the information required to be disclosed by us in this Annual Report on Form 10-KSB was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of this Amendment, our management including our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were ineffective.

It is worth noting that management re-affirms its position that the financial statements included in the Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. The Company is currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer (“CEO”) and Acting Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Under supervision and with the participation of our management, including the Chief Executive Officer and Acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control – Integrated Framework.

As a result of the change on the disclosure controls conclusion in this Amendment, management has determined that the conclusion on ineffective disclosure controls affects the conclusion on internal controls over financial reporting because as part of the Company’s external reporting process, the Company failed to use the appropriate disclosure checklists and procedures to ensure that the appropriate disclosures were included in our Annual Report. As such, our internal controls as of December 31, 2007, failed to reveal the breakdown in the disclosure process. Additionally, the Company determined that a material weakness within its internal control over financial reporting exists.  The limited financial resources do not allow for discretionary new personnel.  Accordingly, this material weakness includes internal control deficiencies attributed to the segregation of duties. Therefore, we have deemed that our internal controls procedures were ineffective. However, it is worth noting that the Amendment and modification in our conclusion did not change the Company’s previously reported consolidated revenues, net income, income per share or other results of operations and did not require restatement of the basic consolidated financial statements (Balance Sheets, Statements of Income, Shareholders’ Equity and Cash Flows).

This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

M~WAVE, Inc.

By:	/s/ Joe Turek
Joe Turek
Chief Executive Officer
September 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph A. Turek	/s/ Bruce Nelson
Joseph A. Turek	Bruce Nelson
Chief Executive Officer	Director
Director
September 19, 2008	September 19, 2008

/s/ Jeff Figlewicz	/s/ Glenn Norem
Jeff Figlewicz	Glenn Norem
Acting Chief Financial Officer and Secretary Director
September 19, 2008	September 19, 2008

/s/ Gary Castagna	/s/ Anthony Cataldo
Gary Gastagna	Anthony Cataldo
Director	Director
September 19, 2008	September 19, 2008