Form 10-Q
period 2008-09-30
M WAVE INC
filed 2008-11-13
CIK 883842

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008	Commission File No. 0-19944

M~WAVE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3809819
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer identification No.)

1300 Norwood Ave. Itasca, Illinois	60143
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(630) 562-5550

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

The registrant has 1,813,150 shares of common stock outstanding at November 13, 2008.

M-WAVE, INC.

CONTENTS

PART I.  FINANCIAL INFORMATION

Part I - Financial Information
Item 1 - Financial Statements

M-Wave, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$223,759	$1,081,019
Accounts receivable, net of allowance for doubtful accounts, 2008- $80,000: 2007- $80,000	1,202,381	1,271,479
Inventories, net	2,014,322	1,486,998
Prepaid expenses and other assets	61,106	70,861
Total current assets	3,501,568	3,910,357
EQUIPMENT:
Equipment	424,910	424,910
Less accumulated depreciation	(289,856)	(230,051)
Equipment, net	135,054	194,859
TOTAL	$3,636,622	$4,105,216

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,423,528	$1,941,969
Accrued expenses	214,428	713,256
Total current liabilities	2,637,956	2,655,225

COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $100 par value; Series A authorized, 30,000 shares; issued and outstanding: 2008 and 2007: 12,500 shares	656,800	656,800
Series B authorized, 70,000 shares; issued and outstanding: 2008 and 2007: 69,648 shares	6,842,797	6,842,797
Common stock, $.005 par value; authorized, 200,000,000 shares; issued and outstanding 2008 and 2007: 1,813,150 shares	11,236	11,236
Additional paid-in capital	14,472,958	14,427,683
Accumulated deficit	(18,699,954)	(18,203,355)
Treasury stock, at cost, 2008 and 2007: 433,954 shares	(2,285,170)	(2,285,170)
Total stockholders' equity	998,666	1,449,991
TOTAL	$3,636,622	$4,105,216

See notes to consolidated financial statements

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30
	2008	2007

NET SALES	$3,192,203	$2,942,854
COST OF GOODS SOLD	2,494,018	2,223,813
Gross profit	698,185	719,041

OPERATING EXPENSES:
General and administrative	707,975	918,535
Selling and marketing	165,057	209,887
Total operating expenses	873,032	1,128,422
Net loss	$(174,847)	$(409,381)

Preferred stock dividends	$528,165	$(266,984)

Net income/(loss) attributable to common shareholders	$353,318	$(676,365)

Net income/(loss) per common share outstanding	$0.19	$(0.37)
Basic weighted average common shares outstanding	1,813,150	1,813,150

Net income/(loss) per diluted common share outstanding	$0.18	$(0.37)
Diluted weighted average common shares outstanding	1,923,150	1,813,150

See notes to consolidated financial statements

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended September 30
	2008	2007

NET SALES	$9,267,972	$7,991,758
COST OF GOODS SOLD	7,078,101	5,997,828
Gross profit	2,189,871	1,993,930

OPERATING EXPENSES:
General and administrative	2,094,573	2,149,650
Selling and marketing	591,897	633,619
Total operating expenses	2,686,470	2,783,269
Net loss	$(496,599)	$(789,339)

Preferred stock dividends	$0	$(266,984)

Net loss attributable to common shareholders	$(496,599)	$(1,056,323)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.27)	$(0.59)
Weighted average shares outstanding	1,813,150	1,791,099

See notes to consolidated financial statements

M-Wave, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(496,599)	$(789,339)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on disposal of property, plant, and equipment	0	334
Depreciation	59,805	66,338
Stock compensation recognized on options and warrants	45,274	140,871
Changes in assets and liabilities, net of effects of acquired business:
Accounts receivable	69,098	(9,993)
Inventories	(527,324)	(263,035)
Prepaid expenses and other assets	9,755	(256,229)
Accounts payable	481,559	(125,186)
Accrued expenses	(498,828)	156,931
Net cash flows used in operating activities	(857,260)	(1,079,308)

INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	0	5,214
Repayments on note receivable	0	6,836
Net cash flows provided by investing activities	0	12,050

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	0	88,000
Payments on short and long term debt	0	(58,000)
Net cash flows provided by financing activities	0	30,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(857,260)	(1,037,258)
CASH AND CASH EQUIVALENTS:
Beginning of period	1,081,019	1,696,340
End of period	$223,759	$659,082

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	-	266,984

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

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

2. Business Product Lines

Sales by product line for the three and nine months ended September 30, 2008 and 2007 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
PCB	$1,846,164	$1,707,565	$5,571,577	$5,364,600
Non PCB	1,277,291	1,166,886	3,451,961	2,394,280
Other	68,748	68,403	244,434	232,878
Total sales	$3,192,203	$2,942,854	$9,267,972	$7,991,758

Sales within the printed circuit board product line (“PCB”) include ten key customers, which represented approximately 96% of sales in the third quarter of 2008 versus approximately 96% of sales in the third quarter of 2007. Sales for the Company’s top ten PCB customers in the third quarter were up approximately 8% compared to prior year. Year to date sales for these key customers within the PCB product line represented approximately 97% of sales versus approximately 95% of year to date sales in 2007. Year to date sales for the Company’s top ten PCB customers were up approximately 7% compared to prior year to date sales.

Non printed circuit board (“Non PCB”) sales represent sales of new products, other than printed circuit boards, to the Company’s existing customer base. Sales within the Non PCB product line include three primary customers, which represented approximately 82% of sales of Non PCB products in the third quarter of 2008 versus approximately 84% of sales in the third quarter of 2007. Sales for the Company’s top three Non PCB customers were up approximately 5% compared to prior year’s sales. Year to date sales for these key Non PCB customers represented approximately 82% of sales of non PCB products versus approximately 88% of year to date sales in 2007. Year to date sales for the Company’s top three Non PCB customers were up approximately 34% compared to prior year to date sales.

Other sales primarily represent tooling charges billed to customers for either new products or existing products that have gone through a revision and freight costs billed to customers.

The loss of, or a substantial reduction in the orders from, the Company’s major customers could have a material adverse effect on the financial statements.

3. Equity

The Series B stock is non-voting and is entitled to receive monthly dividends at an annual rate of 15%, subject to reduction to 9% after the Registration Statement is declared effective by the Securities and Exchange Commission. The Company is to use its best efforts to file a registration statement covering the shares of common stock underlying the Series B Convertible Preferred Stock (the “Conversion Shares”), the shares of common stock underlying the Warrants (the “Warrant Shares”), and the shares of common stock underlying the Series A Preferred Stock issued by the Company to the Purchasers on June 17, 2004. Mercator waived their dividend payments for the three and nine months ended September 30, 2008. Dividends for the prior year were waived for the first six months of 2007. Dividends recorded during the third quarter of 2007 were approximately $267,000. These dividends were accrued but unpaid, and were recorded as an accrued expense on the balance sheet.

During the first nine months of 2008 and 2007, M.A.G. Capital, LLC did not convert any shares of their preferred stock into common shares.

Each share of outstanding Series A preferred stock is convertible into common shares priced at $3.98 per share. As of September 30, 2008, there were 12,500 outstanding shares of Series A preferred, which is convertible into approximately 318,878 shares of common stock. Each share of outstanding Series B preferred stock is convertible into common shares priced at $3.16 per share. As of September 30, 2008, there were 69,648 outstanding shares of Series B preferred, which is convertible into approximately 2,204,051 shares of common stock. Both Series A and Series B preferred stock are non-voting and was issued at a par value of $100 per share.

Potentially dilutive common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares, and the exercise of common stock options and warrants for all periods. For the three months ended September 30, 2008, the basic and diluted shares are reflected as reported below due to the profit recorded during that period. For all other periods ended the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net losses for each period. Below is a tabulation of the potentially dilutive securities for the periods ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding	1,813,150	1,813,150	1,813,150	1,791,099
Options in the money, net	0	290	0	25,433
Warrants in the money, net	110,000	0	235,613	51,041
Total Outstanding and Potentially
Dilutive shares	1,923,150	1,813,440	2,048,763	1,867,573

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

On July 25, 2008, upon authorization by the Board of Directors, the Company agreed to issue 440,000 warrants to the holders of the Series B Preferred Stock at $0.16 per share with a life of two years. The closing price of the Company’s stock on July 25, 2008 was $0.16. The warrants are fully vested and immediately exercisable. The warrants were issued as consideration for receiving a waiver of dividends by the holders of the Company’s Series B Preferred Stock for the period beginning January 1, 2008 through the period ending December 31, 2009. The value of the warrants was determined using the Black-Scholes pricing model which calculated a value of approximately $45,000 based on a nominal fair value price, assuming an expected life of two years, a risk-free interest rate of 4.13%, volatility of 125.5%, and no dividend yield. All warrants owned by M.A.G. Capital are fully vested and exercisable as of September 30, 2008.

4. Litigation

The Company is not a party to any litigation whose outcome is expected to have a material adverse effect on the financial position or results of operations of the Company.

5. Share-Based Compensation

The Company has a stock option plan that authorizes the granting of options to officers, key employees and directors to purchase the Company’s common stock at prices equal to or above the market value of the stock at the date of grant. Under this plan, the Company has allocated virtually all shares available for future grants as of September 30, 2008. The exercise price of all employee and director options granted in 2007 is currently above fair market value.

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

No compensation expense related to options was recognized for the three and nine months ended September 30, 2008. The Company recognized no compensation expense for the three months ended September 30, 2007. The Company recognized share-based compensation expense related to options of approximately $92,000 in general and administrative expenses in the statement of operations for the nine months ended September 30, 2007. As of September 30, 2008, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the incentive plans. The requisite service period for all outstanding options has been completed as of September 30, 2008.

For the nine months ended September 30, 2007, the Company issued 34,776 options. These grants were priced at $3.41. There were no options granted for the nine months ended September 30, 2008. There were no options exercised during the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, there were 36,000 options that expired. There were no options that expired for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, there were 32,875 options that were forfeited related to option holders that left the Company. There were no options forfeited during the nine months ended September 30, 2007.

Total common stock warrants outstanding at September 30, 2008 were 490,417, and were all exercisable at September 30, 2008. During the second quarter of 2007, 50,000 warrants priced at $1.76 were exercised. The Company received cash of approximately $88,000 and recorded an increase to common stock and additional paid in capital.

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

The Company currently does not have any Level 1, Level 2 or Level 3 financial assets or financial liabilities other than cash on hand for operations. Substantially all of the Company’s cash and cash equivalents are held in demand deposits with its bank. The fair value of these assets is determined by deposit values and interest earned based on stated bank rates.

The Company has adopted FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market is Not Active. The consideration of FSP SFAS 157-3 did not materially affect the carrying value of the assets.

7. Continuing Operations

Currently the Company is committed to growing its core business, as it relates to the continuing operations of its PCB product line and other non-PCB components and assemblies. However, if the Company is unable to secure adequate financing to grow its core business, the Company may be forced to modify its business and strategic plan. Cash generated during the third quarter was approximately $9,000 and our cash balance as of September 30, 2008 was approximately $224,000.

Due to current cash availability combined with increases in our working capital, the Company is searching for financing alternatives, but there can be no assurance that financing can be found under acceptable terms to the Company. If the Company is unable to secure finances to fund operations, the Company may be forced to curtail its plans to grow the business, resulting in possible decline of revenues. Under current conditions, the Company believes it will have enough cash to sustain operations through the end of the year, but without obtaining financing before the end of the year, the Company may be forced to consider alternative strategies, including a potential liquidation of its assets in early 2009.

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

Significant Events
On September 6, 2008, the board of directors appointed Anthony J. Cataldo a Class I Director, with a term expiring at our 2008 annual meeting of stockholders. Mr. Cataldo was not appointed to any committees at this time.

On September 9, 2008, the Company entered into an Asset Purchase Agreement for the sale of the Company’s current business operations, by and among the Company, M-Wave International, LLC, an Illinois limited liability company (the “Purchaser”), Joseph Turek, and Robert Duke. The Purchaser is a company formed by Joseph Turek, the Company’s Chairman and Chief Operating Officer and Robert Duke, the President of the Company’s Electro-Mechanical Group division.

In accordance with the terms of the Asset Purchase Agreement, the Purchaser will acquire substantially all of the assets and will assume substantially all of the liabilities of the Company related to its current business operations. The closing is conditioned, among other things, upon obtaining shareholder approval of the transaction. As consideration for the acquisition, the Purchaser will deliver to the Company $500,000 in cash at closing. Additionally, the Purchaser’s will lend the Company $500,000 evidenced by a Promissory Note by December 1, 2008 to fund normal operating expenses so the Company can operate without interruption until such time that shareholders can vote on the transaction. The Company will pay interest monthly in arrears at a rate of approximately 12% annually.

RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Net Sales

Net sales were approximately $3,192,000 for the three months ended September 30, 2008 versus approximately $2,943,000 during the three months ended September 30, 2007, an increase of approximately $249,000, or 8.5%. Sales within our PCB product line increased approximately $138,000 during the third quarter of 2008, an increase of approximately 8% of prior year third quarter sales. Sales to our top ten PCB customers were approximately $1,776,000 during the three months ended September 30, 2008, an increase of approximately $137,000 compared to the three months ended September 30, 2007. Sales for our largest customer were approximately $94,000 below prior year levels. Sales amongst our top ten PCB customers represented approximately 96% of sales within this product line for the three months ended September 30, 2008 compared to approximately 96% of sales within this product line for the three months ended September 30, 2007.

Sales within our non-PCB product line were approximately $1,277,000 for the three months ended September 30, 2008, approximately $110,000 above sales for the three months ended September 30, 2007. As this line grows, we expect to achieve long-term revenues to approach those currently experienced within our digital product line. The non-PCB sales recorded in the third quarter were on par with sales recorded during the most recent quarters. We continue to focus our efforts on growing our core business and customer base, primarily by concentrating efforts on expanding our customer base within our Non-PCB product line.

Other revenues for the three months ended September 30, 2008 were approximately $69,000, approximately $1,000 above other revenues recorded in the three months ended September 30, 2007. Other revenues primarily consist of tooling charges for new and redesigned products, freight charges billed, and cash discounts taken by customers for early payments, which are recorded as a reduction of sales. Tooling revenues for the third quarter of 2008 were approximately $14,000 above tooling revenues recorded during the third quarter of 2007.

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the three months ended September 30, 2008 was approximately $698,000, or 21.9% of net sales, compared to a gross profit of approximately $719,000, or 24.4% of net sales, for the three months ended September 30, 2007. Higher supplier costs due to raw materials increases and increased freight costs due to higher fuel prices impacted the margin performance during the third quarter of 2008.

Operating Expenses

General and administrative expenses were approximately $708,000 or 22.2% of net sales in the third quarter of 2008 compared to approximately $919,000 or 31.2% of net sales in the third quarter of 2007, a decrease of approximately $211,000.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment and computer systems, and occupancy expenses. In comparison to the third quarter of 2007, payroll related expenses increased approximately $44,000 primarily related to increased headcount within operations, hiring replacement personnel that have enhanced abilities, and merit increases for existing personnel that had not received increases in the prior year. Professional services, which include legal, auditing, and consulting fees, increased approximately $36,000 in the third quarter of 2008 compared to prior year expenses. Public company related costs such as investor relations, Sarbanes-Oxley expenses, and board and committee fees was down approximately $321,000 for the third quarter of 2008 compared to prior year expenses. The primary reason for the decrease compared to the prior year was associated with the failed Blue Sun transaction in 2007. We recorded approximately $45,000 in stock compensation expenses during the third quarter of 2008, compared to approximately $49,000 during the third quarter of 2007, a decrease of approximately $4,000. Other operating expenses increased approximately $33,000 during the third quarter of 2008 compared to the third quarter of 2007. These expenses include travel, telephone, insurance, depreciation, and rent. Primary drivers in the increased expense related to increased rent costs in our new facility of approximately $13,000, collection fees on one delinquent account of approximately $9,000 and the write off of one account that filed for bankruptcy of approximately $13,000.

Selling and marketing expenses were approximately $165,000 or 5.2% of net sales in the third quarter of 2008 compared to approximately $210,000 or 7.1% of net sales in the third quarter of 2007. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the third quarter of 2007, commission paid to independent sales organizations decreased by approximately $8,000; payroll-related expenses increased by approximately $6,000. Costs related to our Singapore office decreased by approximately $38,000 due to hiring an individual domestically for our global supply chain sourcing area that has muti-national experience, eliminating the need to have resources dedicated in Singapore moving forward; other sales expenses, including travel related expenses decreased by approximately $5,000 in the third quarter of 2008 compared to the third quarter of 2007.

Operating Loss

Operating loss from continuing operations was approximately $175,000 in the third quarter of 2008 compared to an operating loss of approximately $409,000 in the third quarter of 2007. The decrease in operating loss of approximately $234,000 was primarily related to increased sales levels and reduced administrative expenses detailed above.

Interest Income

We recorded no interest income during the third quarter of 2008 or 2007.

Interest Expense

We recorded no interest expense during the third quarter of 2008 or 2007.

Preferred Stock Dividends

On July 25, 2008, we received dividend waivers from the holders of our Series B Preferred Stock. The dividend waiver covers the period retroactive to January 1, 2008 and continuing through the period ending December 31, 2009. As consideration for this waiver, the Board of Directors of the Company agreed to issue 440,000 warrants at $0.16 per share for two years. The closing price of our stock on July 25, 2008 was $0.16. As a result of this waiver, we reversed dividends that had been accrued during the first six months of 2008 of approximately $528,000. We recorded preferred stock dividends in the third quarter of 2007 of approximately $267,000. These dividends have been accrued, but not paid, and are recorded on the balance sheet as an accrued expense in the current liability section.

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Net Sales

Net sales were approximately $9,268,000 for the nine months ended September 30, 2008 versus approximately $7,992,000 during the nine months ended September 30, 2007, an increase of approximately $1,276,000 or 16.0%. Sales within our PCB product line increased approximately $206,000 during the first nine months of 2008, an increase of approximately 3.8% of prior year sales. Sales to our top ten PCB customers were approximately $5,411,000 during the nine months ended September 30, 2008, an increase of approximately $343,000 compared to the nine months ended September 30, 2007. Sales amongst our top ten PCB customers represented approximately 97% of sales within this product line for the nine months ended September 30, 2008 compared to approximately 95% of sales within this product line for the nine months ended September 30, 2007.

Sales within our non-PCB product line were approximately $3,452,000 for the nine months ended September 30, 2008, approximately $1,058,000 above sales for the nine months ended September 30, 2007. As this line grows, we expect to achieve long-term revenues to approach those currently experienced within our digital product line. We continue to focus our efforts on growing our core business and customer base, primarily by concentrating efforts on expanding our customer base within our Non-PCB product line.

Other revenues for the nine months ended September 30, 2008 were approximately $244,000, approximately $11,000 above other revenues recorded in the nine months ended September 30, 2007. Other revenues primarily consist of tooling charges for new and redesigned products, freight charges billed, and cash discounts taken by customers for early payments, which are recorded as a reduction of sales.

Gross Profit and Cost of Goods Sold

The Company’s gross profit for the nine months ended September 30, 2008 was approximately $2,190,000, or 23.6% of net sales, compared to a gross profit of approximately $1,994,000, or 24.9% of net sales, for the nine months ended September 30, 2007. Higher supplier costs due to raw materials increases and increased freight costs due to higher fuel prices impacted the margin performance during the third quarter of 2008, and are expected to have a negative impact on margins for the remainder of the year.

Operating Expenses

General and administrative expenses were approximately $2,095,000 or 22.6% of net sales in the first nine months of 2008 compared to approximately $2,150,000 or 26.9% of net sales in the first nine months of 2007, a decrease of approximately $55,000.

General and administrative expenses consist primarily of salaries and benefits, professional services, depreciation of office equipment and computer systems, and occupancy expenses. In comparison to the first nine months of 2007, payroll related expenses increased approximately $139,000 primarily related to increased headcount within operations, hiring replacement personnel that have enhanced abilities, and merit increases for existing personnel that had not received increases in the prior year. Professional services, which include legal, auditing, and consulting fees, increased approximately $73,000 in the first nine months of 2008 compared to prior year expenses. Public company related costs such as investor relations, Sarbanes-Oxley expenses, and board and committee fees was approximately $333,000 in the first nine months of 2008 compared to approximately $667,000 during the first nine months of 2007, a decrease of approximately $334,000. We recorded approximately $45,000 of stock compensation expenses during the first nine months of 2008 compared to approximately $141,000 during the first nine months of 2007. Other operating expenses increased approximately $163,000 during the first nine months of 2008 compared to the first nine months of 2007. These expenses include travel, telephone, insurance, depreciation, and rent. Primary drivers in the increased expense related to moving expenses related to our facility move of approximately $43,000, higher rent costs in our new facility of approximately $24,000, higher business insurance costs of approximately $25,000 due to a prior year refund, higher travel costs of approximately $18,000, collection fees on one delinquent account of approximately $9,000, and the write off of one account that filed for bankruptcy of approximately $13,000.

Selling and marketing expenses were approximately $592,000 or 6.4% of net sales in the first nine months of 2008 compared to approximately $634,000 or 7.9% of net sales in the first nine months of 2007. Selling and marketing expenses include the cost of salaries, advertising and promotion of the Company’s products, and commissions paid to independent sales organizations. In comparison to the first nine months of 2007, commission paid to independent sales organizations increased by approximately $5,000; payroll-related expenses increased by approximately $4,000. Costs related to our Singapore office decreased by approximately $52,000; other sales expenses, including travel related expenses increased by approximately $1,000 in the first nine months of 2008 compared to the first nine months of 2007.

Operating Loss

Operating loss from continuing operations was approximately $497,000 in the first nine months of 2008 compared to an operating loss of approximately $789,000 in the first nine months of 2007. The decrease in operating loss of approximately $292,000 was primarily related to increased gross margin dollars related to higher sales levels.

Interest Income

We recorded no interest income during the first nine months of 2008 or 2007.

Interest Expense

We recorded no interest expense during the first nine months of 2008 or 2007.

Preferred Stock Dividends

We recorded no preferred stock dividends in the first nine months of 2008, compared to approximately $267,000 in dividends recorded in the first nine months of 2007. In July 2008, we received a waiver of dividends from M.A.G. Capital, LLC for the period beginning January 2008 and continuing through December 2009. As consideration, the Company issued 440,000 warrants to the holders of the Series B Preferred Stock as fully described above. Dividends relate to the issuance of Series B preferred stock to M.A.G. Capital, LLC, and its affiliates. The Company also received a dividend waiver in the prior year for the first six months of 2007, but recorded dividends during the third quarter of 2007. These dividends were accrued, but not paid, and were recorded on the balance sheet as an accrued expense in the current liability section.

Liquidity and Capital Resources

Net cash used by operations was approximately $857,000 for the first nine months of 2008 compared to approximately $1,079,000 used by operations for the first nine months of 2007. Cash provided during the third quarter was approximately $9,000 and our cash balance as of September 30, 2008 was approximately $224,000.

Accounts Receivable decreased approximately $69,000. Inventories increased approximately $527,000 related to higher inventory levels to support increased sales levels and stocking programs with key customers. Accounts Payable increased approximately $482,000 primarily due to the higher inventory levels.

Net cash provided by investing activities was $0 for the first nine months of 2008 compared to approximately $12,000 in the first nine months of 2007. Capital expenditures were $0 in the first nine months of 2008 and 2007.

Net cash provided by financing activities was $0 during the first nine months of 2008 compared to approximately $30,000 provided by financing activities during the first nine months of 2007 related to payments on our note payable for equipment acquired in 2006 and proceeds from exercise of stock options by a former employee.

Currently the Company is committed to growing its core business, as it relates to the continuing operations of its PCB product line and other non-PCB components and assemblies. However, if the Company is unable to secure adequate financing to grow its core business, the Company may be forced to modify its business and strategic plan.

Due to current cash availability combined with increases in our working capital, the Company is searching for financing alternatives, but there can be no assurance that financing can be found under acceptable terms to the Company. If we are unable to secure finances to fund operations, we may be forced to curtail our plans to grow the business, resulting in possible decline of revenues. Under current conditions, we believe we will have enough cash to sustain operations through the fourth quarter, but without obtaining financing before the end of the year, the Company may be forced into liquidating its assets during the beginning of the next fiscal year.

Credit Environment

In fiscal year 2008, the credit markets continue to be volatile and have experienced a shortage in overall liquidity due to the instability in the banking industry and the lack of active markets for certain investment securities. The Company does not engage in any business activities in the mortgage industry or hold its cash positions in any accounts other than demand deposits and cash equivalents. Sales are to a wide range of diverse commercial industries including electronic devices for municipal and governmental products, industrial components, and consumer products. However, if these customers reduce their spending as a result of the declining economy, it is possible revenues could decline.

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

Inflation

During the third quarter of 2008, the Company began experiencing price increases from suppliers in Asia due to the devaluation of the dollar and higher material costs. These supplier price increases, averaging approximately 4%, have had a material effect on the Company’s operations and financial position in the second quarter of 2008, and are expected to continue for the remainder of 2008, if the Company is unable to pass through those increases under its present contracts.

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

Item 3: Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4T: Controls and Procedures.

Our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report. Based on that evaluation, we have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are ineffective.

However, it is worth noting that management re-affirms its position that the financial statements in this report present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. The Company is currently in the process of further reviewing and documenting its disclosure controls and procedures, and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes In Internal Controls.

There was no change in the Company's internal control over financial reporting during the three and nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

M~WAVE, Inc.

Date: November 13, 2008	/s/ Jeff Figlewicz
Jeff Figlewicz
Acting Chief Financial Officer

	Exhibit Index
Exhibit
No.	Description	Location

10.1	Industrial Building Lease between M-Wave Inc., and 1300 Norwood Associates LLC, dated February 27, 2008	1

10.2	Separation Agreement and Release between M-Wave, Inc. and Jim Mayer dated April 14, 2008	2

10.3	Consulting Agreement between M-Wave, Inc. and Jim Mayer dated April 14, 2008	2

10.4	Separation Agreement and Release between M-Wave, Inc. and Jeff Figlewicz dated June 13, 2008	3

10.5	Consulting Agreement between M-Wave, Inc. and Jeff Figlewicz dated June 13, 2008	3

10.6	Asset Purchase Agreement, dated September 9, 2008, by and among M-Wave, Inc., M-Wave International, LLC, Joseph Turek, and Robert Duke	4

31.1	Certification of the CEO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

31.2	Certification of the CFO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

(1)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed March 6, 2008

(2)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed April 17, 2008

(3)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed June 13, 2008

(4)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed September 12, 2008