Form 10-K
period 2008-12-31
Green St. Energy, Inc.
filed 2009-03-31
CIK 883842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

 ☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2008

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to _____

Commission file number 0-19944

GREEN ST. ENERGY, Inc.
(Name of small business issuer in its charter)

Delaware	36-3809819
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

123 Green St., Tehachapi, California	93561
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code	(310) 556-9688

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($.005 par value)
(Title of class)
Check whether the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes [   ] No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ] No [X]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large Accelerated filer [  ]   Accelerated filer [  ] Non-Accelerated filer [  ] Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 26, 2008 was approximately $2,385,000, computed on the basis of the last reported sale price per share ($0.35) of such stock on the Over the Counter Bulletin Board.

The Registrant has 6,813,150 common shares outstanding at March 31, 2009.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (check one):
Yes__ No  x

GREEN ST. ENERGY, INC.
FORM 10-K

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

PART I

In this report, the terms “Green St.,” “Company,” “we,” “us,” and “our” refer to Green St. Energy, Inc.

Item 1. Description of Business

Green St. Energy, Inc. (f/k/a M-Wave Inc.) was incorporated in Delaware in January 1992. Our executive offices are located at 123 Green St., Tehachapi, California, 93561, and our telephone number is (310) 556-9688; our website is http://www.greenstenergy.com. Presently, SEC filings are not available on our website but, if requested, we will provide electronic or paper copies of SEC filings free of charge, or these can be obtained online via EDGAR.

Business

The Company

We were founded in 1988 as a manufacturer of printed circuit boards.  We became a public company in 1992.  In 2003, we sold off our manufacturing operations and concentrated on “virtual manufacturing”, or distribution side of the business.  On December 30, 2008, we sold off our operations and became a public shell with the intent on entering into the alternative energy business.

Discontinued Operations

On December 30, 2008, the Company’s shareholders approved the sale of the Company’s assets to M-Wave International, LLC.  The LLC was founded by the Company’s former executives, Joseph Turek and Robert Duke.  The Company received approximately $455,000 in cash.

Facilities

The Company currently has no facilities, and recently acquired 160 acres of vacant land in Tehachapi, California.

Industry and Market

We plan on entering into the alternative energy segment, focusing primarily on wind energy.  We believe current economic conditions present an opportunity within this segment in the coming years.

Customers and Marketing

As of the date of this report, we have no customers and are defined as a shell company.

Products and Production

We currently have no products and are currently in the process of reengineering our business model to enter into the alternative energy business.

Employees

On December 31, 2008, we had 3 full-time employees.

None of our employees are represented by a labor union and we have never experienced a work stoppage, slowdown or strike.  We consider our labor relations to be very good.

Item 1A. Risk Factors

As a smaller reporting company, this section is not applicable.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

On January 13, 2008, we acquired 160 acres of vacant land in Tehachapi, California with the intention of entering into the alternative energy business. On February 12, 2009, the Company also entered into an agreement for an option to purchase approximately 4,800 additional acres of property as described in Note 8 of the financial statements.

Item 3. Legal Proceedings

We are not party to any litigation which is material to our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company’s 2008 Annual Meeting of Stockholders was held on December 30, 2008.  The Company had 1,813,150 outstanding shares of common stock eligible to vote.  Total proxies voted were 1,547,647, or approximately 85.4%.

(b) At the Company’s Annual Meeting of Stockholders, the Stockholders approved the sale of the Company’s assets.  The aggregate number of votes cast for, against, or withheld, for the sale of the assets was as follows: 976,674 for, 15,133 against, 871 abstained, and 554,969 non votes.

(c) At the Company’s Annual Meeting of Stockholders, the Stockholders reelected to the Company’s Board of Directors Mr. Bruce K. Nelson.  Mr. Nelson is a Class I Director and will serve a term ending upon the election of Class I Directors at the 2011 Annual Meeting of Stockholders.  The aggregate number of votes cast for, against, or abstained, for the election of Mr. Nelson was as follows: 1,520,645 for, 26,203 against, and 799 abstained.

(d) At the Company’s Annual Meeting of Stockholders, the Stockholders elected to the Company’s Board of Directors Mr. Anthony J. Cataldo.  Mr. Cataldo is a Class I Director and will serve a term ending upon the election of Class I Directors at the 2011 Annual Meeting of Stockholders.  The aggregate number of votes cast for, against, or abstained, for the election of Mr. Cataldo was as follows: 1,520,841 for, 26,203 against, and 603 abstained.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded on the Over-the-counter bulletin board (trading symbol GSTY.OB).  The following table sets forth, for the calendar periods indicated, the range of the high and low sales prices of the common stock from January 1, 2007 through December 31, 2008 as reported by the NASDAQ:

	Year Ended December 31
	2008		2007
	Low	High	Low	High
First Quarter	$0.25	$1.76	$2.30	$4.72

Second Quarter	0.09	0.51	2.63	3.86

Third Quarter	0.16	1.01	1.55	3.70

Fourth Quarter	0.05	0.43	1.20	2.86

As of March 25, 2009, there were approximately 1,100 shareholders of record owning our common stock.  We did not pay any dividends on our common stock in 2007 or 2008 and we intend not to pay dividends in the foreseeable future in order to reinvest future earnings in the business.  Stock price on March 25, 2009 was $0.15.

Disclosure Regarding the Company’s Equity Compensation Plans

The following table summarizes information about equity awards under the 2003 Stock Incentive Plan as of December 31, 2007.

Plan Category	Number of shares of Common Stock to be Issued upon exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Available for Options	Number of Shares of Common Stock Future Issuances

Equity compensation plans approved by security holders	307,357	$3.50	186,718

Equity compensation plan not approved by security holders	972,267	$0.05	0

Total	1,279,624	$0.88	186,718

On December 31, 2008 we issued 972,267 options to directors and officers of the Company, with an exercise price of $0.05 per share.  The holders have the right to maintain beneficial ownership of the Company’s Common Stock in the equivalent of a minimum of between two percent and ten percent of the fully diluted shares of Common Stock.  The Company will issue additional shares to the respective holders within 10 days of the end of a fiscal quarter during 2009.  These grants will become fully vested on December 31, 2009 and will expire on December 31, 2012. The value of the options was determined using the Black-Scholes pricing model which calculated a value of approximately $41,598 based on a fair value price of $0.04, assuming an expected life of 3 years, a risk-free interest rate of 2.25%, volatility of 167%, and no dividend yield. Upon issuance, the value of these options were recorded as an increase to additional paid-in capital and recognized as stock compensation expense.   These grants have not been approved by shareholders as of the date of this report.

Item 6. Selected Financial Data

Not required for smaller reporting company.

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operation

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

On February 8, 2008, the Asset Purchase Agreement signed on July 20, 2007, by and among the Company, M-Wave International, LLC, an Illinois limited liability company (the “Purchaser”), Joseph Turek, and Robert Duke, an officer and employee respectively, was terminated by the Company’s Board of Directors.  The closing of the Merger Agreement with SunFuels, Inc. was a condition precedent in completing the Asset purchase Agreement.  The Board also authorized payment of the $30,000 termination fee to offset Purchaser’s expenses.

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

On September 23, 2008, the Company was notified that one of M.A.G. Capital LLC’s funds, Monarch Pointe Fund, was in liquidation, and that M.A.G. Capital LLC was no longer authorized to deal with the fund’s investments.  On December 28, 2008, the Company was notified that the liquidator had sold the Monarch Point Fund’s investment in the Company for the sum of $200,000 cash to M-Wave International, LLC, led by the Company’s former executives, Mr. Joseph Turek and Mr. Robert Duke.  M-Wave International LLC subsequently purchased the assets of the Company for $500,000 on December 30, 2008, pursuant to receiving shareholder approval.  The Monarch Pointe Fund holdings purchased by M-Wave International LLC included approximately 148,429 shares of the Company’s outstanding common stock; 3,375 shares of the Company’s Series A Preferred Stock convertible into approximately 86,097 shares of common stock; 22,400 shares of Series B stock convertible into approximately 708,861 shares of common stock; and 70,000 two year warrants issued July 25, 2008 at a price of $0.16 per share.

On October 17, 2008, the Company was informed that M.A.G. Capital LLC had dissolved its Momentum III, LP fund on August 11, 2008, and had transferred the holdings of this fund amongst 31 limited partners.  Holdings of the Company transferred to the limited partners included approximately 102,213 shares of outstanding common stock; 3,750 shares of Series A Preferred Stock convertible into approximately 96,663 shares of common stock; 40,148 shares of Series B Preferred Stock convertible into approximately 1,270,506 shares of common stock; and 175,000 two year warrants issued July 25, 2008 at a price of $0.16 per share.

On December 30, 2008, the shareholders of the Company approved the sale of substantially all of its assets to M-Wave International, LLC, an Illinois limited liability company controlled by Joseph A. Turek, the Company’s Chief Executive Officer, and Robert Duke, the Company’s President, pursuant to the terms set forth in the Asset Purchase Agreement dated September 9, 2008 (the “Asset Purchase Agreement”).  As consideration for the acquisition, the Company received net cash proceeds of $455,000 at closing.  The proceeds are net of $45,000 in funds approved by the Board prior to the closing to be used for post-transaction activities.  The Company recognized a loss on the sale of these assets of approximately $605,000 and is recognized in the loss from discontinued operations.  Upon completion of the sale of our assets, we effectively became a public shell as of the period covered by this report.

Comparison of 2008 vs 2007

Discontinued Operations

Upon receiving shareholder approval regarding the sale of our assets on December 30, 2008, all historical data prior to that date is reflected as discontinued operations.  During 2008, we recorded approximately $42,000 in stock compensation expenses relating to option grants that occurred on December 31, 2008.  Our loss from discontinued operations of approximately $1,377,000 included a loss on the disposal of our assets of approximately $605,000.  Loss on discontinued operations during 2007 was approximately $1,539,000.

Income Taxes

We recorded no income tax expense during 2008 and 2007.

Liquidity and Capital Resources

Net cash used by discontinued operations was approximately $863,000 in 2008 compared to approximately $657,000 in 2007. Included in this was approximately $45,000 in prepaid expenses for post-merger activities that were funded prior to closing.  These funds reduced the net cash received at close.

Net cash provided by investing activities was approximately $238,000 in 2008, compared to approximately $12,000 during 2007.  We received $455,000 in cash upon the closing of the asset sale on December 30, 2008.  Per the terms of the Asset Purchase Agreement, the Purchaser retained approximately $218,000 in cash in the business at the close of the transaction on December 30.  Sources of cash provided by investing activities during 2007 were primarily related to the sale of equipment and a final payment received on a note receivable.  Capital expenditures were $0 in 2008 and 2007.

Net cash provided by financing activities was $0 in 2008 and approximately $30,000 in 2007.  Exercise of stock options and payments on an equipment note payable were primary sources of cash provided by financing activities during 2007.

Currently the Company is classified as a shell Company as of the date of the report.   If the Company is unable to secure adequate financing to enter into the alternative energy sector, we may be forced to cease operations during 2009.

Credit Environment

In fiscal year 2008, the credit markets were volatile and have experienced a shortage in overall liquidity due to the instability in the sub−prime lending industry. The Company does not engage in any business activities in the mortgage industry. The Company is currently a shell Company and is attempting to raise capital to enter into the alternative energy business.  There can be no assurances that we will be successful in raising the required funds to enter into this segment due to the current economic conditions.

Off−Balance Sheet Arrangements

The Company has not created, and is not party to, any special−purpose or off−balance sheet entities for the purposes of raising capital, incurring debt or operating the Company’s business. We do not have any off−balance sheet arrangements or relationships with entities that are not consolidated into the Company’s financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Inflation

Not applicable.

Foreign Currency Transactions

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, this section is not applicable.

Item 8. Financial Statements

Consolidated financial statements, related notes and exhibits for the years ended December 31, 2008 and 2007 are filed as part of this report.

The exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Green St. Energy,  Inc. and Subsidiary

We have audited the consolidated balance sheets of Green St. Energy, Inc. and Subsidiary (formerly known as M~Wave, Inc. and Subsidiary) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green St. Energy, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the consolidated financial statements, the Company is a shell and does not have revenues.  The Company will require a significant amount of capital to execute its business plans and currently does not have financing available.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 9.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assertion about the effectiveness of Green St. Energy, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2008 included in this annual report at Item 9A(T) Controls and Procedures and, accordingly, we do not express an opinion thereon.

Schaumburg, Illinois
March 31, 2009

/s/McGladrey & Pullen, LLP

Annual Financial Statements

GREEN ST. ENERGY, INC. and Subsidiary

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$456,000	$0
Prepaid expenses and other assets	25,300	-
Assets of discontinued operations	-	4,105,216
Total current assets	481,300	4,105,216
TOTAL	$481,300	$4,105,216

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$284,144	$-
Accrued expenses	98,886	-
Liabilities of discontinued operations	-	2,655,225
Total current liabilities	383,030	2,655,225

COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $100 par value; Series A authorized, 30,000 shares;
issued and outstanding: 2008 and 2007: 12,500 shares	656,800	656,800
Series B authorized, 70,000 shares; issued and outstanding:
2008 and 2007: 69,648 shares	6,842,797	6,842,797
Common stock, $.005 par value; authorized, 200,000,000 shares; issued
and outstanding 2008 and 2007: 1,813,150 shares	11,236	11,236
Additional paid-in capital	14,514,556	14,427,683
Accumulated deficit	(19,641,949)	(18,203,355)
Treasury stock, at cost, 2008 and 2007: 433,954 shares	(2,285,170)	(2,285,170)
Total stockholders' equity	98,270	1,449,991
TOTAL	$481,300	$4,105,216

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 and 2007

	2008	2007

NET SALES	$0	$0
COST OF GOODS SOLD	0	0
Gross profit	0	0

OPERATING EXPENSES:
General and administrative	61,598	0
Selling and marketing	0	0
Total operating expenses	61,598	0

LOSS FROM CONTINUING OPERATIONS	(61,598)	0

Loss from discontinued operations (note 3), net of tax	$(1,376,996)	$(1,538,733)

Net loss attributable to common stockholders	$(1,438,594)	$(1,538,733)

BASIC AND DILUTED LOSS PER COMMON SHARE
Continuing operations	$(0.03)	$(0.00)
Discontinued operations	$(0.76)	$(0.85)
	$(0.79)	$(0.85)

Weighted average shares outstanding	1,813,150	1,813,150
See notes to consolidated financial statements

GREEN ST. ENERGY, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(1,438,594)	$(1,538,733)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Loss on disposal of business	604,914	0
Loss on disposal of property, plant, and equipment	0	334
Depreciation	79,740	88,142
Stock compensation recognized on options and warrants	86,873	140,871
Changes in assets and liabilities, net of effects of divested business:
Accounts receivable	697,666	(182,458)
Inventories	(727,082)	(138,994)
Prepaid expenses and other assets	(4,520)	45,071
Accounts payable	307,012	293,134
Accrued expenses	(469,109)	635,262
Net cash flows used in operating activities	(863,100)	(657,371)

INVESTING ACTIVITIES:
Net Proceeds from sale of business	238,081	-
Proceeds from sale of property, plant, and equipment, net of selling costs	-	5,214
Repayments on note receivable	-	6,836
Net cash flows provided by investing activities	238,081	12,050

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	88,000
Payments on short and long term debt	-	(58,000)
Net cash flows provided by financing activities	-	30,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(625,019)	(615,321)
CASH AND CASH EQUIVALENTS:
Beginning of period	1,081,019	1,696,340
End of period	$456,000	$1,081,019

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Sale of Net Assets of discontinued operations (Note 3):
Cash received at close	$455,000
Cash retained by purchaser	(216,919)
Net proceeds from sale of business	$238,081

Accounts receivable	$573,812
Inventories	2,214,080
Prepaid expenses	50,082
Equipment, net	115,119
Accounts payable and accrued expenses	(2,110,098)
	842,995
Loss on sale of discontinued operations	604,914
Net proceeds from sale of business	$238,081

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 and 2007
		Preferred	Preferred	Additional
	Common	Stock	Stock	Paid-In	Accumulated	Treasury
	Stock	Series A	Series B	Capital	Deficit	Stock	Total

Balance - December 31, 2006	$10,986	$656,800	$6,842,797	$14,199,062	$(16,664,622)	$(2,285,170)	$2,759,853

Stock compensation relating to stock options and warrants	-	-	-	140,871	-	-	140,871

Issuance of 50,000 shares of common stock upon exercise of stock warrants	250	-	-	87,750	-	-	88,000

Net Loss	-	-	-	-	(1,538,733)	-	(1,538,733)
Balance - December 31, 2007	$11,236	$656,800	$6,842,797	$14,427,683	$(18,203,355)	$(2,285,170)	$1,449,991

Stock compensation relating to stock options and warrants	-	-	-	86,873	-	-	86,873

Net Loss	-	-	-	-	(1,438,594)	-	(1,438,594)
Balance - December 31, 2008	$11,236	$656,800	$6,842,797	$14,514,556	$(19,641,949)	$(2,285,170)	$98,270

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

1.       ORGANIZATION AND OPERATIONS

Green St. Energy, Inc. (f/k/a "M~Wave"; “Green St.” or the “Company”), a Delaware corporation, was formed on January 31, 1992.

Until December 30, 2008, the Company provided supply chain services and sourced printed circuit boards, custom electronic components, extrusions assemblies and non-electronic products from Southeast Asia. The parts and components sourced are utilized in a wide range of commercial and industrial electronics, and other consumer products. On December 30, 2008, the Company sold its assets and, as of the date of this report, became a public shell.  On January 13, 2009, the Company changed its name to Green St. Energy, Inc. with the intent to enter into the alternative energy business.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Green St. and its wholly owned subsidiary, Ocean Merger Sub.  Significant intercompany transactions and account balances have been eliminated.  This subsidiary is still active, but has no activity.

Cash and Cash Equivalents - Cash and cash equivalents comprise cash in banks and highly liquid investments that are both readily convertible to known amounts of cash or purchased with maturity of three months or less.  All cash is currently invested with First Regional Bank.

Fair Value of Financial Instruments –

The Company has issued preferred stock with embedded conversion features and warrants to purchase common stock in connection with debt and equity raises.  The Company has followed the accounting guidance of FAS 133, FAS 150, EITF 00-19, ASR 268, EITF Abstract Topic D-98 and related interpretations to determine whether these financial instruments should be accounted for as a liability or equity.  If the Company determines that a financial instrument is to be recorded as a liability, the Company accounts for that liability at fair value.  The liability is marked to market each reporting period with the resulting gains or losses shown on the consolidated statement of operations as a decrease or increase to interest expense.  At December 31, 2008 and 2007, all of these financial instruments are classified as equity.

The Company adopted SFAS 157, Fair Value Measurements effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. This adoption had no impact on the financial statements of the Company.  In accordance with FASB Staff Position (FSP) 157-2, effective date of FASB Statement No. 157, the Company is not required to apply SFAS 157 for non financial assets and non financial liabilities until January 1, 2009. The Company has not yet assessed the impact of SFAS 157 on non financial assets and non financial liabilities. SFAS 157 applies to all assets and liabilities that are measured and reported on a fair value basis.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, was effective for the year ended December 31, 2008.  SFAS 159 allows the Company to make an election to adjust the carrying value of financial instruments not normally measured on a fair value basis to fair value.  The Company elected to not adopt SFAS 159.

The Company's financial instruments include accounts payable and accrued liabilities.  The fair values of all financial instruments were not materially different from their carrying values.

Share-Based Payment – The Company follows the provisions of SFAS 123(R) which requires it to recognize compensation expense for equity awards over the requisite service period based on their grant date fair values.  Compensation expense is recognized using a straight-line method only for share-based payments expected to vest.  We estimate forfeitures at the date of grant based on our historical experience and future expectations.  Estimated forfeitures are expected to be deminimus and not material to the financial statements.

Earnings Per Share - Potentially dilutive common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares, and the exercise of common stock options and warrants for all periods.  When dilutive, dividends on preferred shares are added back to the numerator of net loss when calculating earnings per share.  For all periods ended December 31, 2008 and 2007, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net losses for each period.  Below is a tabulation of the potentially dilutive securities:

	12 months ended December 31,
	2008	2007
Weighted average shares outstanding	1,813,150	1,796,657
Options in the money, net	813,313	6,452
Warrants in the money, net	209,809	22,704

Total Outstanding and Potentially Dilutive shares	2,836,273	1,825,813

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

The Company follows the provisions of FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and Illinois state tax return. Open tax years for both jurisdictions are 2005 to 2008, which statutes expire in 2009 to 2011, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in selling, general and administrative expenses in the statements of operations. As of December 31, 2008, the Company has no liability for unrecognized tax benefits.

New Accounting Pronouncements:

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

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date.  Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date.  The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions on or after January 1, 2009.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5).  EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of 2009.  We do not expect the adoption of EITF 07-5 will have a material impact on results of operations, financial position, or cash flows.

Reclassifications: Certain items in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

3.  DISCONTINUED OPERATIONS

On December 30, 2008, the shareholders of the Company approved the sale of substantially all of its assets to M-Wave International, LLC, an Illinois limited liability company controlled by Joseph A. Turek, the Company’s Chief Executive Officer, and Robert Duke, the Company’s President, pursuant to the terms set forth in the Asset Purchase Agreement dated September 9, 2008 (the “Asset Purchase Agreement”).  As consideration for the acquisition, the Company received net cash proceeds of $455,000 at closing, less cash retained by the purchaser of $216,919.  The proceeds are net of $45,000 in funds advanced by the buyer prior to the closing to be used for the seller’s post-transaction activities.  The Company recognized a loss on the sale of these assets of approximately $605,000 and is recognized in the loss from discontinued operations.  Upon completion of the sale of our assets, we effectively became a public shell as of December 30, 2008.

Results for the twelve months ended December 31, 2008 and 2007 respectively are as follows.

	2008	2007
Net Sales	$11,935,079	$11,600,535
Cost of Goods Sold	9,263,729	8,763,088
Gross Profit	2,671,350	2,837,447
Operating Expenses	3,443,431	4,376,180
Loss from Discontinued Operations	(772,081)	(1,538,733)
Loss from Disposal of Assets	(604,915)	-
Total Loss from Discontinued Operations	$(1,376,996)	$(1,538,733)

Assets and liabilities of the discontinued operations at of December 31, 2007 consisted of the following:

Cash	$1,081,019
Accounts receivable	1,271,479
Inventories	1,486,998
Prepaid expenses and other assets	70,861
Equipment	194,859
Assets of discontinued operations	$4,105,216

Accounts payable	$1,941,969
Accrued expenses	713,256
Liabilities of discontinued operations	$2,655,225

4. ACCRUED EXPENSES

Accrued expenses at December 31, 2008 were comprised of:

2008
Merger Related	81,286
Franchise Taxes	17,600

Total accrued expenses	$98,886

Accrued expenses at December 31, 2007 are included in liabilities of discontinued operations on the balance sheet.

5. INCOME TAXES

The primary components comprising the net deferred tax assets (liabilities) are asfollows:

Deferred tax assets	2008	2007
Accounts receivable	$0	$31,200
Inventories	0	61,950
Long-lived assets	0	642,130
Stock compensation	0	386,705
Net operating loss	8,091,492	7,163,061
Deferred tax assets	8,091,492	8,285,046

Valuation Allowance	(8,091,492)	(8,238,893)
	0	46,153
Deferred tax liabilities
Accrued expenses and other	0	(46,153)
Net deferred tax asset	$0	$0

The valuation allowance decreased by $147,401 and increased by $658,055, for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, we had federal and state net operating loss carry forwards of approximately $18,387,000 for income tax purposes expiring in years 2024 to 2028.  Under the Internal Revenue Code, certain ownership changes, including the prior issuance of convertible preferred stock, may subject the Company to annual limitations on the utilization on its net operating loss carry forward.  As of December 31, 2008, the amount subject to limitations has not yet been determined.

A reconciliation of income tax credits from continuing operations and the amount computed by applying the statutory federal income tax rate to loss before income taxes from continuing operations as of December 31, 2008 and 2007 is as follows:

	2008	2007
Income Tax Credits at Statutory Rate	$(20,943)	$0
Increase (decrease) resulting from:
State taxes, net of federal tax effect	(2,919)	0
Nondeductible Expenses	0	0
Valuation Allowance	23,862	0
Other	0	0
	$0	$0

6. SHARE BASED COMPENSATION

The Company has a stock option plan that authorizes the granting of options to officers, key employees and directors to purchase the Company’s common stock at prices equal to the market value of the stock at the date of grant. Under this plan, the Company has allocated virtually all shares available for future grants as of December 31, 2008.  The exercise price of all employee and director options granted in 2008 and 2007 were at fair market value.

Under Green St. Energy’s share-based long-term incentive compensation plans (“incentive plans”) Green St. Energy grants non-qualified stock options to certain employees.

For stock options issued before December 30, 2008, the Company recognized share-based compensation expense of approximately $0 and $92,000 which is reflected in the loss from discontinued operations for the twelve months ended December 31, 2008 and 2007 respectively.

On December 31, 2008, the Company issued 972,267 fully vested stock options and recognized share-based compensation of approximately $42,000 that is reflected in general and administrative expenses in the statement of operations for the twelve months ended December 31, 2008.  These grants were issued based on an unapproved shareholder plan.

As of December 31, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plans.  The requisite service period for all outstanding options has been completed as of December 31, 2008.

The fair value of Green St. Energy stock options was estimated at the date of grant using the Black-Scholes-Merton option-valuation model.  The table below outlines the weighted average assumptions for options granted during the twelve months ended December 31, 2008 and 2007:

	12 months ended December 31,
	2008	2007
Weighted Average Assumptions:
Risk-free interest rate	2.25%	4.67%
Expected term (in years)	3.0	5.0
Expected volatility	166.5%	127.1%
Expected dividend yield	0%	0%
Fair value	$0.04	$2.65

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on the historical volatility of Green St. Energy’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes Green St. Energy’s option activity for employees during the twelve months ended December 31, 2007 and 2008:

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining Contractual	Intrinsic
Options	Shares	per Share	Term (years)	Value

Outstanding at January 1, 2007	459,297	$3.52
Granted	34,776	3.41
Exercised	-	-
Forfeited or expired	0	-
Outstanding at December 31, 2007	494,073	$3.50
Granted	972,267	$0.05
Exercised	-	-
Forfeited or expired	(186,716)	3.50
Outstanding at December 31, 2008	1,279,674	$0.88	3.14	$-

Exercisable at December 31, 2008	307,357	$3.50	1.80	$-

The aggregate intrinsic value in the table above is before income taxes, based on Green St. Energy’s closing stock price of $0.05 as of the last business day of the period ended December 31, 2008.  There were no option exercises during 2008 or 2007.   Based on the Company’s election of the “with and without” approach, no realized tax benefit from stock options was recognized for the years ended December 31, 2008 and 2007.

Common Stock Purchase Warrants

During the first quarter of 2007, an individual exercised 50,000 warrants, and the Company received proceeds of approximately $88,000.

In the third quarter of 2007, the Company extended the life of M.A.G. Capital, LLC warrants set to expire in that quarter.  Approximately 253,000 out of M.A.G. Capital, LLC’s 320,363 total warrants were extended for a period of six months until January 28, 2008.  The Company recorded approximately $49,000 of stock compensation expense related to the extension of these warrants.  The fair value of the extension was determined using the Black-Scholes option pricing model assuming a risk-free interest rate of 5.13%, volatility of 21.31%, and no dividend yield.  In January 2008, the Company extended the life of all warrants held by M.A.G. Capital for an additional six month period.  These warrants expired during 2008.

On July 25, 2008, the Company issued 440,000 warrants to M.A.G. Capital, LLC in consideration for waiving all dividends on the Series B preferred stock for the period beginning January 1, 2008 and ending on December 31, 2009.  The Company recorded approximately $45,000 in stock compensation expense related to these warrants which is recognized as part of the loss from discontinued operations.  The fair value of these warrants was determined using the Black-Scholes option pricing model assuming a two year life, risk-free interest rate of 4.13%, volatility of 125.50%, and no dividend yield.

The following table summarizes M-Wave warrant activity during the twelve months ended December 31, 2007 and 2008:

		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Warrants	Shares	per Share	Term (years)

Outstanding at January 1, 2007	404,113	$2.62
Granted	-	-
Exercised	(50,000)	1.76
Forfeited or expired	-	-
Outstanding at December 31, 2007	354,113	$2.74
Granted	440,000	0.16
Exercised	-	-
Forfeited or expired	(320,363)	2.48
Outstanding at December 31, 2008	473,750	$0.52	1.63

Exercisable at December 31, 2008	473,750	$0.52	1.63

7. PREFERRED STOCK

The Company’s Series A Convertible Preferred Stock is non-voting and does not contain a dividend provision.  The number of shares into which one share of Series A Preferred Stock shall be convertible shall be determined by dividing $100.00 by $3.98 (subject to adjustment).  In addition, the Series A Preferred Stock has liquidation preferences and certain other privileges.

The Company’s Series B Convertible Preferred Stock is non-voting and is entitled to receive monthly dividends at an annual rate equal to 15%, subject to reduction to 9% after the registration statement is declared effective by the Securities and Exchange Commission (“SEC”).  The monthly dividends are payable in cash.  The number of shares into which one share of Series B Preferred Stock shall be convertible shall be determined by dividing $100.00 by $3.16 (subject to adjustment).  In addition, the Series B Preferred Stock has liquidation preferences and certain other privileges.

Mercator waived their dividend payments for the years ended December 31, 2008 and 2007.  The Company has also obtained a waiver of dividends for the year ended December 31, 2009.  As consideration for the dividend waiver in 2008 and 2009, the Company issued 440,000 warrants to the Series B Preferred Stockholders.

During 2008 and 2007, M.A.G. Capital, LLC did not convert any shares of their preferred stock into common shares.

8. SUBSEQUENT EVENTS

On January 14, 2009, the Company entered into a Real Estate Purchase Contract with The Nacelle Corporation for the purchase of one hundred and sixty (160) acres of unimproved property in Tehachapi, California (the “Purchase Contract”).  The terms of the Purchase Contract  provide for a cash equivalent purchase price of $250,000 in the form of one million (1,000,000) restricted shares of the Company’s common stock, par value $0.005 (the “Common Stock”) based upon the closing price of $0.25 for the Company’s Common Stock on January 12, 2009.  The transaction is subject to customary due diligence and closing requirements.

On January 16, 2009, the Company filed a certificate of amendment to its certificate of incorporation changing its name to Green St. Energy, Inc. from its former name M-Wave, Inc.  The Company had previously obtained shareholder approval at its annual meeting of shareholders December 30, 2008 to the terms of asset purchase agreement which required as a condition subsequent an amendment to the Company’s certificate of incorporation to effectuate a change in name.

With the amendment to the Company’s certificate of incorporation, effective January 16, 2009, the Company is proceeding to apply for a change in its trading symbol for the Company’s common stock on the Over the Counter Bulletin Board.  The Company’s trading symbol has changed to GSTY.OB.  In addition, the Company has changed its corporate address to 123 Green St., Tehachapi, CA 93561, phone number (310) 556-9688 and fax (310) 277-1278.

On February 12, 2009, the Company entered into an Exclusive Option to Purchase Unimproved Land with The Nacelle Corporation (the “Agreement”).  Pursuant to the terms of the Agreement, the Company obtained a three (3) year option to purchase 4,840 acres of unimproved property in Tehachapi, California (the “Property”).  In consideration for the option to purchase the Property, the Company issued a three (3) year $16 million convertible debenture which will earn interest at a rate of five (5%) percent per annum (the “Debenture”).  The Debenture is convertible into shares of the Company’s common stock six (6) months following its issuance at the fixed conversion price of $0.5517 (subject to customary adjustment) subject to the limitation that the holder may not acquire in excess of 19.99% of the Company’s outstanding common stock at any given time without prior shareholder approval.  In addition to the Debenture, the Company agreed to pay the land owner or its assignees the sum of $260,000.

In the event the Company exercises the option to acquire the Property and the appraised fair market value of the Property as of February 12, 2009 is less than the face value of the Debenture and cash consideration tendered under the Agreement, then in that event, provided the Debenture has not been converted by the Holder, the value of the Debenture will be adjusted to reflect the value of the Property as of February 12, 2009 less the cash consideration paid by the Company in connection with the Agreement.  Should the Company exercise the option the cash consideration and Debenture will be applied toward the purchase price of the Property.

9.	MANAGEMENT’S INTENTIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company is currently classified as a public shell and is restructuring its business strategy to enter into the alternative energy business, primarily wind energy.  The Company will need a substantial amount of working capital to execute this strategy, and there can be no assurances that the Company will be able to successfully accomplish this.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

Based on the periodic review of our Annual Report by the Securities and Exchange Commission, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, conducted and re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 which require that (i) the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management including our Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were ineffective.

It is worth noting that management re-affirms its position that the financial statements included in the Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer (“CEO”) and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and Principal Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control – Integrated Framework.

As a result of the change on the disclosure controls conclusion in this Amendment, management has determined that the conclusion on ineffective disclosure controls affects the conclusion on internal controls over financial reporting because as part of the Company’s external reporting process, the Company failed to use the appropriate disclosure checklists and procedures to ensure that the appropriate disclosures were included in our Annual Report. As such, our internal controls as of December 31, 2008, failed to reveal the breakdown in the disclosure process. Additionally, the Company determined that a material weakness within its internal control over financial reporting exists.  The limited financial resources do not allow for discretionary new personnel.  Accordingly, this material weakness includes internal control deficiencies attributed to the segregation of duties. Therefore, we have deemed that our internal controls procedures were ineffective. However, it is worth noting that the Amendment and modification in our conclusion did not change the Company’s previously reported consolidated revenues, net income, income per share or other results of operations and did not require restatement of the basic consolidated financial statements (Balance Sheets, Statements of Income, Shareholders’ Equity and Cash Flows).

This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A(T) was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A(T) in this Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the twelve months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information
None

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The directors and executive officers of the Company are:

Name	Age	Position
Anthony J. Cataldo	58	Chairman and Chief Executive Officer
Jeff Figlewicz	40	Vice President-Finance and Corporate Secretary
Michael D. Pruitt	46	Director
Bruce K. Nelson	54	Director
Sade Panahi	50	Director

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

ANTHONY J. CATALDO, 58, is the Company’s Chairman and Chief Executive Officer.  Mr. Cataldo was appointed to the Board in September 2008 and was appointed CEO in December 2008 immediately following the sale of the Company’s assets.   Mr. Cataldo has been a private investor since April 2008.  He served as Chief Executive Officer and Chairman of VOIP, Inc.  (VOIC.PK), an emerging global provider of advanced communications services utilizing Voice over Internet Protocol (“VoIP”) technology, from September 2006 through April 2008.  Since January 2008 Mr. Cataldo also has served on the board of directors of Family Room Entertainment (OTC BB:FMYR).  Mr. Cataldo served as non-executive chairman of the board of directors of BrandPartners Group, Inc. (OTC BB:BPTR) a provider of integrated products and services dedicated to providing financial services and traditional retail clients with turn-key environmental solutions. From October 2003 through August 2006, Mr. Cataldo also served as non-executive co-chairman of the board of MultiCell Technologies, Inc. (OTC BB: MUCL) a supplier of functional, non-tumorigenic immortalized human hepatocytes from February 2005 through July 2006. Mr. Cataldo has also served as executive chairman of Calypte Biomedical Corporation (AMEX: HIV), a publicly traded biotechnology company, involved in development and sale of urine based HIV-1 screening test from May 2002 through November 2004.

JEFF FIGLEWICZ, 40, was appointed Vice President-Finance and Corporate Secretary immediately following the sale of the Company’s assets in December 2008.  Prior to that, he served as the Company’s Chief Financial Officer since August 2006 and from June 2004 to August 2006, Mr. Figlewicz served as Corporate Controller and Principal Accounting Officer.    Mr. Figlewicz was a Controller with Ametek-National Controls Corp from July 2002 to June 2004.  From February 1997 to June 2002 Mr. Figlewicz served as Controller with Meridian Rail Products.   Since 2006, Mr. Figlewicz has been an active member of the American Electronics Association (Aea) CFO club and the RSM McGladrey CFO club.  Mr. Figlewicz received his bachelor's degree in finance from Illinois State University and received his MBA from Keller Graduate School of Management.

MICHAEL D. PRUITT, 52, has been a director of the Company since December 2008.  Since April 2005, Mr. Pruitt has been Chairman and Chief Executive Officer of Chanticleer Holdings (OTCBB:CCLR). In 1998 Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments. Mr. Pruitt also formed Avenel Ventures, an innovative technology investment and business development company in 2000. Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold. He was the CEO and President of RCG Companies, Inc. (later changed to One Travel), a publicly traded holding company listed on the AMEX. Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business and the Athletic Committee of the Board of Trustees. He also sits on the Board of SYZYGY Entertainment, Ltd. (OTCBB:SYZG) and Chanticleer Holdings, Inc. (OTCBB:CEEH).

BRUCE K. NELSON, 54, has been a director of the Company since 2005.  Mr. Nelson serves as Chief Financial Officer of Global Clean Energy Holdings.  Prior to joining Global Clean, Mr. Nelson served as Chief Financial Officer of US Modular, a memory and storage company.  Prior to joining US Modular, Mr. Nelson served as Chief Financial Officer of  netGuru, Inc., a provider of engineering software and IT solutions for more than 19,000 clients worldwide from 2002 to 2007.  Prior to joining netGuru, Mr. Nelson served as Chief Operating Officer of Irvine-based Millennium Information Technologies, Inc. from 1997 to 2002. Mr. Nelson holds a B.S. in Finance from University of Southern California and an MBA from Bryant College in Smithfield, Rhode Island.

SADE PANAHI, 50, has been a director of the Company since December 2008.  Mr. Panahi has experience in the alternative energy sector.  Mr. Panahi runs Panahi Investments, a boutique investment firm which provides research on land that may be deployed in the alternative energy sector with a primary focus on wind and solar power.  He was formerly a Director at Mariposa Properties, Inc., a company that along with its affiliates acquire land to be used by energy companies for wind or solar development.

No family relationships exist between any director and executive officer of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all of its executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Audit Committee and Financial Expert

Bruce Nelson and Mike Pruitt serve as members of the Audit Committee. These individuals are all independent directors as defined by Section 10A(m) of the Exchange Act of 1934 and the rules promulgated thereunder, and Mr. Nelson qualifies as a financial expert pursuant to Item 401 of Regulation S-K. The board also appointed Mr. Nelson as Chairman of the Audit Committee.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, and other persons performing similar functions.  A copy of our Code of Ethics is attached hereto as Exhibit 14.  Shareholders may also request a written copy of the Code of Ethics.

Item 11.  Executive Compensation
The following table shows the compensation paid by the Company to the individual(s) who served as the Company’s Chief Executive Officer in 2008 and its three other most highly compensated officers during 2008.  No other executive officer of the Company had a total annual salary and bonus for 2008 that exceeded $100,000.

	SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)
Jim Mayer	2008	$43,750	$0	$0	$0
(Former Interim CEO)(2)	2007	$150,000	$0	$0	$0

Joseph A. Turek	2008	$135,000	$0	$0	$0
(Former Chairman and CEO (3)	2007	$135,000	$0	$0	$0

Robert Duke	2008	$150,000	$0	$0	$0
(Former President-Sales)	2007	$150,000	$0	$0	$0

Jeff Figlewicz	2008	$120,000	$0	$0	$4,379
(Vice President-Finance)(5)	2007	$120,000	$0	$0	$0
Anthony Cataldo (CEO)	2008	$0	$0	$0	$24,894

	SUMMARY COMPENSATION TABLE (continued)

Name and Principal Position	Year	Nonequity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jim Mayer	2008	$0	$0	$61,000	$104,750
(Former Interim CEO)(2)	2007	$0	$0	$0	$150,000

Joseph A. Turek	2008	$0	$0	$0	$135,000
(Former Chairman and CEO)(3)	2007	$0	$0	$0	$135,000

Robert Duke	2008	$0	$0	$0	$150,000
(Former President-Sales)(4)	2007	$0	$0	$0	$150,000
Jeff Figlewicz	2008	$0	$0	$60,000	$184,379
(Vice President-Finance)(5)	2007	$0	$0	$0	$120,000
Anthony Cataldo (CEO)	2008	$0	$0	$2,000	$26,894

(1)
On December 31, 2008,  Messrs. Cataldo and Figlewicz were granted options to purchase 511,719 and 102,344 shares of common stock, respectively, at an exercise price of $0.05 per share.  The options were valued using the Black-Scholes pricing model under the following assumptions: three year life, volatility of 166.52%, discount rate of 2.25%, and no dividend yield.

(2)	Named Chief Executive Officer on July 28, 2004. Prior to such date, he was a consultant to the Company. Resigned on April 14, 2008 and was retained as Consultant to the Company until August 15, 2008.
(3)	Also served in the capacity of Chief Executive Officer through July 28, 2004 and as Chief Operating Officer through April 14, 2008. Resigned on December 30, 2008.

(4)	Resigned on December 30, 2008.

(5)
Appointed Chief Financial Officer on August 26, 2006.  He was hired on June 5, 2004 as Corporate Controller and Principal Accounting Officer.  Resigned on June 13, 2008, and retained as Acting Chief Financial Officer on same date.  Earned six month separation payment paid between June 13 and December 13, 2008.  Appointed Vice President-Finance and Corporate Secretary on December 31, 2008.

(6)	Appointed Director on September 6, 2008 and Chairman on November 19, 2008. Was appointed additionally as Chief Executive Officer on December 31, 2008.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

The following table presents the outstanding equity awards held as of December 31, 2008 by each named executive officer.  All such awards were stock options.

	Number of Securities Underlying Unexercised Options
Name	Exercisable		Unexercisable		Option Exercise Price	Option Expiration Date
Anthony Cataldo	0		511,719	(1)	$0.05	12/31/2012

Joseph A. Turek	50,000	(2)	0		$2.72	2/3/2011

Jeff Figlewicz	18,750	(3)	0		$2.72	2/3/2011
	6,250	(4)	0		$4.72	7/2/2009
	0		102,344	(1)	$0.05	12/31/2012

The vesting dates of the foregoing options are as follows: (1) December 31, 2009 (2) June 3, 2006 (3) June 6, 2006 (4) July 23, 2006.

Employment Agreements

None as of December 31, 2008.

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

In March 2008, the Board suspended payment of the quarterly retainer for service to the Board, but continued payments for Chairs of the Audit and Compensation Committees, as well as payments for participating in Board meetings.

On December 30, 2008, Messrs. Castagna and Norem resigned from the Board immediately following shareholder approval of the sale of the Company’s assets.  On December 31, 2008, Messrs. Pruitt and Panahi were appointed to fill the vacancies created by the resignations of Messrs. Castagna and Norem.  Additionally, the Board approved a revised Board Compensation plan beginning January 1, 2009, whereby the Chairs of the Audit, Compensation, and Nominating Committees would be paid a monthly retainer of $2,500.  In addition, the Board would be paid $2,500 per month per member, for attending a minimum of one board meeting per month.  Mr. Nelson will remain as Chairman of the Audit Committee.  Mr. Panahi was appointed as Chairman of the Compensation Committee.  Mr. Pruitt was appointed as Chairman of the Nominating Committee.

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a non-employee director during the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash	Option Awards ($) (1)	Non-equity Incentive Plan Compensation	All Other Compensation	Total
Bruce K. Nelson	$44,500	$6,568	$0	$0	$51,068
Michael D. Pruitt (3)	$0	$4,379	$0	$0	$4,379
Sade Panahi (3)	$0	$4,379	$0	$0	$4,379
Gary L. Castagna (2)	$23,750	$0	$0	$0	$23,750
Glenn A. Norem (2)	$30,500	$0	$0	$0	$30,750
(1)
On December 31, 2008, each non-employee director was entitled to receive additional Common Stock grants from time to time during the calendar year 2009 to assure that each non-employee director has the right to maintain beneficial ownership of the Company’s Common Stock in the equivalent percentage of the fully diluted shares of the Company’s Common Stock.  These percentages were as follows; Mr. Nelson 3%; Messrs. Pruitt and Panahi 2% respectively.  The price of the shares is based on the closing price of the Company’s stock on December 31, 2008, which was $0.05 per share.  The Company will issue additional shares to each non-employee director within ten days of the end of a fiscal quarter.  As of December 31, 2008, the Company had 5,117,185 fully diluted shares.  Grants are subject to shareholder approval at next annual meeting.  The grants issued on December 31, 2008 were as follows: Mr. Nelson 153,516 shares; Messrs. Pruitt and Panahi 102,344 shares respectively.  The options were valued using the Black-Scholes pricing model under the following assumptions: three year life, volatility of 166.5%, discount rate of 2.25%, and no dividend yield.

(2)	On December 30, 2008, Messrs. Castagna and Norem resigned as Directors of the Company.
(3)	On December 31, 2008, the Company appointed Messrs. Pruitt and Panahi to fill the vacancies created by the resignation of Messrs. Castagna and Norem.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of December 31, 2008 by (1) each person known to the Company to beneficially own 5% or more of the Company’s common stock, (2) each of the Directors and each executive officer, and (3) all executive officers and directors of the Company as a group.  The number of shares of common stock shown as owned below assumes the exercise of all currently exercisable options held by the applicable person or group, and the percentage shown assumes the exercise of such options and assumes that no options held by others are exercised.  Unless otherwise indicated below, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their respective names.  For purposes of the following table, each person’s “beneficial ownership” of the Company’s common stock has been determined in accordance with the rules of the Commission.

Name of Beneficial Holder	Number of Shares Beneficially Held	Percentage of Shares Beneficially Owned (8)

M.A.G. Capital, LLC (1)(12)	99,073	5.46%
M-Wave International, LLC (4)	543,179	29.96%
Gary L. Castagna (2)	55,536	3.06%
Anthony Cataldo (3)(11)	511,179	28.19%

Bruce Nelson (5) (11)	208,052	11.47%
Glenn Norem (6)	48,286	2.66%
Jeff Figlewicz (7)(11)	127,344	7.02%
Michael Pruitt (8) (11)	102,344	5.64%
Sade Panahi (8) (11)	102,344	5.64%
All Directors and executive officers as a group (six persons) (9)	1,099,549	60.64%

(1)	The following table depicts the total number of shares that M.A.G. Capital, LLC beneficially owns on behalf of itself and its affiliated fund, Mercator Momentum Fund, LP. Mercator Momentum Fund III, LP was dissolved on August 11, 2008 and its holdings were distributed to 31 limited partners. Monarch Pointe Fund, Ltd. was liquidated on May 19, 2008. David F. Firestone is the managing member of M.A.G. Capital LLC, and as such he has beneficial ownership of shares owned by M.A.G. Capital LLC and its managed investment fund, Mercator Momentum Fund, LP.

Name	Number of Shares of common stock Currently Held	Number of Shares to be Received Upon Conversion of Series A Preferred Stock (*)	Number of Shares to be Received Upon Conversion of Series B Preferred Stock (*)	Number of Shares to be Received Upon Exercise of Warrants (*)	Number of Shares of common stock Beneficially Owned (*)
M.A.G. Capital, LLC	39,464	0	0	0	39,464
Mercator Momentum Fund, LP	59,609	137,117	224,684	195,000	616,410

(*)Each share of Series A Preferred Stock and Series B Preferred Stock may be converted by the holder into that number of shares of common stock as is determined by dividing 100 by $3.92 and $3.16, respectively.  The documentation governing the terms of the Series A Preferred Stock, the Series B Preferred Stock and the warrants contains provisions prohibiting any conversion of the Series A Preferred Stock or the Series B Preferred Stock or exercise of the warrants that would result in M.A.G. Capital, LLC and  Mercator Momentum Fund, LP, and their affiliates, collectively beneficially owning more than 9.99% of the outstanding shares of our common stock as determined under Rule 13d-3 of the Securities Exchange Act of 1934.  As a result of these provisions, none of such warrants or preferred stock are currently exercisable.  However, for purposes of clarity, the table above shows the conversion and exercise figures in the columns with an asterisk as if there were no 19.99% limitation in place.

(2)
Includes 55,536 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of December 31, 2008.  Mr. Castagna resigned on December 30, 2008.

(3)
Includes 1,250 shares owned, 62,500 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of March 31, 2008, and 36,000 shares upon the exercise of immediately exercisable warrants, or warrants exercisable within 60 days of March 31, 2008.

(4)
Includes 344,750 shares owned by Joseph A. Turek, former CEO, individually; 148,429 shares owned by M-Wave International, LLC, which Mr. Turek is an equal owner with Mr. Robert Duke, formerly President-Sales; and 50,000 options held by Mr. Turek individually.

(5)
Includes 54,536 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of December 31, 2008 and 153,516 shares that may be acquired upon the exercise of options exercisable after December 31, 2009.

(6)	Includes 48,286 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of December 31, 2008. Mr. Norem resigned on December 30, 2008.

(7)
Includes 25,000 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of December 31, 2008 and 102,344 shares that may be acquired upon the exercise of options exercisable after December 31, 2009.

(8)	Includes 102,344 shares that may be acquired upon the exercise of options exercisable after December 31, 2009.

(9)	Includes 297,081 shares that may be acquired upon the exercise of immediately exercisable options, or options exercisable within 60 days of March 31, 2008.

(10)	Based on 1,813,150 shares outstanding on December 31, 2008.
(11)	c/o Green St. Energy, Inc., 123 Green St., Tehachapi, California 93561.

(12)	555 South Flower Street, Suite 4500, Los Angeles, California 90071.

Item 13.  Certain Relationships and Related Transactions

None

Item 14. Principal Accounting Fees and Services

During the years 2008 and 2007 we retained McGladrey and Pullen, LLP and RSM McGladrey to provide services in the following categories and paid the following approximate amounts.

	2008	2007
Audit fees	$93,000	$184,000
Audit–related fees	1,000	54,000
Tax fees	8,000	12,000
All other	0	0
Total fees	$102,000	$250,000

Audit fees are those fees for professional services rendered in connection with the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K and the review of our quarterly consolidated financial statements included in our Quarterly Reports on Form 10-Q.

Audit-related fees consist primarily of services rendered in connection with consultations on financial accounting and reporting standards, SEC registration statements, and assistance with SEC staff comments.

Tax fees are primarily for preparation of tax returns, assistance with tax audits and appeals, advice on acquisitions and technical assistance.

All of the non-audit services disclosed above for 2008 and 2007 were pre-approved by the Audit Committee in accordance with the procedures described below.  The Audit Committee considered whether the non-audit consulting services provided by the auditors' firm could impair the auditors' independence and concluded that such services have not impaired the auditors' independence.

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

Part IV

Item 15. Exhibits

	Exhibit Index
Exhibit
No.	Description	Location

3.1	Amendment to Certificate of Incorporation changing company name to Green St. Energy, Inc. filed with the Delaware Secretary of State January 16, 2009	1

10.1	Asset Purchase Agreement, dated September 9, 2008, by and among M-Wave, Inc., M-Wave International, LLC, Joseph Turek, and Robert Duke	2

10.2	Real Estate Purchase Contract (Unimproved Property) by and between the Company and Nacelle Corporation dated January 14, 2009	3

10.3	Form of Exclusive Option to Purchase Unimproved Land	4

10.4	Form of 5% three (3) year Convertible Debenture Issued by the Company to the Nacelle Corporation	4

14	Code of Ethics	5

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of the CEO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

31.2	Certification of the CFO Pursuant to Sections 302 of the Sarbanes-Oxley Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

(1)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed January 22, 2009

(2)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed September 12, 2008

(3)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed January 20, 2009

(4)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 8-K filed February 19, 2009

(5)	Incorporated herein by reference to the applicable exhibit to the Registrant's form 10-KSB filed March 31, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green St. Energy, Inc.

By: /s/ Anthony Cataldo
Anthony Cataldo
Chairman and Chief Executive Officer
March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Cataldo
Anthony Cataldo
Chairman and Chief Executive Officer (Principal Executive Officer)
March 31, 2009

/s/ Bruce Nelson	/s/Sade Panahi
Bruce Nelson	Sade Panahi
Director	Director
March 31, 2009	March 31, 2009

/s/ Jeff Figlewicz	/s/ Mike Pruitt
Jeff Figlewicz	Mike Pruitt
Vice President-Finance and Secretary (Principal Financial Officer)	Director
March 31, 2009	March 31, 2009