Form 10-Q
period 2009-03-31
Green St. Energy, Inc.
filed 2009-06-15
CIK 883842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended: MARCH 31, 2009

                         Commission File Number: 0-19944

                             GREEN ST. ENERGY, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              36-3809819
           --------                                              ----------
   (State or Jurisdiction of                                (IRS Employer ID No)
Incorporation or Organization)

                   123 GREEN ST., TEHACHAPI, CALIFORNIA 93561
               (Address of principal executive office) (zip code)

                                 (310) 556-9688
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [_] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X].

The number of shares outstanding of registrant's common stock, par value $0.005 per share, as of June 1, 2009, was 6,813,150 shares.

                      GREEN ST. ENERGY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---

Part I            Financial Information

      Item 1:     Condensed Consolidated Financial Statements
                  Balance Sheets as of March 31, 2009 and December 31, 2008 3 Statements of Operations - For the Three Months Ended
                  March 31, 2009 and 2008                                      4
                  Statements of Stockholders' Equity For the Three Months
                  Ended March 31, 2009                                         5
                  Statements of Cash Flows - For the Three Months Ended
                  March 31, 2009 and 2008                                      6
                  Notes to Financial Statements                                7
      Item 2:     Management's  Discussion and Analysis of Financial
                  Condition and Results of Operations                         17
      Item 3:     Quantitative and Qualitative Disclosure about Market Risk   18
      Item 4:     Controls and Procedures                                     18

Part II           Other Information

      Item 2:     Unregistered Sales of Equity Securities and Use
                  of Proceeds                                                 19
      Item 6:     Exhibits                                                    19

PART I  FINANCIAL INFORMATION


                      GREEN ST. ENERGY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

                                                                             2009            2008
                                                                             ----            ----
                                ASSETS
Current assets:
  Cash and cash equivalents                                              $          3    $    456,000
  Prepaid expenses                                                             42,000          25,300
                                                                         ------------    ------------
     Total current assets                                                      42,003         481,300
Land                                                                          250,000              --
Land option                                                                16,250,462              --
Deferred financing costs                                                      116,818              --
                                                                         ------------    ------------
          Total assets                                                   $ 16,659,283    $    481,300
                                                                         ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $    493,586    $    284,144
  Accrued expenses                                                            191,017          98,886
                                                                         ------------    ------------
     Total current liabilities                                                684,603         383,030
Convertible debenture                                                      12,637,470              --
                                                                         ------------    ------------
     Total liabilities                                                     13,322,073         383,030
                                                                         ------------    ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $100 par value:
     Series A authorized 30,000 shares; issued and outstanding 12,500
          shares at March 31, 2009 and December 31, 2008, respectively        656,800         656,800
     Series B authorized 70,000 shares; issued and outstanding 69,648
          shares at March 31, 2009 and December 31, 2008, respectively      6,842,797       6,842,797
  Common stock: $.005 par value; authorized 200,000,000
    shares; 7,247,104 and 2,247,104 shares issued and
    6,813,150 and 1,813,150 shares outstanding
    at March 31, 2009 and December 31, 2008, respectively                      36,236          11,236
  Additional paid-in capital                                               18,421,756      14,514,556
  Accumulated deficit                                                     (19,641,949)    (19,641,949)
  Deficit accumulated during the development stage                           (693,260)             --
  Treasury stock, at cost, 433,954 shares in 2009 and 2008                 (2,285,170)     (2,285,170)
                                                                         ------------    ------------
     Total stockholders' equity                                             3,337,210          98,270
                                                                         ------------    ------------
          Total liabilities and stockholders' equity                     $ 16,659,283    $    481,300
                                                                         ============    ============

See accompanying notes to condensed consolidated financial statements.

                      GREEN ST. ENERGY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FROM INCEPTION (JANUARY 1, 2009)
                     OF DEVELOPMENT STAGE TO MARCH 31, 2009
                                   (UNAUDITED)

                                                                                          DEVELOPMENT
                                                                                             STAGE
                                                                                           INCEPTION
                                                                                          (JANUARY 1,
                                                                                          2009) UNTIL
                                                                                           MARCH 31,
                                                              2009            2008           2009
                                                              ----            ----           ----
Costs and expenses
  General and administrative expense                      $    276,220           $  --   $    276,220
  Stock option and warrant expense                              74,639              --         74,639
                                                          ------------    ------------   ------------
     Total costs and expenses                                  350,859              --        350,859
                                                          ------------    ------------   ------------
          Net loss from operations                            (350,859)             --       (350,859)
                                                          ------------    ------------   ------------
Other income (expense):
     Interest expense                                         (342,401)             --       (342,401)
                                                          ------------    ------------   ------------
          Other income (expense)                              (342,401)             --       (342,401)
                                                          ------------    ------------   ------------
Net loss before income taxes from continunig operations       (693,260)             --       (693,260)
     Provision for income taxes                                     --              --             --
                                                          ------------    ------------   ------------
          Net loss from continuing operations                 (693,260)             --       (693,260)
     Loss from discontinued operations                        (120,881)
                                                          ------------    ------------   ------------
          Net loss                                            (693,260)       (120,881)      (693,260)
     Preferred dividends                                      (264,082)
                                                          ------------    ------------   ------------
          Net loss attributable to common shareholders    $   (693,260)   $   (384,963)  $   (693,260)
                                                          ============    ============   ============
NET LOSS PER SHARE, BASIC AND DILUTED
  CONTINUING OPERATIONS                                   $      (0.18)   $         --   $      (0.18)
  DISCONTINUED OPERATIONS                                           --           (0.21)            --
                                                          ------------    ------------   ------------
                                                          $      (0.18)   $      (0.21)  $      (0.18)
                                                          ============    ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                          3,935,372       1,813,150      3,935,372
                                                          ============    ============   ============

See accompanying notes to condensed consolidated financial statements.

                      GREEN ST. ENERGY, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders' Equity
                        Three Months ended March 31, 2009

                                                                                               Deficit
                                                                                              Accumulated
                                                                   Additional                 During the
                                  Preferred Stock       Common      Paid-in     Accumulated   Development    Treasury
                                Series A   Series B      Stock      Capital       Deficit        Stage         Stock        Total
                                --------   --------      -----      -------       -------        -----         -----        -----
Balance, December 31, 2008      $656,800  $6,842,797  $   11,236  $14,514,556  $(19,641,949)  $       --   $(2,285,170)  $   98,270
Common stock issued to acquire
  land                                                     5,000      245,000                                               250,000
Common stock issued in exchange       --          --          --           --            --           --            --           --
  for convertible debenture                               20,000    2,186,800                                             2,206,800
Beneficial conversion feature of
  convertible debenture               --          --          --    1,400,761            --           --            --    1,400,761
Common stock options and warrants     --          --          --       74,639            --           --            --       74,639
Net loss                              --          --          --           --            --     (693,260)           --     (693,260)
                                --------  ----------  ----------  -----------  ------------   ----------   -----------   ----------
Balance, March 31, 2009         $656,800  $6,842,797  $   36,236  $18,421,756  $(19,641,949)  $ (693,260)  $(2,285,170)  $3,337,210
                                ========  ==========  ==========  ===========  ============   ==========   ===========   ==========

See accompanying notes to consolidated financial statements.

                      GREEN ST. ENERGY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FROM INCEPTION (JANUARY 1, 2009)
                     OF DEVELOPMENT STAGE TO MARCH 31, 2009
                                   (UNAUDITED)

                                                                                             DEVELOPMENT
                                                                                                STAGE
                                                                                              INCEPTION
                                                                                             (JANUARY 1,
                                                                                             2009) UNTIL
                                                                                               MARCH 31,
                                                                 2009            2008            2009
                                                                 ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $   (693,260)   $   (120,881)   $   (693,260)
  Loss from discontinued operations                                    --        (120,881)             --
                                                             ------------    ------------    ------------
     Less loss from continuing operations                        (693,260)             --        (693,260)
     Adjustment to reconcile net loss to net cash used
         in operating activities:
       Interest accretion of beneficial conversion feature        245,031              --         245,031
       Non-cash common stock options and
          warrants expense                                         74,639              --          74,639
       Amortization of deferred financing cost                      5,239              --           5,239
       Change in other assets and liabilities:
         Prepaid expenses                                         (16,700)             --         (16,700)
         Deferred financing costs                                (122,057)                       (122,057)
         Accounts payable                                         209,442              --         209,442
         Accrued expenses                                          92,131              --          92,131
                                                             ------------    ------------    ------------
            Net cash used in continuing operations               (205,535)             --        (205,535)
               Net cash used in discontinued operations                --        (436,524)             --
                                                             ------------    ------------    ------------
            Net cash used in operating activities                (205,535)       (436,524)       (205,535)
                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in land                                             (250,462)             --        (250,462)
                                                             ------------    ------------    ------------
            Net cash provided by investing activities            (250,462)             --        (250,462)
                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
                                                             ------------    ------------    ------------
            Net cash provided by financing activities                  --              --              --
                                                             ------------    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (455,997)       (436,524)       (455,997)
CASH AND CASH EQUIVALENTS, beginning of period                    456,000       1,081,019         456,000
                                                             ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                     $          3    $    644,495    $          3
                                                             ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
  Interest                                                   $         --    $         --    $         --
  Income taxes                                                         --              --              --

Noncash investing and financing activities:
  Accrued divedends on preferred stock                                 --         264,082              --
  Land acquired for common stock                                  250,000              --         250,000
  Land option acquired for convertible debenture               16,000,000              --      16,000,000
  Convertible debenture converted to common stock               2,206,800              --       2,206,800

See accompanying notes to condensed consolidated financial statements.

                      GREEN ST. ENERGY, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: GENERAL ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of Green St. Energy, Inc. (formerly M-Wave, Inc.) ("Green St." or the "Company"), a Delaware corporation formed on January 31, 1992. Green St. changed its name from M-Wave, Inc. on January 16, 2009.

Until December 30, 2008, the Company provided supply chain services and sourced printed circuit boards, custom electronic components, extrusions assemblies and non-electronic products from Southeast Asia. The parts and components sourced were utilized in a wide range of commercial and industrial electronics, and other consumer products. On December 30, 2008, the Company sold substantially all of its assets and became a public shell on that date. On January 13, 2009, the Company changed its name to Green St. Energy, Inc. with the intent to enter into the alternative energy business.

The Company became a development stage enterprise within the meaning of Statement of Financial Accounting Standards ("FAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" on December 30, 2008. Accordingly, the costs associated with the development stage activities discussed below, have an inception date of January 1, 2009. Prior costs relating to the supply chain service business discussed above have been transferred to accumulated deficit.

UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS BASIS OF PRESENTATION

The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to make the financial statements not misleading.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2008, which is included in the Company's Form 10-K for the year ended December 31, 2008. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

                                  GOING CONCERN

As discussed above, the Company is in process of entering the alternative energy segment, focusing primarily on wind energy. In this regard, the Company has obtained land, has had prepared a feasibility study and has commenced raising funds and completing its business plan. The Company will require substantial funding to meet its goal of developing a wind energy farm. It is the Company's intention to raise capital through private placement of its common stock and through debt financing to meet the capital requirements of its business plan. The Company has no current revenues and expects it will require a substantial amount of time to develop its infrastructure and begin selling energy.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

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

Fair value of financial instruments - The Company has issued preferred stock with embedded conversion features and warrants to purchase common stock in connection with debt and equity raises. The Company has followed the accounting guidance of FAS 133, FAS 150, EITF 00-19, ASR 268, EITF Abstract Topic D-98 and related interpretations to determine whether these financial instruments should be accounted for as a liability or equity. If the Company determines that a financial instrument is to be recorded as a liability, the Company accounts for that liability at fair value. The liability is marked to market each reporting period with the resulting gains or losses shown on the consolidated statements of operations as a decrease or increase to interest expense. At March 31, 2009 and December 31, 2008, all of these financial instruments are classified as equity.

The Company adopted FAS No. 157, "Fair Value Measurements", effective January 1, 2008. FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In accordance with FSP No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), for all other non-financial assets and liabilities, FAS No. 157 is effective for fiscal years beginning after November 15, 2008. In October 2008, the Financial Accounting Standards Board ("FASB") issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3), that clarifies the application of FAS No. 157 for financial assets in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

On January 1, 2009, in accordance with FSP 157-2, we adopted the provisions of FAS No. 157 on a prospective basis for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. FAS No. 157 requires that we determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established in FAS No. 157 and describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 inputs which include quoted prices in active markets for identical assets or liabilities;

Level 2 inputs which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

Level 3 inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The adoption of FAS No. 157 for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis had no effect on our consolidated net income for the three months ended March 31, 2009. See
Note 6.

FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities", was effective for the year ended December 31, 2008. FAS No. 159 allows the Company to make an election to adjust the carrying value of financial instruments not normally measured on a fair value basis to fair value. The Company elected to not adopt FAS No. 159.

The Company's financial instruments include cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities. The fair values of all financial instruments are not materially different from their carrying values.

Share-based payment - The Company follows the provisions of FAS No. 123(R) which requires it to recognize compensation expense for equity awards over the requisite service period based on their grant date fair values. Compensation expense is recognized using a straight-line method only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Estimated forfeitures are expected to be minor and not material to the financial statements.

Earnings per share - Potentially dilutive common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares, and the exercise of common stock options and warrants for all periods. When dilutive, dividends on preferred shares are added back to the numerator of net loss when calculating earnings per share. For all periods ended March 31, 2009 and 2008, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net losses for each period.

Income taxes - FAS No. 109, "Accounting for Income Taxes" (FAS 109), requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also provided for carry forwards for income tax purposes. In addition, the amount of any future tax benefit is reduced by a valuation allowance to the extent such benefits are not expected to be realized.

The Company follows the provisions of FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FAS t No. 109. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and Illinois state tax return. Commencing on January 1, 2009, the Company no longer has operations in Illinois and will no longer be required to file an Illinois state tax return. Open tax years for both jurisdictions are 2005 to 2008, which statutes expire in 2009 to 2011, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in selling, general and administrative expenses in the statements of operations. As of March 31, 2009, the Company has no liability for unrecognized tax benefits.

New Accounting Pronouncements - There are several new accounting pronouncements issued by the FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements ("FAS 157") , to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active , to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. We adopted FAS No. 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We adopted FAS No. 157 for nonfinancial items on January 1, 2009, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-3 and FSP 157-4.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("FAS 141(R)"). FAS 141(R) establishes principles and requirements for how a company
(a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. FAS 141(R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs and restructuring costs. FAS 141(R) was effective for fiscal years beginning on or after December 15, 2008 and is applied prospectively. The adoption of this Statement has not had a material impact on our financial position, results of operations, or cash flows during the first quarter of 2009.

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). FAS No. 160 addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent's owners and of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. FAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS No. 160 are applied prospectively. We adopted the presentation and disclosure requirements of FAS No. 160 on a retrospective basis in the first quarter of 2009.

In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). FAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this Statement requires us to present currently disclosed information in a tabular format and also expands our disclosures concerning where derivatives are reported on the balance sheet and where gains/losses are recognized in the results of operations. The Company has complied with the disclosure requirements of this Statement in the first quarter of 2009.

In April 2008, the FASB issued FASB FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 removed the requirement of FAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") , for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under FAS No. 142 and the period of expected cash flows used to measure fair value of such assets under FAS No. 141(R) . FSP FAS 142-3 is being applied prospectively beginning January 1, 2009. The adoption of this Statement has not had a material impact on our financial position, results of operations, or cash flows during the first quarter 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". This FSP amends FAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company will comply with the additional disclosure requirements beginning in the second quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 ("SAB 111"), which amends SAB Topic 5-M. SAB 111 notes that FSP No. 115-2 and FAS No. 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff's views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies", to address some of the application issues under FAS No. 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can't be determined, the FSP requires using the guidance under FAS No. 5, "Accounting for Contingencies", and FIN No. 14, "Reasonable Estimation of the Amount of a Loss". This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the first quarter of 2009.

NOTE 3: DISCONTINUED OPERATIONS

On December 30, 2008, the shareholders of the Company approved the sale of substantially all of its assets to M-Wave International, L.L.C., an Illinois limited liability company controlled by Joseph A. Turek, the Company's former Chief Executive Officer and Robert Duke, the Company's former President, pursuant to the terms set forth in the Asset Purchase Agreement dated September 9, 2008 (the "Asset Purchase Agreement"). As consideration for the acquisition, the Company received net cash proceeds of $455,000 at closing, less cash retained by the purchaser of $216,919. The Company recognized a loss on the sale of these assets of $604,915. Upon completion of the sale of the Company's assets, it effectively became a public shell as of December 30, 2008. Results for the three months ended March 31, 2008, which are included in discontinued operations, are as follows:

                                                                     2008
                                                                     ----
Net sales                                                         $3,031,704
Cost of goods sold                                                 2,199,792
                                                                  ----------
  Gross profit                                                       831,912
Operating expenses                                                   952,793
                                                                  ----------
  Loss from discontinued operations                               $ (120,881)
                                                                  ==========

NOTE 4: LAND

On January 14, 2009, the Company entered into a Real Estate Purchase Contract with The Nacelle Corporation for the purchase of one hundred and sixty (160) acres of unimproved property near Tehachapi, California (the "Purchase Contract"). The terms of the Purchase Contract provide for a cash equivalent purchase price of $250,000 in the form of one million restricted shares of the Company's common stock, par value $0.005 based upon the closing price of $0.25 for the Company's common stock on January 12, 2009. The shares were issued on February 12, 2009.

NOTE 5: LAND OPTION AND CONVERTIBLE DEBENTURE

On February 12, 2009, the Company entered into an Exclusive Option to Purchase Unimproved Land with The Nacelle Corporation (the "Agreement"). Pursuant to the terms of the Agreement, the Company obtained a three year option to purchase 4,840 acres of unimproved property near Tehachapi, California (the "Property"). In consideration for the option to purchase the Property, the Company issued a three year $16 million convertible debenture with interest at 5% per annum (the "Debenture"). The Debenture is convertible into shares of the Company's common stock six months following its issuance at the fixed conversion price of $0.5517 (subject to customary adjustment for stock splits or other capital changes) subject to the limitation that the holder may not acquire in excess of 19.99% of the Company's outstanding common stock at any given time without prior shareholder approval. In addition to the Debenture the Company agreed to pay the land owner or its assignees the sum of approximately $260,000. In the event the Company exercises the option to acquire the Property and the appraised fair market value of the Property as of February 12, 2009 is less than the face value of the Debenture and cash consideration tendered under the Agreement, then in that event, provided the Debenture has not been converted by the Holder, the value of the Debenture will be adjusted to reflect the value of the Property as of February 12, 2009 less the cash consideration paid by the Company in connection with the Agreement. In the event the Company does not exercise the option, The Nacelle Corporation would retain the Debenture and any cash proceeds. Should the Company exercise the option the cash consideration and Debenture would be applied toward the purchase price of the Property. Pursuant to the approval of the Board of Directors, the Holder converted $2,206,800 of the Debenture into 4 million shares of the Company's common stock on February 23, 2009.

Upon issuance, the Company recorded a discount from beneficial conversion feature of $1,400,761 that is being amortized over the term of the debenture using the effective interest method. At March 31, 2009, the convertible debenture consisted of the following:

Original face amount                                               $ 16,000,000
Amount converted                                                     (2,206,800)
                                                                   ------------
  Current face amount                                                13,793,200
Intrinsic value of beneficial conversion feature                     (1,400,761)
Interest accretion                                                      245,031
                                                                   ------------
     Convertible debenture                                         $ 12,637,470
                                                                   ============
Accrued interest                                                   $     92,131
                                                                   ============

NOTE 6: FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

                                       Fair Value Measurements at Reporting Date Using
                                       -----------------------------------------------
                                         Quoted prices
                                           in active    Significant     Significant
                                          markets for      other       unobservable
                                           identical     observable        inputs
     Description         March 31, 2009    (Level 1)      (Level 2)      (Level 3)
     -----------         --------------    ---------      ---------      ---------
Assets:                   $         --   $         --   $         --   $         --
                          ------------   ------------   ------------   ------------
Total assets              $         --   $         --   $         --   $         --
                          ============   ============   ============   ============
Liabilities:
  Convertible debenture   $ 12,637,470   $         --   $ 12,637,470   $         --
                          ------------   ------------   ------------   ------------
Total liabilities         $ 12,637,470   $         --   $ 12,637,470   $         --
                          ============   ============   ============   ============

NOTE 7: COMMITMENTS AND CONTINGENCIES

None.

NOTE 8: SUBSEQUENT EVENTS

On May 1, 2009, the Company completed a $300,000 loan with interest at 10%. The loan is collateralized by a portion of the Company's land and is due on May 1, 2010.

The Company is in the document preparation stage for an additional loan of $1,100,000 which will also be collateralized by its real estate.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. Management's discussion and analysis should be read in conjunction with our financial statements and the notes herein.

GOING CONCERN

The Company is in process of entering the alternative energy segment, focusing primarily on wind energy. In this regard, the Company has obtained land, has had prepared a feasibility study and has commenced raising funds and completing its business plan. The Company will require substantial funding to meet its goal of developing a wind energy farm. It is the Company's intention to raise capital through private placement of its common stock and through debt financing to meet the capital requirements of its business plan. The Company has no current revenues and expects it will require a substantial amount of time to develop its infrastructure and begin selling energy.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

The Company is in the initial stages of acquiring unimproved property near Tehachapi, California to be used for generating distribution and sale of wind energy. The Company has acquired certain properties in exchange for its common stock, cash and debt and intends to make private placements of its common stock to raise capital to be used in implementing its business plan.

In 2008, the Company was operating in a different business which was discontinued at the end of 2008.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We plan to raise capital and acquire properties to be used to implement our business plan of developing a generating distribution and sale of wind energy business. Due to the longer term nature of this business plan, we do not expect to receive revenues during the next 12 months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2009. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company's current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including insuring that such information is accumulated and communicated to the Company's management, including the CEO, as appropriate, to allow timely decisions regarding required disclosure. As a result of a change in business, the Company was delayed in completing the necessary information to make a timely filing for its report as of March 31, 2009.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company's former CFO left the Company during the first quarter and has not yet been replaced.

PART II: OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, the Company issued 1,000,000 shares of its common stock valued at $250,000 to acquire 160 acres of unimproved land and issued 4,000,000 shares of its common stock in exchange for conversion of $2,206,800 of its convertible debenture.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 6: EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 31        Certifications pursuant to 18 U.S.C. Section 1350
                  Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32        Certifications pursuant to 18 U.S.C. Section 1350
                  Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GREEN ST. ENERGY, INC.

Date: June 12, 2009                       By: /s/ Anthony Cataldo
                                              ---------------------------
                                              Chief Executive Officer and
                                              Interim Financial Officer