Form 10-Q
period 2009-06-30
Green St. Energy, Inc.
filed 2009-08-19
CIK 883842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                        For Quarter Ended: JUNE 30, 2009


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

 Large accelerated filer [   ] Accelerated filer [   ]
 Non-accelerated filer   [   ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X].

The number of shares outstanding of registrant's common stock, par value $0.005 per share, as of August 1, 2009, was 7,174,157 shares.

                      GREEN ST. ENERGY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                            Page
                                                                             NO.

Part I            Financial Information

      Item 1:     Condensed Consolidated Financial Statements (Unaudited)

                  Balance Sheets as of June 30, 2009 (Unaudited) and
                  December 31, 2008                                            3
                  Statements of Operations  (Unaudited) -
                  For the Three Months Ended June 30, 2009 and 2008            4
                  Statements  of  Operations  (Unaudited) -
                  For the Six Months Ended June 30, 2009 and 2008              5
                  Statements of Stockholders'  Equity  (Unaudited) -
                  For the Six Months Ended June 30, 2009                       6
                  Statements  of Cash Flows  (Unaudited)  -
                  For the Six Months Ended June 30, 2009 and 2008              7
                  Notes to Financial Statements (Unaudited)                    9
      Item 2:     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               17
      Item 3:     Quantitative and Qualitative Disclosure about
                  Market Risk                                                 18
      Item 4:     Controls and Procedures                                     18

Part II           Other Information

      Item 6:     Exhibits                                                    19

PART I  FINANCIAL INFORMATION


GREEN ST. ENERGY, INC. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
June 30, 2009 (Unaudited) and December 31, 2008


                                                                            2009             2008
                                                                        ------------    ------------
                                Assets
Current assets:
  Cash and cash equivalents                                             $       --      $    456,000
  Prepaid expenses                                                            18,000          25,300
                                                                        ------------    ------------
     Total current assets                                                     18,000         481,300
Land                                                                         250,000            --
Land option                                                               16,250,462            --
Deferred financing costs                                                     139,174            --
                                                                        ------------    ------------
          Total assets                                                  $ 16,657,636    $    481,300
                                                                        ============    ============

                 Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                      $    485,820    $    284,144
  Accrued expenses                                                           531,057          98,886
  Advance from shareholder                                                    20,320            --
  Cash overdraft                                                                 159            --
  Note payable                                                               300,000            --
                                                                        ------------    ------------
     Total current liabilities                                             1,337,356         383,030
Convertible debenture                                                     12,737,824            --
                                                                        ------------    ------------
     Total liabilities                                                    14,075,180         383,030
                                                                        ------------    ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $100 par value:
     Series A authorized 30,000 shares; issued and outstanding 12,500
          shares at June 30, 2009 and December 31, 2008, respectively        656,800         656,800
     Series B authorized 70,000 shares; issued and outstanding 69,648
          shares at June 30, 2009 and December 31, 2008, respectively      6,842,797       6,842,797
  Common stock: $0.005 par value; authorized 200,000,000
    shares; 7,608,111 and 2,247,104 shares issued and
    7,174,157 and 1,813,150 shares outstanding
    at June 30, 2009 and December 31, 2008, respectively                      38,041          11,236
  Additional paid-in capital                                              18,434,550      14,514,556
  Accumulated deficit                                                    (19,641,949)    (19,641,949)
  Deficit accumulated during the development stage                        (1,462,613)           --
  Treasury stock, at cost, 433,954 shares in 2009 and 2008                (2,285,170)     (2,285,170)
                                                                        ------------    ------------
     Total stockholders' equity                                            2,582,456          98,270
                                                                        ------------    ------------
          Total liabilities and stockholders' equity                    $ 16,657,636    $    481,300
                                                                        ============    ============

See accompanying notes to condensed consolidated financial statements.


GREEN ST. ENERGY, INC. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2009 and 2008
(Unaudited)


                                                              2009          2008
                                                          -----------    -----------
Costs and expenses
  General and administrative expense                      $   457,091    $      --
  Stock option and warrant expense                             14,599           --
                                                          -----------    -----------
     Total costs and expenses                                 471,690           --
                                                          -----------    -----------
          Net loss from operations                           (471,690)          --
                                                          -----------    -----------
Other income (expense):
     Interest expense                                        (297,663)          --
                                                          -----------    -----------
          Other income (expense)                             (297,663)          --
                                                          -----------    -----------
Net loss before income taxes from continunig operations      (769,353)          --
     Provision for income taxes                                  --             --
                                                          -----------    -----------
          Net loss from continuing operations                (769,353)          --
     Loss from discontinued operations                           --         (200,871)
                                                          -----------    -----------
          Net loss                                           (769,353)      (200,871)
     Preferred dividends                                         --         (264,082)
                                                          -----------    -----------
          Net loss attributable to common shareholders    $  (769,353)   $  (464,953)
                                                          ===========    ===========
Net loss per share, basic and diluted
  Continuing operations                                   $     (0.11)   $      --
  Discontinued operations                                        --            (0.26)
                                                          -----------    -----------
                                                          $     (0.11)   $     (0.26)
                                                          ===========    ===========
Weighted average shares outstanding,
  basic and diluted                                         6,813,150      1,813,150
                                                          ===========    ===========

See accompanying notes to condensed consolidated financial statements.


GREEN ST. ENERGY, INC. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
Six Months Ended June 30, 2009 and 2008 and from inception (January 1, 2009)
of Development Stage to June 30, 2009
(Unaudited)
                                                                                          Development
                                                                                             Stage
                                                                                           Inception
                                                                                          (January 1,
                                                                                          2009) until
                                                                                            June 30,
                                                               2009           2008            2009
                                                          ------------    ------------    ------------
Costs and expenses
  General and administrative expense                      $    733,311    $       --      $    733,311
  Stock option and warrant expense                              89,238            --            89,238
                                                          ------------    ------------    ------------
     Total costs and expenses                                  822,549            --           822,549
                                                          ------------    ------------    ------------
          Net loss from operations                            (822,549)           --          (822,549)
                                                          ------------    ------------    ------------
Other income (expense):
     Interest expense                                         (640,064)           --          (640,064)
                                                          ------------    ------------    ------------
          Other income (expense)                              (640,064)           --          (640,064)
                                                          ------------    ------------    ------------
Net loss before income taxes from continunig operations     (1,462,613)                   - (1,462,613
     Provision for income taxes                                   --              --              --
                                                          ------------    ------------    ------------
          Net loss from continuing operations               (1,462,613)           --        (1,462,613)
     Loss from discontinued operations                            --          (321,752)           --
                                                          ------------    ------------    ------------
          Net loss                                          (1,462,613)       (321,752)     (1,462,613)
     Preferred dividends                                          --          (528,165)           --
                                                          ------------    ------------    ------------
          Net loss attributable to common shareholders    $ (1,462,613)   $   (849,917)   $ (1,462,613)
                                                          ============    ============    ============
Net loss per share, basic and diluted
  Continuing operations                                   $      (0.27)   $       --      $      (0.27)
  Discontinued operations                                         --             (0.47)           --
                                                          ------------    ------------    ------------
                                                          $      (0.27)   $      (0.47)   $      (0.27)
                                                          ============    ============    ============
Weighted average shares outstanding,
  basic and diluted                                          5,382,211       1,813,150       5,382,211
                                                          ============    ============    ============

See accompanying notes to condensed consolidated financial statements.


GREEN ST. ENERGY, INC. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity
Six Months ended June 30, 2009
(Unaudited)
                                                                                              Deficit
                                                                                            Accumulated
                                                             Additional                      During the
                           Preferred Stock        Common      Paid-in      Accumulated      Development     Treasury
                        Series A    Series B      Stock       Capital         Deficit           Stage         Stock        Total
                       -------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 2008     $ 656,800   $6,842,797   $  11,236    $14,514,556   $(19,641,949)  $      --      $(2,285,170)   $    98,270
Common stock issued to
 acquire land               --           --         5,000        245,000           --            --             --          250,000
Common stock issued
 in exchange for
 convertible debenture      --           --        20,000      2,186,800           --            --             --        2,206,800
Beneficial conversion       --
 feature of convertible
 debenture                  --           --          --        1,400,761           --            --             --        1,400,761
Share correction            --          1,805      (1,805)          --             --            --             --
Common stock options
  and warrants              --           --          --           89,238           --            --             --           89,238
Net loss                    --           --          --             --             --      (1,462,613)          --       (1,462,613)
                       ---------   ----------   ---------    -----------   ------------   -----------    -----------    -----------
Balance,
 June 30, 2009         $ 656,800   $6,842,797   $  38,041    $18,434,550   $(19,641,949)  $(1,462,613)   $(2,285,170)   $ 2,582,456
                       =========   ==========   =========    ===========   ============   ===========    ===========    ===========


See accompanying notes to consolidated financial statements.



GREEN ST. ENERGY, INC. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flow
Six Months ended June 30, 2009 and 2008 and from inception
(January 1, 2009)
(Unaudited)                                                                                 Development
                                                                                              Stage
                                                                                            Inception
                                                                                           (January 1,
                                                                                           2009) until
                                                                                              June 30,
                                                                2009             2008          2009
                                                             -----------    -----------    -----------
Cash flows from operating activities

Net loss                                                     $(1,462,613)   $  (321,752)   $(1,462,613)
  Less loss from discontinued operations                            --         (321,752)          --
                                                             -----------    -----------    -----------
     Loss from continuing operations                          (1,462,613)          --       (1,462,613)
     Adjustment to reconcile net loss to net cash used
         in operating activities:
       Interest accretion of beneficial conversion feature       345,385           --          345,385
       Non-cash common stock options and
          warrants expense                                        89,238           --           89,238
       Amortization of deferred financing cost                    21,883           --           21,883
       Change in other assets and liabilities:
         Prepaid expenses                                          7,300           --            7,300
         Deferred financing costs                               (161,057)      (161,057)
         Accounts payable                                        201,676           --          201,676
         Accrued expenses                                        432,171           --          432,171
          Advances from shareholder                               20,320           --           20,320
                                                             -----------    -----------    -----------
            Net cash used in continuing operations              (505,697)          --         (505,697)
               Net cash used in discontinued operations             --         (866,276)          --
                                                             -----------    -----------    -----------
            Net cash used in operating activities               (505,697)      (866,276)      (505,697)
                                                             -----------    -----------    -----------
Cash flows from investing activities
  Investment in land option                                     (250,462)          --         (250,462)
                                                             -----------    -----------    -----------
            Net cash provided by investing activities           (250,462)          --         (250,462)
                                                             -----------    -----------    -----------

Cash flows from financing activities
  Loan proceeds                                                  300,000           --          300,000
  Cash overdraft                                                     159           --              159
                                                             -----------    -----------    -----------
            Net cash provided by financing activities            300,159           --          300,159
                                                             -----------    -----------    -----------

Net decrease in cash and cash equivalents                       (456,000)      (866,276)      (456,000)
Cash and cash equivalents, beginning of period                   456,000      1,081,019        456,000
                                                             -----------    -----------    -----------
Cash and cash equivalents, end of period                     $      --      $   214,743    $      --
                                                             ===========    ===========    ===========

                                                                                                  (Continued)
See accompanying notes to condensed consolidated financial statements.


GREEN ST. ENERGY, INC. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2009 and 2008 and from inception (January 1, 2009)
  of Development Stage to June 30, 2009
(Unaudited)
                                                                             Development
                                                                                Stage
                                                                              Inception
                                                                             (January 1,
                                                                             2009) until
                                                                              June 30,
                                                       2009          2008        2009
                                                    ---------     ----------  -----------

Supplemental cash flow information
Cash paid for interest and income taxes:
  Interest                                          $      --     $      --     $      --
  Income taxes                                             --            --            --

Noncash investing and financing activities:
  Accrued divedends on preferred stock                     --         528,165          --
  Land acquired for common stock                        250,000          --         250,000
  Land option acquired for convertible debenture     16,000,000          --      16,000,000
  Convertible debenture converted to common stock     2,206,800          --       2,206,800

See accompanying notes to condensed consolidated financial statements.

                      GREEN ST. ENERGY, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:      GENERAL ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of Green St. Energy, Inc. (formerly M-Wave, Inc.) ("Green St." or the "Company"), a Delaware corporation formed on January 31, 1992 and its wholly owned subsidiary Ocean Merger Sub. Green St. changed its name from M-Wave, Inc. on January 16, 2009.

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after June 30, 2009 up until the issuance of the financial statements, which occurred on August 19, 2009.

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

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Green St. and its wholly owned subsidiary, Ocean Merger Sub. Significant intercompany transactions and account balances have been eliminated. This subsidiary has no activity.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents comprise cash in banks and highly liquid investments that are both readily convertible to known amounts of cash or purchased with maturity of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has issued preferred stock and convertible debt with embedded conversion features and warrants to purchase common stock in connection with debt and equity raises. The Company has followed the accounting guidance of FAS's No. 133 and 150, EITF's 98-5, 00-27, 00-19, and 08-4 ASR 268, EITF Abstract Topic D-98 and related interpretations to determine whether these financial instruments should be accounted for as a liability or equity. If the Company determines that a financial instrument is to be recorded as a liability, the Company accounts for that liability at fair value. The liability is marked to market each reporting period with the resulting gains or losses shown on the consolidated statements of operations as a decrease or increase to interest expense. At June 30, 2009 and December 31, 2008, all of these financial instruments are classified as equity.

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

The adoption of FAS No. 157 for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis had no effect on our consolidated net income for the three and six months ended June 30, 2009.

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

EARNINGS PER SHARE - Potentially dilutive common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares, convertible debt and the exercise of common stock options and warrants for all periods. When dilutive, dividends on preferred shares are added back to the numerator of net loss when calculating earnings per share. For all periods ended June 30, 2009 and 2008, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net losses for each period.

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

The Company follows the provisions of FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FAS 109. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company files tax returns in all appropriate jurisdictions, which formerly included a federal tax return and an Illinois state tax return. Commencing on January 1, 2009, the Company no longer has operations in Illinois and will no longer be required to file an Illinois state tax return. Open tax years for both jurisdictions are 2005 to 2008, which statutes expire in 2009 to 2011, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred with expenses recognized in selling, general and administrative expenses in the statements of operations. As of June 30, 2009, the Company has no liability for unrecognized tax benefits.

NEW ACCOUNTING PRONOUNCEMENTS - There are several new accounting pronouncements issued by the FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results. The pronouncements issued during the current quarter follow.

On April 9, 2009, the FASB issued Staff Position SFAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company has adopted them in the second quarter of 2009.

On April 9, 2009, the FASB issued Staff Position SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). FSP 157-4 provides additional guidance in estimating fair value under FAS 157, when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. FSP 157-4 is effective for interim periods ending after June 15, 2009. FSP 157-4 did not have a significant impact on the Company's consolidated balance sheet, statement of operations, cash flows, or disclosures for the second quarter of 2009.

On April 9, 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2 "Recognition and Presentation of Other Than-Temporary Impairments" ("FSP 115-2"). FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP 115-2 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for second quarter 2009. FSP 115-2 did not have a significant impact on the Company's consolidated balance sheet, statement of operations, cash flows, or disclosures for the second quarter of 2009.

In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 modifies the definition of what qualifies as a subsequent event
- those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued - and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS 165 for the second quarter of 2009, in accordance with the effective date. See Note 1.

In June 2009, the FASB issued Statement No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). Among other items SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. SFAS 167 is effective for calendar year companies beginning on January 1, 2010. The Company has not yet determined the impact that adoption of SFAS 167 will have on its consolidated balance sheet, statement of operations, cash flows, or disclosures.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162 . This standard establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and non-authoritative. The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP beginning in the period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it is not otherwise expected to have any impact on the Company's consolidated balance sheet, statement of operations, cash flows, or disclosures.

In June 2009, the Securities and Exchange Commission released of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The Company has not yet determined the impact that adoption of SAB 112 will have on its consolidated balance sheet, statement of operations, cash flows, or disclosures, if any.

NOTE 3:     DISCONTINUED OPERATIONS

On December 30, 2008, the shareholders of the Company approved the sale of substantially all of its assets to M-Wave International, L.L.C., an Illinois limited liability company controlled by Joseph A. Turek, the Company's former Chief Executive Officer and Robert Duke, the Company's former President, pursuant to the terms set forth in the Asset Purchase Agreement dated September 9, 2008 (the "Asset Purchase Agreement"). As consideration for the acquisition, the Company received net cash proceeds of $455,000 at closing, less cash retained by the purchaser of $216,919. The Company recognized a loss on the sale of these assets of $604,915. Upon completion of the sale of the Company's assets, it effectively became a public shell as of December 30, 2008. Results for the three and six months ended June 30, 2008, which are included in discontinued operations, are as follows:

                                                 Three Months       Six Months
                                                     Ended             Ended
                                                 June 30, 2008     June 30, 2008
                                                 -------------     -------------
Net sales                                         $ 3,044,065       $ 6,075,769
Cost of goods sold                                  2,384,291         4,584,083
                                                  -----------       -----------
  Gross profit                                        659,774         1,491,686
Operating expenses                                    860,645         1,813,438
                                                  -----------       -----------
  Loss from discontinued operations               $  (200,871)      $  (321,752)
                                                  ===========       ===========


NOTE 4:     LAND

On January 14, 2009, the Company entered into a Real Estate Purchase Contract with The Nacelle Corporation for the purchase of one hundred and sixty (160) acres of unimproved property near Tehachapi, California (the "Purchase Contract"). The terms of the Purchase Contract provide for a cash equivalent purchase price of $250,000 in the form of one million restricted shares of the Company's common stock, par value $0.005 based upon the closing price of $0.25 for the Company's common stock on January 12, 2009. The shares were subsequently issued on February 12, 2009.

NOTE 5:     LAND OPTION AND CONVERTIBLE DEBENTURE

On February 12, 2009, the Company entered into an Exclusive Option to Purchase Unimproved Land with The Nacelle Corporation (the "Agreement"). Pursuant to the terms of the Agreement, the Company obtained a three year option to purchase 4,840 acres of unimproved property near Tehachapi, California (the "Property"). In consideration for the option to purchase the Property, the Company issued a three year $16 million convertible debenture with interest at 5% per annum (the "Debenture"). The Debenture is convertible into shares of the Company's common stock six months following its issuance at the fixed conversion price of $0.5517 (subject to customary adjustment for stock splits or other capital changes) subject to the limitation that the holder may not acquire in excess of 19.99% of the Company's outstanding common stock at any given time without prior shareholder approval. In addition to the Debenture the Company agreed to pay the land owner or its assignees the sum of approximately $260,000. In the event the Company exercises the option to acquire the Property and the appraised fair market value of the Property as of February 12, 2009 is less than the face value of the Debenture and cash consideration tendered under the Agreement, then the value of the Debenture will be adjusted to reflect the value of the Property as of February 12, 2009 less the cash consideration paid by the Company in connection with the Agreement.

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

Upon issuance of the Debenture, the Company recorded a discount from beneficial conversion feature of $1,400,761 that is being amortized over the term of the debenture using the straight-line method which, is not materially different from the effective interest method promulgated by applicable accounting pronouncements. At June 30, 2009, the convertible debenture consisted of the following:

Original face amount                                               $ 16,000,000
Amount converted                                                     (2,206,800)
                                                                   ------------
  Current face amount                                                13,793,200
Intrinsic value of beneficial conversion feature                     (1,400,761)
Interest accretion                                                      345,385
                                                                   ------------
     Convertible debenture                                         $ 12,737,824
                                                                   ============

Accrued interest                                                   $    266,462
                                                                   ============

NOTE 6:          NOTE PAYABLE

The Company borrowed $300,000 from an individual which is due May 1, 2010 and includes interest at the rate of 10% per annum. The note is secured by a Deed of Trust for the land.


NOTE 8:          COMMITMENTS AND CONTINGENCIES

None.


NOTE 9:          RELATED PARTY TRANSACTION

The Chief Executive Officer of the Company advanced the Company $20,320 during the three months ended June 30, 2009 for working capital.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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



ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4:           CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2009. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company's current disclosure controls and procedures, as designed and implemented, are not effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including insuring that such information is accumulated and communicated to the Company's management, including the CEO, as appropriate, to allow timely decisions regarding required disclosure. As a result of a change in business, the Company was delayed in completing the necessary information to make a timely filing for its report as of March 31, 2009. The Company has initiated steps to insure it complies with the SEC requirements and expects to be more timely filing starting with the second quarter of 2009.

(b)  Changes in Internal Controls

During the quarter ended June 30, 2009, the Company hired one consultant to maintain its financial records and a second consultant to assist in making required SEC filings. The Company's former CFO left the Company during the first quarter and has not yet been replaced. The hiring of the consultants is expected to minimize any significant deficiencies or material weaknesses in internal controls

PART II: OTHER INFORMATION

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

                                       GREEN ST. ENERGY, INC.


Date:    August 19, 2009               By:      /S/ ANTHONY CATALDO
                                                -----------------------------
                                                Chief Executive Officer and
                                                Interim Financial Officer