Form 10-Q
period 2009-09-30
Green St. Energy, Inc.
filed 2009-11-20
CIK 883842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:             September 30, 2009

Commission File Number:           0-19944

Green St. Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3809819
(State or Jurisdiction of	(IRS Employer ID No)
Incorporation or Organization)

123 Green St., Tehachapi, California  93561
(Address of principal executive office) (zip code)

(310) 556-9688
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

The number of shares outstanding of registrant’s common stock, par value $0.005 per share, as of November 18, 2009, was 7,174,157 shares.

GREEN ST. ENERGY, INC. and Subsidiary
(A Development Stage Company)

INDEX

		Page
		No.

Part I	Financial Information

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3
	Condensed Consolidated Statements of Operations (Unaudited) – For the Three Months Ended September 30, 2009 and 2008	4
	Condensed Consolidated Statements of Operations (Unaudited) – For the Nine Months Ended September 30, 2009 and 2008 and period from inception of development stage (January 1, 2009) through September 30, 2009	5
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) - For the period from inception of development stage (January 1, 2009) through September 30, 2009	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Nine Months Ended September 30, 2009 and 2008 and period from inception of development stage (January 1, 2009) through September 30, 2009	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	19
Item 4:	Controls and Procedures	19

Part II	Other Information

Item 6:	Exhibits	20

PART I  FINANCIAL INFORMATION

GREEN ST. ENERGY, INC. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008

	2009	2008

Assets
Current assets:
Cash and cash equivalents	$-	$456,000
Prepaid expenses	9,000	25,300
Total current assets	9,000	481,300
Land	250,000	-
Land option	16,250,462	-
Deferred financing costs	119,280	-
Total assets	$16,628,742	$481,300

Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	$159	$-
Accounts payable	548,120	284,144
Accrued expenses	717,451	98,886
Advance from related party	20,320	-
Note payable	300,000	-
Total current liabilities	1,586,050	383,030
Convertible debenture	12,839,281	-
Total liabilities	14,425,331	383,030
Commitments and contingencies

Stockholders' equity:
Preferred stock, $100 par value:
Series A authorized 30,000 shares; issued and outstanding 12,500 shares at September 30, 2009 and December 31, 2008, respectively	656,800	656,800
Series B authorized 70,000 shares; issued and outstanding 69,648 shares at September 30, 2009 and December 31, 2008, respectively	6,842,797	6,842,797
Common stock: $0.005 par value; authorized 200,000,000 shares; 7,608,111 and 2,247,104 shares issued and 7,174,157 and 1,813,150 shares outstanding at September 30, 2009 and December 31, 2008, respectively	38,041	11,236
Additional paid-in capital	18,449,149	14,514,556
Accumulated deficit	(19,641,949)	(19,641,949)
Deficit accumulated during the development stage	(1,856,257)	-
Treasury stock, at cost, 433,954 shares in 2009 and 2008	(2,285,170)	(2,285,170)
Total stockholders' equity	2,203,411	98,270
Total liabilities and stockholders' equity	$16,628,742	$481,300

See accompanying notes to condensed consolidated financial statements.

GREEN ST. ENERGY, INC. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008

Costs and expenses
General and administrative expense	$76,300	$-
Stock option and warrant expense	14,599	-
Total costs and expenses	90,899	-
Net loss from operations	(90,899)	-
Other income (expense):
Interest expense	(302,745)	-
Other income (expense)	(302,745)	-
Net loss before income taxes from continuing operations	(393,644)	-
Provision for income taxes	-	-
Net loss from continuing operations	(393,644)	-
Loss from discontinued operations	-	(174,847)
Net loss	(393,644)	(174,847)
Preferred dividends	-	528,165
Net loss attributable to common shareholders	$(393,644)	$353,318
Net loss per basic share
Continuing operations	$(0.05)	$-
Discontinued operations	-	0.19
	$(0.05)	$0.19
Basic weighted average shares outstanding	7,174,157	1,813,150

Net loss per diluted share
Continuing operations	$(0.05)	$-
Discontinued operations	-	0.18
	$(0.05)	$0.18
Diluted weighted average shares outstanding	7,174,157	1,923,150

See accompanying notes to condensed consolidated financial statements.

GREEN ST. ENERGY, INC. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
Nine Months Ended September 30, 2009 and 2008 and from inception (January 1, 2009)
of Development Stage to September 30, 2009
(Unaudited)

			Development
			Stage
			Inception
			(January 1,
			2009) until
			September 30,
	2009	2008	2009

Costs and expenses
General and administrative expense	$809,611	$-	$809,611
Stock option and warrant expense	103,837	-	103,837
Total costs and expenses	913,448	-	913,448
Net loss from operations	(913,448)	-	(913,448)
Other income (expense):
Interest expense	(942,809)	-	(942,809)
Other income (expense)	(942,809)	-	(942,809)
Net loss before income taxes from continuing operations	(1,856,257)	-	(1,856,257)
Provision for income taxes	-	-	-
Net loss from continuing operations	(1,856,257)	-	(1,856,257)
Loss from discontinued operations	-	(496,599)	-
Net loss	(1,856,257)	(496,599)	(1,856,257)
Preferred dividends	-	-	-
Net loss attributable to common shareholders	$(1,856,257)	$(496,599)	$(1,856,257)
Net loss per share, basic and diluted
Continuing operations	$(0.31)	$-	$(0.31)
Discontinued operations	-	(0.27)	-
	$(0.31)	$(0.27)	$(0.31)
Weighted average shares outstanding, basic and diluted	5,986,090	1,813,150	5,986,090

See accompanying notes to condensed consolidated financial statements.

GREEN ST. ENERGY, INC. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders' Equity
From inception of development stage (January 1, 2009) through September 30, 2009
(Unaudited)

						Deficit
						Accumulated
				Additional		During the
	Preferred Stock		Common	Paid-in	Accumulated	Development	Treasury
	Series A	Series B	Stock	Capital	Deficit	Stage	Stock	Total

Balance, December 31, 2008	$656,800	$6,842,797	$11,236	$14,514,556	$(19,641,949)	$-	$(2,285,170)	$98,270
Common stock issued to acquire land			5,000	245,000				250,000
Common stock issued in exchange	-	-	-	-	-	-	-	-
for convertible debenture			20,000	2,186,800				2,206,800
Beneficial conversion								-
feature of convertible debenture	-	-	-	1,400,761	-	-	-	1,400,761
Share correction	-		1,805	(1,805)	-	-	-	-
Common stock options and warrants	-	-	-	103,837	-	-	-	103,837
Net loss	-	-	-	-	-	(1,856,257)	-	(1,856,257)
Balance, September 30, 2009	$656,800	$6,842,797	$38,041	$18,449,149	$(19,641,949)	$(1,856,257)	$(2,285,170)	$2,203,411

See accompanying notes to consolidated financial statements.

GREEN ST. ENERGY, INC. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008 and from inception (January 1, 2009)
of Development Stage through September 30, 2009
(Unaudited)

			Development
			Stage
			Inception
			(January 1,
			2009) until
			September 30,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(1,856,257)	$(496,599)	$(1,856,257)
Less loss from discontinued operations	-	(496,599)	-
Loss from continuing operations	(1,856,257)	-	(1,856,257)
Adjustment to reconcile net loss to net cash used in operating activities:
Interest accretion of beneficial conversion feature	446,842	-	446,842
Non-cash common stock options and warrants expense	103,837	-	103,837
Amortization of deferred financing cost	41,777	-	41,777
Change in other assets and liabilities:
Prepaid expenses	16,300	-	16,300
Deferred financing costs	(161,057)		(161,057)
Accounts payable	263,977	-	263,977
Accrued expenses	618,564	-	618,564
Advances from related party	20,320	-	20,320
Net cash used in continuing operations	(505,697)	-	(505,697)
Net cash used in discontinued operations	-	(857,260)	-
Net cash used in operating activities	(505,697)	(857,260)	(505,697)
Cash flows from investing activities
Investment in land option	(250,462)	-	(250,462)
Net cash provided by investing activities	(250,462)	-	(250,462)

Cash flows from financing activities
Cash overdraft	159	-	159
Loan proceeds	300,000	-	300,000
Net cash provided by financing activities	300,159	-	300,159

Net decrease in cash and cash equivalents	(456,000)	(857,260)	(456,000)
Cash and cash equivalents, beginning of period	456,000	1,081,019	456,000
Cash and cash equivalents, end of period	$-	$223,759	$-

(Continued)
See accompanying notes to condensed consolidated financial statements.

GREEN ST. ENERGY, INC. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2009 and 2008 and from inception (January 1, 2009)
of Development Stage to September 30, 2009
(Unaudited)

			Development
			Stage
			Inception
			(January 1,
			2009) until
			September 30,
	2009	2008	2009

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-

Noncash investing and financing activities:
Reverse accrued divedends on preferred stock	-	528,165	-
Land acquired for common stock	250,000	-	250,000
Land option acquired for convertible debenture	16,000,000	-	16,000,000
Convertible debenture converted to common stock	2,206,800	-	2,206,800

See accompanying notes to condensed consolidated financial statements.

GREEN ST. ENERGY, INC. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:      GENERAL ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of Green St. Energy, Inc. (formerly M-Wave, Inc.) ("Green St." or the "Company"), a Delaware corporation formed on January 31, 1992 and its wholly owned subsidiary Ocean Merger Sub (the "Subsidiary").

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

The Company became a development stage enterprise on December 30, 2008. Accordingly, the costs associated with the development stage activities discussed below, have an inception date of January 1, 2009.  Prior losses relating to the supply chain service business discussed above have been transferred to accumulated deficit.  On January 13, 2009, the Company changed its name to Green St. Energy, Inc. with the intent to enter into the alternative energy business.

Unaudited Condensed Interim Financial Statements Basis of Presentation

The condensed consolidated financial statements included in this report have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting including, the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  The condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to make the financial statements not misleading.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2008, which is included in the Company’s Form 10-K for the year ended December 31, 2008.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after September 30, 2009 up until the issuance of the financial statements, which occurred on November 20, 2009.

Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

GOING CONCERN

As discussed above, the Company is in process of entering the alternative energy segment, focusing primarily on wind energy.  In this regard, the Company has obtained land, has had prepared a feasibility study and has commenced raising funds and completing its business plan.  The Company will require substantial funding to meet its goal of developing a wind energy farm.  It is the Company's intention to raise capital through private placement of its common stock and through debt financing to meet the capital requirements of its business plan.  The Company has no current revenues and expects it will require a substantial amount of time to develop its infrastructure and begin selling energy.  The Company has discontinued accruing compensation for its officers until it completes a financing.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Principles of consolidation - The consolidated financial statements include the accounts of Green St. and its wholly owned subsidiary, Ocean Merger Sub. Significant intercompany transactions and account balances have been eliminated.  This Subsidiary had no activity.

Cash and cash equivalents - Cash and cash equivalents comprise cash in banks and highly liquid investments that are both readily convertible to known amounts of cash or purchased with an original maturity of three months or less.

Fair value of financial instruments - The Company has issued preferred stock, convertible debt with an embedded conversion feature and warrants and options to purchase common stock in connection with debt and equity raises.  If the Company determines that a financial instrument is to be recorded as a liability, the Company accounts for that liability at fair value.  The liability is marked to market each reporting period with the resulting gains or losses shown on the consolidated statements of operations as a decrease or increase to interest expense.  At September 30, 2009 and December 31, 2008, all of these financial instruments are classified as equity.

The Company's financial instruments include cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities.  The fair values of all financial instruments are not materially different from their carrying values.

Share-based payment - The Company is required to recognize compensation expense for equity awards over the requisite service period based on their grant date fair values.  Compensation expense is recognized using a straight-line method only for share-based payments expected to vest.  We estimate forfeitures at the date of grant based on our historical experience and future expectations.  Estimated forfeitures are expected to be minor and not material to the financial statements.

Earnings per share - Potentially dilutive common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares, convertible debt and the exercise of common stock options and warrants for all periods.  When dilutive, dividends on preferred shares are added back to the numerator of net loss when calculating earnings per share.  For all periods ended September 30, 2009 and 2008, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net losses for each period, except for the quarter ended September 30, 2008 when previously accrued preferred stock dividends were reversed, resulting in net earnings available to common shareholders.  Fully diluted weighted average shares outstanding in 2008 were 1,923,150 as compared to basic weighted average shares outstanding of 1,813,150.  Basic and fully diluted weighted average shares were 7,174,157 for the 2009 quarter.

Income taxes – We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also provided for carry forwards for income tax purposes. In addition, the amount of any future tax benefit is reduced by a valuation allowance to the extent such benefits are not expected to be realized.  A full valuation allowance is provided for all deferred tax assets.

The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company files tax returns in all appropriate jurisdictions, which formerly included a federal tax return and an Illinois state tax return. Commencing on January 1, 2009, the Company no longer has operations in Illinois and will no longer be required to file an Illinois state tax return.  Open tax years for both jurisdictions are 2006 to 2008, which statutes expire in 2009 to 2011, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred with expenses recognized in selling, general and administrative expenses in the Statements of Operations. As of September 30, 2009, the Company has no liability for unrecognized tax benefits.

New Accounting Pronouncements - There are several new accounting pronouncements issued by the FASB which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the manner in which companies refer to U.S. GAAP in financial statements and note disclosures. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  The Company adopted this body of accounting for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on our consolidated financial statements taken as a whole.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, we adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact our consolidated financial statements.

FASB ASC Topic 715, “Compensation - Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 are not applicable to us.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income  to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for us on January 1, 2009 and did not have a significant impact on our consolidated financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on our consolidated financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for us on January 1, 2009 and did not impact our consolidated financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. We adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact our consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for our consolidated financial statements beginning October 1, 2009 and is not expected to have a significant impact on our consolidated financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 had no impact on our consolidated financial statements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for our consolidated financial statements for periods ending after June 15, 2009 and did not have a significant impact on our consolidated financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on our consolidated financial statements.

NOTE 3:     DISCONTINUED OPERATIONS

On December 30, 2008, the shareholders of the Company approved the sale of substantially all of its assets to M-Wave International, L.L.C., an Illinois limited liability company controlled by former executive management members as set forth in the Asset Purchase Agreement dated September 9, 2008 (the "Asset Purchase Agreement").  As consideration for the acquisition, the Company received net cash proceeds of $455,000 at closing, less cash retained by the purchaser of $216,919.  The Company recognized a loss on the sale of these assets of $604,915.  Results for the three and nine months ended September 30, 2008, which are included in discontinued operations, are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
Net sales	$3,192,203	$9,267,972
Cost of goods sold	2,494,018	7,078,101
Gross profit	698,185	2,189,871
Operating expenses	873,032	2,686,470
Loss from discontinued operations	$(174,847)	$(496,599)

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

In the event the Company does not exercise the option, The Nacelle Corporation would retain the Debenture and any cash proceeds.  Should the Company exercise the option the cash consideration and any payments on the Debenture would be applied toward the purchase price of the Property.  Pursuant to the approval of the Board of Directors, the Holder converted $2,206,800 of the Debenture into 4 million shares of the Company's common stock on February 23, 2009.

Upon issuance of the Debenture, the Company recorded a discount from beneficial conversion feature of $1,400,761 that is being amortized over the term of the debenture using the straight-line method which, is not materially different from the effective interest method promulgated by applicable accounting pronouncements.  At September 30, 2009, the convertible debenture consisted of the following:

Original face amount	$16,000,000
Amount converted	(2,206,800)
Current face amount	13,793,200
Intrinsic value of beneficial conversion feature	(1,400,761)
Interest accretion	446,842
Convertible debenture	$12,839,281

Accrued interest	$440,294

NOTE 6:          NOTE PAYABLE

On May 1, 2009, the Company borrowed $300,000 from an individual creditor which is due on May 1, 2010 and includes interest at the rate of 10% per annum.  The note is secured by a Deed of Trust for the land owned by the Company.

NOTE 7:          RELATED PARTY TRANSACTION

During 2009, the Chief Executive Officer of the Company advanced the Company $20,320, without interest, for working capital needs.

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

Going Concern

The Company is in process of entering the alternative energy segment, focusing primarily on wind energy.  In this regard, the Company has obtained land, has had prepared a feasibility study and has commenced raising funds and completing its business plan.  The Company will require substantial funding to meet its goal of developing a wind energy farm.  It is the Company's intention to raise capital through private placement of its common stock and through debt financing to meet the capital requirements of its business plan.  The Company has no current revenues and expects it will require a substantial amount of time to develop its infrastructure and begin selling energy.  The Company has discontinued accruing compensation for its officers until it completes a financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Results of Operations

Comparison of the three and nine months ended September 30, 2009 and 2008

The Company is in the initial stages of acquiring unimproved property near Tehachapi, California to be used for generating, distributing and selling wind energy.  The Company has acquired certain properties in exchange for its common stock, cash and debt and intends to make private placements of its common stock to raise capital to be used in implementing its business plan.  In 2008, the Company was operating in a different business which was discontinued at the end of that year.

Our Plan of Operation for the Next Twelve Months

We plan to raise capital and acquire properties to be used to implement our business plan of developing generating, distributing and selling wind energy.  Due to the longer term nature of this business plan, we do not expect to receive revenues during the next 12 months.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2009.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are not effective due primarily to a lack of segregation of duties, in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate, to allow timely decisions regarding required disclosure.  As a result of a change in business, the Company was delayed in completing the necessary information to make a timely filing of its report as of March 31, 2009.  The Company initiated steps insuring it complied with the SEC filing requirements.

(b)  Changes in Internal Controls

During the quarter ended June 30, 2009, the Company hired an accounting consultant to maintain its financial records and another consultant to assist in financial reporting for making required SEC filings.  The Company's former CFO left the Company during the first quarter of 2009 and has not yet been replaced.  The hiring of the consultants is expected to minimize any significant deficiencies or material weaknesses in internal controls from a financial close and external financial reporting perspective.  No additional changes in internal controls were made during the quarter ended September 30, 2009.

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

GREEN ST. ENERGY, INC.

Date: November 20, 2009	By:	/s/ Anthony Cataldo
Chief Executive Officer and
Interim Financial Officer